Form 10-Q
period 2008-03-31
ORIGINOIL INC
filed 2008-05-14
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

ORIGINOIL, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2029 Century Park East, 14th  Floor
Los Angeles, CA 93117
(Address of principal executive offices, Zip Code)

(424) 202-6944
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of May 1, 2008 was 143,430,050.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2008

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2008

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,056,246	$1,267,670
Prepaid expenses	17,500	-

Total Current Assets	1,073,746	1,267,670

PROPERTY & EQUIPMENT, at cost
Computer equipment	2,585	-
Less accumulated depreciation	(517)	-

Net property and equipment	2,068	-

OTHER ASSETS
Patent	3,561	3,561
Trademark	4,467	4,467
Security deposit	650	650

Total Other Assets	8,678	8,678

TOTAL ASSETS	$1,084,492	$1,276,348

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$19,484	$14,762
Credit card payable	378	159
Payroll taxes payable	13,142	15,120

TOTAL LIABILITIES	33,004	30,041

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 143,430,050 shares issued and outstanding	14,343	14,343
Additional Paid in Capital	1,678,054	1,678,054
Deficit accumulated during the development stage	(640,909)	(446,090)

TOTAL SHAREHOLDERS' EQUITY	1,051,488	1,246,307

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,084,492	$1,276,348

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		From Inception
		June 1, 2007
	Three Month Ended	through
	March 31, 2008	March 31, 2008

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	167,131	613,025
Research & development	38,423	49,854
Depreciation & amortization expense	517	517

TOTAL OPERATING EXPENSES	206,071	663,396

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(206,071)	(663,396)

OTHER INCOME/(EXPENSES)
Interest income	1,738	11,436
Dividend income	7,531	9,336
Capital gains	-	107
Tax exempt interest	1,983	1,983
Interest expense	-	(375)

TOTAL OTHER INCOME/(EXPENSE)	11,252	22,487

NET LOSS	$(194,819)	$(640,909)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	143,430,050

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2007	143,430,050	$14,343	$1,678,054	$(446,090)	$1,246,307

Net Loss (unaudited)				(194,819)	(194,819)

Balance at March 31, 2008 (unaudited)	143,430,050	$14,343	$1,678,054	$(640,909)	$1,051,488

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From Inception
		June 1, 2007
	Three Months Ended	through
	March 31, 2008	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194,819)	$(640,909)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	517	517
Contributed capital by investor	-	375
Common stock issued for services	-	5,000
(Increase) Decrease in:
Prepaid expenses	(17,500)	(17,500)
Other assets	-	(8,678)
Increase (Decrease) in:
Accrued expense	4,722	19,484
Credit card payable	219	378
Payroll taxes payable	(1,978)	13,142

NET CASH USED IN OPERATING ACTIVITIES	(208,839)	(628,191)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(2,585)	(2,585)

NET CASH USED BY INVESTING ACTIVITIES	(2,585)	(2,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for issuance of common stock, net	-	1,687,022

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,687,022

NET INCREASE (DECREASE) IN CASH	(211,424)	1,056,246

CASH, BEGINNING OF PERIOD	1,267,670	-

CASH, END OF PERIOD	$1,056,246	$1,056,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$105,705

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2008

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through March 31, 2008. It is Management’s plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of OriginOil, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition
The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the three months ended March 31, 2008, the Company issued no shares of common stock.

4.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Included in the balance at March 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by OriginOil, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of OriginOil, Inc. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

The Company is currently in the stage of developing a technology to grow microalgae rapidly and extract its oil content to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents. The Company’s business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies. The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product.

The Company’s patent-pending OriginOil System is an advanced bioreactor (growth vessel) system where microalgae can be rapidly grown and cracked to extract algae oil. The OriginOil System can be configured to have many bioreactors for high volume round-the-clock oil production.

We were incorporated in the State of Nevada on June 1, 2007. Our principal executive offices are located at 2029 Century Park East, 14 th Floor, Los Angeles, California 90067. Our telephone number is (424) 202-6944. Our website address is www.originoil.com. Our fiscal year end is December 31. As of April 28, 2008, our common stock is quoted on the Over the Counter Bulletin Board under the symbol “OOIL”.

Critical Accounting Policies

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Revenue Recognition

The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2007, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position

As of December 31, 2007, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

Results of Operations

Revenues

Revenues for the quarter ended March 31, 2008 were $0. Currently the Company is in its development stage and has no revenues.

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2008 was $167,131. The G&A expenses consist primarily of salaries and professional fees.

Research and Development

Research and development (“R&D”) cost for the three months ended March 31, 2008 was $38,423. The cost of R&D consist primarily of testing and research of product development.

Net Loss

Our net loss for the quarter ended March 31, 2008 was $(194,819). This is due to continuing operation of the company, technology development, and the costs associated with registering the company for its public offering.

Liquidity and Capital Resources

As of March 31, 2008, we had $1,246,307 of working capital as compared to a working deficit of $(446,090) from inception (June 1, 2007) through March 31, 2008. This was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $(628,191) for the period from inception (June 1, 2007) through March 31, 2008, as compared to cash used of $(640,909) from inception through March 31 2008. This decrease was primarily attributable to an increase in Prepaid Expenses.

Cash flows provided from financing activities for the quarter ended March 31, 2008 was $0, as compared to $1,687,022 from inception (June 1, 2007) through March 31, 2008, which came from private investment by accredited investors.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A.Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.       Exhibits.

Exhibit No.	Title of Document	Location
3.1	Articles of Incorporation	(1)

3.3	By-laws	(2)

10.1	Form of Subscription Agreement, dated July 11, 2007	(2)

10.2	Form of Subscription Agreement, dated August 2007	(2)

10.3	Form of Subscription Agreement, dated November 2007	(3)

31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.	Attached

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
		Attached

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on March 24, 2008
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 11, 2007.
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on February 5, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry	Date: May 14, 2008
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer)