Form 10-Q/A
period 2008-03-31
ORIGINOIL INC
filed 2008-05-15
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

On May 14, 2008, OriginOil, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2008. The Company hereby amends the Form 10-Q to disclose additional information and correct certain errors contain therein.

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

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

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

Research and Development Cost

Research and development (“R&D”) cost for the three months ended March 31, 2008 was $38,423. The R&D costs consist primarily of testing and research of product development.

Net Loss

Our net loss for the quarter ended March 31, 2008 was $194,819. This is due to continuing operations of the company, technology development, and the costs associated with registering the company for its public offering.

Liquidity and Capital Resources

As of March 31, 2008, we had $1,040,742 of working capital as compared to $1,237,629 from inception (June 1, 2007) through December 31, 2007. This decrease in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $208,839 for the three months ended March 31, 2008. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $2,585 for the three months ended March 31, 2008. The Company purchased small equipment.

Net cash flows provided from financing activities for the quarter ended March 31, 2008 was $0. There was no equity financing, or loans from shareholders.

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