Form 10-Q
period 2008-06-30
ORIGINOIL INC
filed 2008-08-14
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

ORIGINOIL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0287664 (I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of July 31, 2008 was 143,430,050.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$739,043	$1,267,670
Prepaid expense	10,000	-

Total Current Assets	749,043	1,267,670

PROPERTY & EQUIPMENT, at cost
Machinery and equipment	1,373	-
Furniture and fixtures	2,821	-
Computer equipment	2,584	-
	6,778	-
Less accumulated depreciation	(568)	-

	6,210	-

OTHER ASSETS
Patent	3,561	3,561
Trademark	4,467	4,467
Security deposit	9,650	650

Total Other Assets	17,678	8,678

TOTAL ASSETS	$772,931	$1,276,348

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,181	14,762
Credit card payable	869	159
Other payable	2,887	-
Payroll taxes payable	9,926	15,120

TOTAL LIABILITIES	17,863	30,041

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares Common stock, $0.0001 par value; 500,000,000 authorized common shares 143,430,050 shares issued and outstanding, respectively	14,343	14,343
Additional paid in capital	1,678,055	1,678,055
Deficit accumulated during the development stage	(937,330)	(446,091)

TOTAL SHAREHOLDERS' EQUITY	755,068	1,246,307

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$772,931	$1,276,348

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				From Inception
	Three Months		Six Months	June 1, 2007
	Ended	Period Ended	Ended	through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	228,997	53,181	396,127	842,022
Research & development	73,361	-	111,784	123,215
Depreciation & amortization expense	51	-	568	568

TOTAL OPERATING EXPENSES	302,409	53,181	508,479	965,805

LOSS FROM OPERATIONS BEFORE OTHER INCOME	(302,409)	(53,181)	(508,479)	(965,805)

OTHER INCOME
Interest income	99	3	1,837	11,535
Dividend income	5,889	-	13,420	15,225
Capital gains	-	-	-	107
Tax exempt interest	-	-	1,983	1,983
Interest expense	-	-	-	(375)

TOTAL OTHER INCOME/(EXPENSE)	5,988	3	17,240	28,475

NET LOSS	$(296,421)	$(53,178)	$(491,239)	$(937,330)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	143,430,050	-	143,430,050

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2007	143,430,050	$14,343	$1,678,055	$(446,091)	$1,246,307

Net Loss for the period ended June 30, 2008 (unaudited)				(491,239)	(491,239)

Balance at June 30, 2008 (unaudited)	143,430,050	$14,343	$1,678,055	$(937,330)	$755,068

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six Months		June 1, 2007
	Ended	Period Ended	through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491,239)	$(53,178)	$(937,330)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	568	-	568
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
(Increase) Decrease in:
Prepaid expenses	(10,000)	(15,000)	(10,000)
Deposits	(9,000)	(650)	(9,650)
Advances to Officers	-	(2,750)	-
Other assets	-	-	(8,028)
Increase (Decrease) in:
Accounts payable	-	11,612	-
Accrued expenses	(10,581)	-	4,181
Credit card payable	710	278	869
Payroll taxes payable	(5,194)	13,489	9,926
Other liabilities	2,887	-	2,887

NET CASH USED IN OPERATING ACTIVITIES	(521,849)	(46,199)	(941,202)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(6,778)	-	(6,778)

NET CASH USED BY INVESTING ACTIVITIES	(6,778)	-	(6,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	75,000	-
Proceeds from investors to purchase common stock	-	22,563	-
Proceeds from stock issuance	-	-	1,687,023

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	97,563	1,687,023

NET INCREASE IN CASH	(528,627)	51,364	739,043

CASH, BEGINNING OF PERIOD	1,267,670	-	-

CASH, END OF PERIOD	$739,043	$51,364	$739,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its’ inception, and believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Carbon Sciences, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended June 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the six months ended June 30, 2008, the Company issued no shares of common stock.

4.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

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

Included in the balance at June 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

Overview

The Company is currently developing a technology to produce a bio-fuel from algae through a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents. Algae, unlike other bio-fuel feedstock such as corn and sugarcane, does not destroy vital farmlands and rainforests, disrupt global food supplies and create new environmental problems.

The Company’s business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies. The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product.

A host of factors, including rising oil prices, global warming, and the rapid industrialization of China and India, have greatly increased the demand for a renewable alternative to petroleum. With new technology, algae can be grown economically to replace petroleum.

There are three primary challenges in cultivating algae for oil:

•
Algae growth is dependent on a calm fluid environment; it does not like agitation. One of the primary challenges is how to optimally introduce carbon dioxide (CO2) and nutrients needed by the growing algae culture without disrupting or over-aerating it.

•	Algae requires light as a source of energy to fuel its growth and oil production facilities. Algae cultivation systems need to distribute light cost-effectively and evenly within the algae culture.

•
Algae organisms are protected by a tough cell wall. That wall must be cracked — normally an energy-expensive process — to extract the oil. The challenge is to maximize oil yield by cracking as many of the algae cells as possible with the smallest amount of energy.

To meet these challenges, the Company is developing a portfolio of proprietary technologies, including Quantum Fracturing™ and the Helix BioReactor™.

Quantum Fracturing

Quantum Fracturing, the Company’s patent-pending technology, based on the science of mass transfer and fluid fracturing, addresses, and overcomes, all three challenges above. It works at the microscopic level to unlock many biological and chemical properties that massively enhance the efficiency of algae production and oil extraction.

In Quantum Fracturing, water, carbon dioxide and other nutrients are fractured at very high pressure to create a slurry of micron-sized bubbles, which is then injected into the algae culture awaiting it in a lower-pressure growth vessel, the bioreactor. This process can theoretically achieve total and instantaneous distribution of nutrients to every algae cell in the culture without fluid disruption or aeration. The pressure differentials between the two zones substantially increase contact and exchange between the micronized nutrients and the algae cells.

Helix BioReactor

The heart of the Company’s system is the Helix BioReactor, an advanced algae growth system that can grow multiple layers of algae biomass around-the-clock with daily harvest. In a natural pond, the sun only illuminates one layer of algae growth, down to about half an inch below the surface. In contrast, the Helix Bioreactor features a rotating vertical shaft with very low energy lights arranged in a helix or spiral pattern, which results in a theoretically unlimited number of layers. Additionally, each lighting element is engineered to produce specific light waves and frequencies for optimal algae growth.

The helix structure also serves as the BioReactor’s nutrient delivery system, through which the Quantum Fractured nutrients, including CO2, is evenly delivered to the entire algae culture, monitored and tuned for optimum growth.

Solvent-Free Extraction Process

Algae walls, which encase the oil, are resilient and difficult to break down, and the process of cracking algae cells to release the oil, known as lysing, has long represented a big challenge for the algae-to-oil industry. Mechanical methods to do so are energy-intensive and often ineffective; commonly-used chemical solvents such as benzene, ether or hexane are toxic and require careful handling. Such practices increase operating costs and make it harder to site algae production systems.

The Company has developed a new algae oil extraction process that does not use chemical solvents. Algae biomass is first sent through a shielded wave guide system where it receives low-wattage, frequency-tuned microwave bursts that break the cell walls. Quantum Fracturing is then applied to the now pre-cracked cells to complete the oil extraction with ease. This unique approach makes low-energy and environmentally-safe algae oil production a reality.

Modular and Scalable System

To reach the production levels necessary to realistically replace petroleum as an energy source, an algae growth system must be fully scalable. The Company’s system to enhance and optimize algae growth allows both horizontal and vertical “stacking” of many Helix BioReactors into an integrated network of fully automated, portable, and remotely monitored growth units.

Further, by the use of such modular design, a large number of Helix BioReactors can be connected to a small number of extraction units to achieve both economies of scale and full industrialization of algae production.

The Company’s business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies. The technologies we will use to transform algae into a new form of oil, however, have never been utilized on a commercial basis.

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

Results of Operations

Revenues

Currently the Company is in its development stage and has no revenues for the three months and six months ended June 30, 2008. We were incorporated in the State of Nevada on June 1, 2007.

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months and six months ended June 30, 2008 were $228,997 and $396,127, respectively. The G&A expenses consist primarily of salaries and professional fees.

Research and Development Cost

Research and development (“R&D”) cost for the three months and six months ended June 30, 2008 were $73,361 and $111,784, respectively. The R&D costs consist primarily of testing and research of product development.

Net Loss

Our net loss for the three months and six months ended June 30, 2008 was $296,421 and $491,239 respectively. This is due to continuing operations of the company, technology development, and the costs associated with registering the company for its public offering.

Liquidity and Capital Resources

As of June 30, 2008, we had $731,180 of working capital as compared to $1,237,629 from inception (June 1, 2007) through December 31, 2007. This decrease in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $521,849 for the six months ended June 30, 2008, as compared to $419,353 from inception (June 1, 2007) through December 31, 2007. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $6,778 for the six months ended June 30, 2008, as compared to $0 from inception (June 1, 2007) through December 31, 2007. The Company purchased small equipment.

Net cash flows provided from financing activities was $0 for the six months ended June 30, 2008, as compared to $1,687,023 from inception (June 1, 2007) through December 31, 2007. There was no equity financing, or loans from shareholders.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

We plan on raising additional capital through the sale of additional common stock. Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “OOIL”.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer) August 14, 2008