Form 10-Q
period 2008-09-30
ORIGINOIL INC
filed 2008-11-13
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

ORIGINOIL, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0287664 (I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of October 31, 2008 was 143,430,050.

.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$967,450	$1,267,670
Prepaid expense	22,701	-
Total Current Assets	990,151	1,267,670

PROPERTY & EQUIPMENT, at cost
Machinery and equipment	1,373	-
Furniture and fixtures	18,616	-
Computer equipment	15,111	-
Leasehold improvements	69,623	-
	104,723	-
Less accumulated depreciation	(1,062)	-
	103,661	-

OTHER ASSETS
Patent	25,828	3,561
Trademark	4,467	4,467
Security deposit	9,650	650
Total Other Assets	39,945	8,678

TOTAL ASSETS	$1,133,757	$1,276,348

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,609	$-
Accrued expenses	3,885	14,762
Credit card payable	569	159
Other payable	668	-
Payroll taxes payable	9,713	15,120
TOTAL CURRENT LIABILITIES	18,444	30,041

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 143,430,050 shares issued and outstanding, respectively	14,343	14,343
Additional paid in capital	1,654,103	1,678,055
Common stock payable	848,000	-
Deficit accumulated during the development stage	(1,401,133)	(446,091)
TOTAL SHAREHOLDERS' EQUITY	1,115,313	1,246,307

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,133,757	$1,276,348

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				From Inception	From Inception
			Nine Months	June 1, 2007	June 1, 2007
	Three Months	Three Months	Ended	through	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing	144,829	14,594	201,560	19,694	222,034
General and administrative expenses	246,145	142,108	585,551	190,189	1,010,972
Research & development	78,310	-	190,094	-	201,525
Depreciation & amortization expense	494	-	1,062	-	1,062

TOTAL OPERATING EXPENSES	469,778	156,702	978,267	209,883	1,435,593

LOSS FROM OPERATIONS BEFORE BEFORE OTHER INCOME / (EXPENSE)	(469,778)	(156,702)	(978,267)	(209,883)	(1,435,593)

OTHER INCOME
Interest income	18	2,277	1,855	2,280	11,553
Dividend income	5,967	-	19,387	-	21,192
Capital gains	-	-	-	-	107
Tax exempt interest	-	-	1,983	-	1,983
Interest expense	-	(375)	-	(375)	(375)

TOTAL OTHER INCOME/(EXPENSE)	5,985	1,902	23,225	1,905	34,460

NET LOSS	$(463,793)	$(154,800)	$(955,042)	$(207,978)	$(1,401,133)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)	$(0.01)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	143,430,050	6,866,848	143,430,050	6,866,848

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at June 30, 2008	143,430,050	$14,343	$1,678,055	$-	$(446,091)	$1,246,307
Common stock payable (unaudited)	-	-	-	848,000	-	848,000
Stock issuance cost (unaudited)	-	-	(23,952)	-	-	(23,952)

Net Loss for the period ended September 30, 2008 (unaudited)	-	-			(955,042)	(955,042)

Balance at September 30, 2008 (unaudited)	143,430,050	$14,343	$1,654,103	$848,000	$(1,401,133)	$1,115,313

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From Inception	From Inception
		June 1, 2007	June 1, 2007
	Nine Months Ended	through	through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(955,042)	$(207,978)	$(1,401,133)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	1,062	-	1,062
Contributed capital by investor	-	375	375
Common stock issued for services	-	-	5,000
(Increase) Decrease in:
Prepaid expenses	(22,701)	-	(22,701)
Deposits	(9,000)	(650)	(9,650)
Advances to Officers	-	(500)	-
Increase (Decrease) in:
Accounts payable	3,609	-	3,609
Accrued expenses	(10,877)	8,364	3,885
Credit card payable	410	526	569
Payroll taxes payable	(5,407)	12,768	9,713
Other liabilities	668	-	668

NET CASH USED IN OPERATING ACTIVITIES	(997,278)	(187,095)	(1,408,603)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Improvements to building	(69,623)	-	(69,623)
Purchase of patents and trademarks	(22,267)	(4,467)	(30,295)
Purchase of equipment and intangibles	(35,100)	-	(35,100)

NET CASH USED BY INVESTING ACTIVITIES	(126,990)	(4,467)	(135,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	75,000	75,000
Payment on loan payable	-	(75,000)	(75,000)
Proceeds from investors to purchase common stock	848,000	638,000	848,000
Proceeds from stock issuance, net of cost	(23,952)	445,313	1,663,071

NET CASH PROVIDED BY FINANCING ACTIVITIES	824,048	1,083,313	2,511,071

NET INCREASE/(DECREASE) IN CASH	(300,220)	891,751	967,450

CASH, BEGINNING OF PERIOD	1,267,670	-	-

CASH, END OF PERIOD	$967,450	$891,751	$967,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Contributed capital by investor	$-	$375

The accompanying notes are an integral part of these financial statements

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2007.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders since its inception, and believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”. SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended September 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the nine months ended September 30, 2008, the Company issued no shares of common stock.
At September 30, 2008, the Company received $848,000 for stock subscriptions for the purchase of 4,240,000 shares of common stock at a price of $0.20 per share.

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

Included in the balance at September 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENT

During October and November 2008, the Company received $106,200 for stock subscription for the purchase of 531,000 shares of common stock at a price of $0.20 per share.

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

Overview

The Company is currently developing a technology to produce a bio-fuel from algae through a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents. Algae, unlike other bio-fuel feedstock such as corn and sugarcane, do not destroy vital farmlands and rainforests, disrupt global food supplies and create new environmental problems. The U.S. Government target for production for biofuels is 36 billion gallons by 2022, of which 22 billion are targeted to come from “second generation” fuels, such as algae.

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

●
Algae growth is dependent on a calm fluid environment; it does not like agitation. One of the primary challenges is how to optimally introduce carbon dioxide (CO2) and nutrients needed by the growing algae culture without disrupting or over-aerating it.

●	Algae require light as a source of energy to fuel its growth and oil production facilities. Algae cultivation systems need to distribute light cost-effectively and evenly within the algae culture.

●
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

In September 2008, we issued a press release to report that our engineering team has fine tuned the Helix BioReactor subsystems to further increase performance characteristics. These have now yielded sufficient results to begin design and layout of larger scale systems.  The technologies we will use to transform algae into a new form of oil have never been utilized on a large scale or commercial basis.

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

Chief Technology Officer

In October 2008, we hired and appointed Vikram M. Pattarkine, Ph.D. as chief technology officer.  Dr. Pattarkine’s career spans more than 25 years as a chemical-environmental engineer, with expertise in processes related to waste treatment, nutrient management, water quality and renewable energy. He has extensive international experience covering research, consulting and training. We will rely on Dr. Pattarkine’s technical expertise in environmental engineering combined with his business acumen and research experience will be invaluable as we continue to bring our algae-to-oil technology to market.

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

Results of Operations

Revenues

Currently the Company is in its development stage and has no revenues for the three months and nine months ended September 30, 2008. We were incorporated in the State of Nevada on June 1, 2007.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing Expenses (“S&M”) expenses increased by $130,235 or 892.39% to $144,829 for the three months ended September 30, 2008, compared to the prior period. S&M expenses increased by $181,866 or 923.46% to $201,560 for the nine months ended September 30, 2008, compared to from Inception (June 1, 2007) through September 30, 2007. The S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $104,037 or 73.21% to $246,145 for the three months ended September 30, 2008, compared to the prior period. G&A expenses increased by $395,362 or 207.88% to $585,551 for the nine months ended September 30, 2008, compared to from Inception (June 1, 2007) through September 30, 2007. The G&A expenses consist primarily of salaries and professional fees.

Research and Development Cost

Research and development (“R&D”) cost for the three months ended September 30, 2008 and 2007 were $78,310 and $0 respectively. R&D cost were $190,094 for the nine months ended September 30, 2008, compared to $0 from Inception (June 1, 2007) through September 30, 2007. The R&D costs consist primarily of testing and research of product development.

Net Loss

Our net loss increased by $(308,993) or 199.61% to $(463,793) for the three months ended September 30, 2008, compared to the prior period. Net loss increased by $(747,064) or 359.20% to $(955,042) for nine months ended September 30, 2008, compared to from Inception (June 1, 2007) through September 30, 2007. This is due to continuing operations of the company, technology development, and market exposure.

Liquidity and Capital Resources

As of September 30, 2008, we had $971,707 of working capital as compared to $1,237,629 from inception (June 1, 2007) through December 31, 2007. This decrease of $265,922 in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $997,278 for the nine months ended September 30, 2008, as compared to $187,095 from inception (June 1, 2007) through September 30, 2007. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $126,990 for the nine months ended September 30, 2008, as compared to $4,467 from inception (June 1, 2007) through September 30, 2007. The increase of cash used by investing activities was due primarily to the purchase of small equipment, and remodeling office space.

Net cash flows provided from financing activities was $824,048 for the nine months ended September 30, 2008, as compared to $1,083,313 from inception (June 1, 2007) through September 30, 2007. There was a decrease in cash provided from financing activities due to less equity financing.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

In August 2007, we completed a private placement for up to 28,000,000 shares of common stock of the Company for an aggregate sum of $0.4 million. In November 2007, we completed a private placement for 14,180,050 shares of common stock for an aggregate sum of $1.4 million. In November 2008, we completed a private placement for 4,771,000 shares of common stock of the Company for an aggregate sum of $1.0 million.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as expressly set forth above, the individuals and entities to which we issued securities as indicated in this section of the registration statement are unaffiliated with us.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

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
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer) October 31, 2008