Form 10-K
period 2008-12-31
ORIGINOIL INC
filed 2009-04-14
CIK 1419793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________

Commission file number: 333-147980

ORIGINOIL, INC.
(Exact name of registrant as specified in charter)

Nevada	26-0287664
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5645 West Adams Blvd, Los Angeles, CA 90016
(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (323) 939-6645

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      ☐   Yes     ☒   No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,503,419 based upon the closing sales price of the registrant’s common stock on June 30, 2008 of $0.38 per share. At April 9, 2009, 148,200,050 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

PART I

This Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	business strategy;

•	financial strategy;

•	intellectual property;

•	production;

•	future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

The Company was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.

Overview of Business

The Company is currently developing a technology to produce a bio-fuel from algae through a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents.

The Company’s business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies. The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product.  We are currently developing our technology and a commercial product. We have not generated any revenues from licensing our technology.

Algae Oil Industry Overview and OriginOil’s System

Algae can take many forms, such as seaweed (macro-algae) and kelp. But for oil, we use micro-algae as found in outdoor ponds. Micro-algae is actually a highly efficient biological factory capable of consuming carbon dioxide (CO2), and converting it into a high-density natural oil through photosynthesis.

Much of the world's petroleum is actually made up of algae that decomposed over hundreds of millions of years. But by drilling for, extracting, and burning that oil now, we are releasing the carbon dioxide that was absorbed long ago. This "carbon positive" effect is what causes global warming.

Algae cultivated today absorbs CO2 from the atmosphere or other CO2 emitted sources.  Burning freshly produced algae oil releases only what it absorbed in the first place, resulting in a balanced "carbon neutral" effect. This makes algae oil an environment-friendly oil.

Oil Generation from Algae

Algae reproduce by cellular division. They divide and divide until they fill the space available to them and have consumed all nutrients in it.

In the right environment, fresh algae cells grow and divide exponentially, doubling every few hours, while absorbing all available nutrients, CO2 and light energy.

An Industrial Process for Algae

OriginOil's industrial process, with its patent pending devices and methods, optimizes this environment to help algae cells grow at their natural maximum rate - achieving a doubling of the algae population in as little as a few hours. The process then goes on to control the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil.

Instead of waiting hundreds of millions years for algae to become oil, OriginOil's breakthrough technology and process can transform algae into oil in a matter of days.

Operating at the Quantum Level

OriginOil’s patent-pending technology, Quantum Fracturing, is based on the science of mass transfer and fluid fracturing and addresses some of  the challenges of industrializing algae oil production.

A quantum is the smallest quantity of some physical property that a system can possess. We use the term to illustrate how we fracture the nutrient delivery environment into very small parts, down to a micron, or a millionth of a meter. Using Quantum Fracturing, water, carbon dioxide and other nutrients are fractured at very high pressure to create a slurry of micron-sized nutrition-bubbles, which is then channeled to the algae culture awaiting it in a lower-pressure growth vessel, the Helix BioReactor™.

This process achieves total and instantaneous distribution of nutrients to the algae culture without fluid disruption or aeration. The pressure differentials between the two zones substantially increase contact and exchange between the micronized nutrients and the algae culture.

Ultimate Oil Production Efficiency

The increased contact between culture and nutrients makes for very high absorption of CO2 and nutrients in the growth phase and most importantly, by increasing the CO2 absorption during this phase, the algae cell will produce a much greater volume of hydrocarbons (oil).

Two Stages of Algae Production

OriginOil’s patent-pending algae oil production system employs Quantum Fracturing in two major stages of algae production:

Growth Stage:
CO2 and nutrients are fractured into a micro-bubble slurry and injected directly into the algae culture for complete contact and nutrient absorption.

Extraction Stage:
Water and special catalysts are fractured at high ultrasonic intensity, using very little energy, to crack the algae membrane to facilitate extracting its oil content.

Quantum Fracturing technology greatly enhances the efficiency of algae production and makes it cost-effective and viable.

The Ultimate Algae Growth Environment

The heart of the OriginOil system is the Helix BioReactor™, an advanced algae growth system that can grow multiple layers of algae biomass around-the-clock with daily harvests.

In a natural pond, the sun only illuminates one layer of algae growth, down to about half an inch below the surface. In contrast, the Helix BioReactor™ features a rotating vertical shaft with very low energy lights arranged in a helix or spiral pattern, which results in a theoretically unlimited number of growth layers. Additionally, each lighting element is engineered to produce specific light waves and frequencies for optimal algae growth.

The helix structure also serves as the bioreactor’s nutrient delivery system, through which the Quantum Fractured nutrients, including CO2, is evenly delivered to the entire algae culture, monitored and tuned for optimum growth.

This algae growth environment will allow the algae culture to replicate exponentially — doubling the entire colony in as little as a few hours — making for very efficient, low-cost, low-footprint industrial algae production.

Enabling a Distributed Oil Model

To reach the production levels necessary to realistically replace petroleum as an energy source, an algae oil production system must be fully scalable.

The OriginOil System is designed to be both modular and scalable. While it can function as a stand-alone oil producing system, it can also be connected in a stacked or parallel network to produce  a large number of barrels per day.

OriginOil’s patent pending system design facilitates large scale algae production through the horizontal and vertical “stacking” of many Helix BioReactors™ into an integrated network of fully automated, portable, and remotely monitored growth units.

Further, by the use of such modular design, a large number of Helix BioReactors™ can be connected to a small number of extraction units to achieve both economies of scale and full industrialization of algae production.

Additionally, OriginOil systems can be transported and placed anywhere in the world to operate as fully integrated, round-the-clock oil-producing plants.

By enabling distributed oil production, we can help decentralize the oil and energy industry, empowering local energy production in villages, townships, communities, states and countries. Someday we will no longer need to import oil.

Speeding Up the Process Further

Algae growers already know that algae can expand rapidly if space is available. Once fully matured — and the space is filled — the culture will then stabilize and grow very little.

If the space was expanded by a factor of ten, for example, then the algae population would explode to occupy this new volume - in as little as a day.

This rapid expansion is called the 'log phase,' or 'logarithmic phase,'  of growth where cells  divide  exponentially. Typically, growers incubate an algae population in a smaller vessel and then release it into a larger tank for production, one batch at a time.

OriginOil's Helix BioReactor™ growth vessel adds the time-saving efficiency of combining the incubation vessel and larger tanks into one system. Once the algae matures in the Helix BioReactor™, 90% of the culture is transferred out for extraction, and the remaining 10% 'green' water is purified and returned to the growth tank. That remaining 10% is then allowed to re-expand into the Helix BioReactor™, creating a new batch, and the process is repeated.

With this system there is no need to re-incubate each batch: the remaining algae culture is already mature and is ready to re-enter the log phase after each harvest and replenishment of growth environment.

The Cascading Production design makes possible continuous daily harvesting of algae without incubation, thereby enabling a vital property of industrialized algae oil production.

Making the Process Viable

To overcome the final hurdle, and to make the entire algae-to-oil process viable, OriginOil devised a method for energy efficient algae oil extraction and does not use hazardous chemical solvents.

The process of breaking down algae cells to release oil, known as lysing, has long represented a challenge — and a final hurdle — for the algae-to-oil industry. Algae cell walls are difficult to break down. Mechanical methods are energy-intensive and often ineffective. Commonly used chemical solvents such as benzene, ether or hexane are toxic and require special handling. Such practices increase operating costs and make it harder to site algae production systems.

In OriginOil's extraction unit, the flowing algae biomass is first sent through a shielded wave guide system where it receives low-wattage, frequency-tuned microwave bursts, weakening the cell walls.  Then, Quantum Fracturing is then applied to these pre-cracked cells to complete the oil extraction. Quantum Fracturing, when used for extraction, creates an ultrasonic effect where the algae cell breaks down much in the same way that a high-frequency sound wave breaks glass.

Overcoming this final hurdle enables low-energy, environmentally-safe and viable, industrialized algae oil production.

Growth Stage

Algae growth occurs in the Helix BioReactor™, an enclosed vessel where chemical or biological reactions take place.

Nutrients and Algae
In OriginOil's initial Quantum Fracturing step, water, carbon dioxide and other nutrients are fractured at very high pressure to create a slurry of micron-sized nutrition-bubbles, which is then channeled to the algae culture awaiting it in a lower-pressure growth vessel, the Helix BioReactor™.

This process achieves total and instantaneous distribution of nutrients to the algae culture without fluid disruption or aeration. The pressure differentials between the two zones substantially increase contact and exchange between the micronized nutrients and the algae culture for optimized nutrient absorption.

Light
The Helix BioReactor™ features a rotating vertical shaft with very low energy lights arranged in a helix or spiral pattern, which results in a theoretically unlimited number of growth layers. Additionally, each lighting element is engineered to produce specific light waves and frequencies for optimal algae growth.

The helix structure also serves as the bioreactor's nutrient delivery system, through which the Quantum Fractured nutrients, including CO2, is evenly delivered to the entire algae culture, monitored and tuned for optimum growth.

Collection – Cascading Production
Once the algae matures, 90% of it is transferred out for harvesting, and the remaining 10% 'green' water is purified and returned to the growth tank. That remaining 10% is then allowed to expand into the replenished Helix BioReactor™, and the process is repeated.

With this system, there is no need to re-incubate each batch: The remaining algae culture is already mature and is ready to re-enter the log phase after each harvest and replenishment of growth environment.

Extraction Stage

In the extraction unit, flowing algae biomass is first sent through a shielded wave guide system where it receives low-wattage, frequency-tuned microwave bursts, weakening the cell walls. Then Quantum Fracturing is applied to these pre-cracked cells to complete the oil extraction.

Using Quantum Fracturing, the amount of energy used to crack the algae is many times less than other extraction technologies.

Finally, conventional mechanical methods are used to separate the oil, water and algae mass, and the water is recycled back into the system.  The harvested oil is packaged for refining and distribution, and the algae mass is devoted to various “green” applications like animal feed, ethanol and construction materials.

Enabling a Distributed Oil Model

The OriginOil System is designed to be modular. It can function as a standalone oil producing system, or can be connected in a parallel network to produce a large number of barrels per day output. OriginOil Systems can be placed anywhere to operate as round-the-clock oil-producing plants.

By enabling distributed oil production we can help transform the oil and energy industry from a centralized to a distributed model. The ability to generate clean, carbon-neutral energy anywhere can empower industrialization in villages, townships, communities, states and countries. There will be no need to import oil.

A new oil can be cleanly manufactured in an industrialized process using the OriginOil System.

Petroleum Alternatives Are Our Future

Driven by rising oil prices, Kyoto protocol and global warming concerns, countries worldwide are quickly embracing petroleum alternatives such as ethanol and biodiesel, which can curb their dependence on imported oil with minimal infrastructure change. The market for a new oil is proven and expanding rapidly.

OriginOil’s breakthrough technology, based on algae, is targeted at fundamentally changing the world’s source of oil without disrupting the environment or food resources. An endless supply of this new oil can be used in many of products like diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

Only by industrializing the manufacture of new oil can the current and future demands of global industrialization be met.

Benefits of Algae Oil Production

Cleaner to Produce and Burn

Petroleum contains sulfur and other toxins. It is a heavy pollutant. Drilling operations are highly noxious; crude spills on sea and land are natural catastrophes; and refineries produce heavy pollutants. By contrast, the algae production process generates no toxins — it’s a lot like growing grass hydroponically. Oil created using OriginOil technology generates no heavy metals or sulfur when burned, and minimal output of greenhouse gases.

Can Be Produced Close to Point of Demand

Petroleum often travels tens of thousands of miles to reach its destination. This adds cost and gives suppliers a stranglehold on consumers. Using OriginOil technology, fuel can now be produced close to the site of usage and demand — virtually eliminating the transport cost of petroleum. In the future, portable OriginOil Systems may be transported to the point of demand and quickly start producing oil for electricity generation or fuel.

Does Not Compete with Food

The ethanol boom is already having a disastrous effect on food prices. Fast-rising prices of corn have caused havoc in global food supplies and the commodities markets. Using algae as a feedstock avoids creating shortages in food supplies or markets.

Works with Existing Refineries

Unlike other solutions which bypass the existing refining infrastructure, OriginOil’s technology enables the production of fully compatible fuels. The petroleum industry has already announced plans to support the refining of biofuels. Of these, algae oil is most like petroleum in structure as it can be readily “cracked” into the lighter components of crude oil such as jet fuel, diesel, gasoline, solvents and plastics.

Works With Existing Gas Stations and Vehicles

Most solutions to the energy problem require massive new infrastructure: hybrids require new cars with toxic batteries; hydrogen cars need a new fuel network; and electric cars need their own recharging stations.  By contrast, fuel refined from OriginOil systems can be seamlessly integrated into the current petroleum distribution system.

A Complete Solution to Produce a New Oil

Companies implementing algae oil production systems will need to know that they can generate product consistently at a competitive price. OriginOil’s complete, validated industrial process will ensure that these companies can confidently plan and invest in renewable oil production for the long term.

Competitors

Our achievement of business success will be based on the validity of our technology which can only be determined after the completion of our prototype. At that time, we can begin to assess competitive issues, including our position in the industry and methods of competition.

We have, however, identified other companies producing algae for the purpose of creating feedstocks for fuel. Our competitors around the United States include: PetroAlgae, Infinifuel, Valcent Products, Aquaflow Bionomic, Livefuels, Solazyme, Enhanced Biofuels & Technologies (EBT), Veridium, PetroSun, Sapphire Energy, GS AgriFuels (previously GreenShift), A2BE Carbon Capture, Algoil, Aurora Biofuels, GreenFuel Technologies, Solix Biofuels, Texas Clean Fuels, AlgaeLink (NL), BioKing (NL) and Eco-Erg (PT). These companies have also advertised technology which they claim will enable the efficient production of algal oil and other algae culture derivatives. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our company’s technology will produce more efficiently or cost-effectively than these other technologies.

The market for the manufacture, marketing and the sale of alternative fuels is highly competitive. Such competition could drive up the cost of retaining qualified engineers, chemists and other key employees, as well as other operating expenses. Moreover, if production capacity in the industry increases faster than demand for alternative fuels, sales prices could be depressed. Increases in the alternative energies as well as falling oil prices may negatively affect demand and the competitive position of our technology.

Competition from other alternative fuels will likely increase if prices of energy on the commodities markets, including oil and bio-diesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our customers’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in the alternative energy business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

Government and Environmental Regulation

We are not aware of any existing or probable government regulations that would negatively impact on our operations.  As a licensor we are not subject to government regulations of algae production. However, our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

We are part of a new and emerging biofuels industry that may subject to economic and other regulations that may have an adverse affect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of our technology.

Intellectual Property

Since our business is based on licensing of our technology and not manufacturing oil, it is critical to the Company that it achieves one or more patents. We have filed the following patent applications with the U.S. Patent and Trademark Office:

1.
On July 28, 2007, to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and T. Riggs Eckelberry, the Company’s founders. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

2.
On May 23, 2008, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

3.
On May 30, 2008, to protect the intellectual property rights for “Modular Portable Photobioreactor System”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

4.
On June 16, 2008, a provisional filing to protect the intellectual property rights for “In-Line Lysing And Extraction System For Microorganisms”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

5.
On July 16, 2008, a provisional filing to protect the intellectual property rights for “Renewable Carbon Sequestering Method Of Producing Pollution Free Electricity”. The inventor listed on the patent application is Steven Shigematsu. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

6.
On January 6, 2009, a provisional filing to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In A Photobioreactor”. The inventor listed on the patent application is Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

Employees

As of the date of this Memorandum, we have six full-time employees. The Company has not experienced any work stoppages and the Company considers relations with its employees to be good.  In October 2008, we hired and appointed Vikram M. Pattarkine, Ph.D. as chief technology officer.  Dr. Pattarkine’s career spans more than 25 years as a chemical-environmental engineer, with expertise in processes related to waste treatment, nutrient management, water quality and renewable energy. He has extensive international experience covering research, consulting and training.  We will rely on Dr. Pattarkine’s technical expertise in environmental engineering combined with his business acumen and research experience will be invaluable as we continue to bring our algae-to-oil technology to market.

ITEM 1A. RISK FACTORS

RISKS RELATED TO ORIGINOIL’S BUSINESS AND FINANCIAL CONDITION

ORIGINOIL IS AT AN EARLY STAGE OF DEVELOPMENT AND HAS A LIMITED OPERATING HISTORY.

Our Company was formed in June 2007 and is currently developing a new technology that has not yet gained market acceptance. As such, it has a limited operating history upon which you can base an evaluation of its business and prospects. As a start-up company in the early stage of development, there are substantial risks, uncertainties, expenses and difficulties that OriginOil is subject to. To address these risks and uncertainties, OriginOil must do the following:

•	Successfully execute its business strategy;

•	Respond to competitive developments; and

•	Attract, integrate, retain and motivate qualified personnel.

•
There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Subscribers must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING AND WHICH MAY FORCE US TO CEASE OPERATIONS.

In their report dated March 31, 2009, our independent auditors stated that our financial statements for the period ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

OUR REVENUES ARE DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS BY THE MARKET; THE FAILURE OF WHICH WOULD CAUSE US TO CURTAIL OR CEASE OPERATIONS.

We believe that virtually all of our revenues will come from the sale or license of our products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. There can be no assurance that businesses and customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for or license our products. In the event that we are not able to significantly increase the number of customers that purchase or license our products, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

ORIGINOIL WILL NEED TO INCREASE THE SIZE OF ITS ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

OriginOil is a small company with a minimal number of employees. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

We are currently developing our technology and a commercial product. We have not generated any revenues and we are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the development process to continue. We cannot assure that our engineering resources will be able to develop the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail or cease operations.

OUR ABILITY TO PRODUCE AND DISTRIBUTE COMMERCIALLY VIABLE BIO-FUEL IS UNPROVEN, WHICH COULD HAVE A DETRIMENTAL EFFECT ON OUR ABILITY TO GENERATE OR SUSTAIN REVENUES.

The technologies we will use to transform algae into a new form of oil have never been utilized on a commercial basis. The OriginOil System, through our Quantum Fracturing technology, while intended to create a new bio-fuel feedstock for many products such as diesel, gasoline, jet fuel, plastics and solvents, is in fact a new bio-fuel that may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. The technology, when used, may require further research, development, regulatory approvals, environmental permits, design and testing prior to commercialization. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT AND MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

Our success will depend, in part, on our technology’s commercial viability and on the strength of our intellectual property rights. The technology is not patented and the only intellectual property rights that exist at present, if any, are trade secret rights. However, trade secrets are difficult to protect and others could independently develop substantially equivalent technology, otherwise gain access to trade secrets relating to the technology. Accordingly, we may not be able to protect the rights to our trade secrets. In addition, our agreements with our employees, consultants, advisors, customers and strategic partners restricting the disclosure and use of trade secrets, inventions and confidential information relating to the technology may not provide meaningful protection in the event of unauthorized use or disclosure.

We recently filed a U.S. patent application. It could take several years for the applications to be processed. However, patent protection may not be obtainable for the technology whether in the U.S. or internationally. Alternatively, any protection that is obtained may not be broad enough to be effective and of value, or it may not withstand challenges as to validity and enforceability.

Third parties may assert that the technology, or the products we or our customers or partners commercialize using the technology, infringes upon their proprietary rights. We have yet to complete an infringement analysis and, even if such an analysis were available at the current time, it is virtually impossible for us to be certain that no infringement exists, particularly in our case where our products have not yet been fully developed.

We may need to acquire additional licenses from third parties in order to avoid infringement. Any required license may not be available to us on acceptable terms, or at all.

We could incur substantial costs in defending ourselves in suits brought against us for alleged infringement of another party’s intellectual property rights as well as in enforcing our rights against others, and if we are found to infringe, the manufacture, sale and use of our or our customers’ or partners’ products could be enjoined. Any claims against us, with or without merit, would likely be time-consuming, requiring our management team to dedicate substantial time to addressing the issues presented. Furthermore, the parties bringing claims may have greater resources than we do.

A LACK OF GOVERNMENT SUBSIDIES FOR THE BIOFUELS INDUSTRY MAY HINDER THE USEFULNESS OF OUR COMPANY’S TECHNOLOGY.

The Company is part of a new and emerging biofuels industry that is subject to economic and other regulations that may have an adverse affect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of the Company’s technology. There is no assurance that the biofuels industry, or any industry the Company markets to, will have the need or the financial ability to use the Company’s technology.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, LIABILITY OR PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft, casualty insurance, liability or property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse affect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including T. Riggs Eckelberry, who has been critical to the development of our technology and business. The loss of the services of Mr. Eckelberry could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Eckelberry. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose Mr. Eckelberry, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

COMPETITION FROM OTHER COMPANIES IN OUR MARKET AND FROM PRODUCERS OF OTHER ALTERNATIVE FUELS MAY AFFECT THE MARKET FOR OUR TECHNOLOGY.

If prices of energy on the commodities markets, including oil and bio-diesel, rise, as they have in recent years, competition from other alternative fuels will likely increase. Additionally, new companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our customers’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in the alternative energy business for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

RISKS RELATED TO ORIGINOIL’S COMMON STOCK AND ITS MARKET VALUE

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR STOCK.

There can be no assurance that an active market for our Common Stock will develop. If an active public market for our Common Stock does not develop, shareholders may not be able to re-sell the shares of our Common Stock that they own and affect the value of the Shares.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

If an active public market for our Common Stock does develop, the trading price of our Common Stock may fluctuate substantially as a result of the following factors:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of companies in our industry; and

•	general economic conditions and trends.

OUR STOCK WILL LIKELY BE SUBJECT TO THE PENNY STOCK RULES, WHICH IMPOSE SIGNIFICANT RESTRICTIONS ON BROKER-DEALERS AND MAY AFFECT THE RESALE OF OUR STOCK.

•	A penny stock is generally a stock that:

•	is not listed on a national securities exchange or NASDAQ,

•	is listed in the "pink sheets" or on the NASD OTC Bulletin Board,

•	has a price per share of less than $5.00 and

•	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in Common Stock and other equity securities, including:

•	determination of the purchaser's investment suitability,

•	delivery of certain information and disclosures to the purchaser, and

•	receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our Common Stock becomes subject to the penny stock trading rules:

•	such rules may materially limit or restrict the ability to resell our Common Stock, and

•	the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

THE AVAILABILITY OF A LARGE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK MAY, UPON THEIR ISSUANCE, LEAD TO DILUTION OF EXISTING STOCKHOLDERS.

As of December 31, 2008, 144,180,050shares of Common Stock were issued and outstanding. We are authorized to issue 500,000,000 shares of Common Stock These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

WE MAY NEED ADDITIONAL CAPITAL THAT COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our Common Stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional Common Stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

Our principal offices are located at 5645 West Adams Blvd., Los Angeles California 90016.  We rent space on a renewable two-year sublease with a monthly rent of $9,000.  Our headquarters has office, construction and laboratory space which makes it adequate for the Company to conduct its ongoing business operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “OOIL”.  A summary of our Common Stock’s market price by fiscal quarter from the initial quotation on April 25, 2008 through December 31, 2008 is as follows:

Fiscal Quarter	High	Low
April 25, 2008 to June 30, 2008	$0.50	$0.18
July 1, 2008 to September 30, 2008	$0.51	$0.30
October 1, 2008 to December 31, 2008	$0.45	$0.25

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of February 28, 2009 there were 148,200,050 shares of common stock outstanding and approximately 244 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Computershare, 350 Indiana Street, Suite 800, Golden, CO 80401; telephone (303) 262-0600.

Dividend Policy

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2008, the Company issued 750,000 shares of common stock issued through a private placement at a price of $0.20 for cash of $150,000; the Company received $804,200 cash for common stock subscriptions through a private placement.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Revenues

Currently the Company is in its development stage and has no revenues for the year ended December 31, 2008.

Operating Expenses

Selling and Marketing Expenses
Selling & Marketing Expenses  ("S&M") expenses increased by $277,560 to $298,034 for the year ended December 31, 2008, compared to the period from inception (June 1, 2007) through December 31, 2007. The increase in S&M expenses was the result of an increase in marketing exposure and a longer period of time in 2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $538,781  to $964,202 for the year  ended December 31, 2008, compared to the period from inception (June 1, 2007) through December 31, 2007.  The G&A expenses consist primarily of salaries and professional fees.  The increase in G&A expenses resulted a longer period of time in 2008.

Research and Development Cost

Research and development (“R&D”) cost increased by $247,340 to $258,771 for the year ended December 31, 2008, compared to the period from inception (June 1, 2007) through December 31, 2007. The increase in R&D costs was the result of testing and research of product development and a longer period of time in 2008.

Net Loss

Net loss increased by $1,060,187 to $1,506,278 for the year ended December 31, 2008, compared to the period from inception (June 1, 2007) through December 31, 2007. Currently the Company is in its’ development stage and has no revenues.

Liquidity and Capital Resources

As of December 31, 2008, we had $526,503 of working capital as compared to $1,237.629,on December 31, 2007. This decrease of $711,126 in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $1,478,641 for the year ended December 31, 2008, as compared to $411,325 used during the period from inception (June 1, 2007) through December 31, 2007. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $163,174 for the year ended December 31, 2008, as compared to $8,028 from inception (June 1, 2007) through December 31, 2007. The increase of cash used by investing activities was due primarily to the purchase of equipment, and remodeling office space.

Net cash flows provided from financing activities was $954,200 for the year ended December 31, 2008, as compared to $1,687,023 from inception (June 1, 2007) through December 31, 2007. There was a decrease in cash provided from financing activities due to less equity financing.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

During the year ended December 31, 2008, the Company issued 750,000 shares of common stock issued through a private placement at a price of $0.20 for cash of $150,000; the Company received $804,200 cash for common stock subscriptions through a private placement.  In August 2007, we completed a private placement for up to 28,000,000 shares of common stock of the Company for an aggregate sum of $0.4 million.  In November 2007, we completed a private placement for 14,180,050 shares of common stock for an aggregate sum of $1.4 million.  In November 2008, we completed a private placement for 4,771,000 shares of common stock of the Company for an aggregate sum of $1.0 million.

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

Related Party Transactions

The Company is currently not party to any related party transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report by HJ Associates & Consultants, LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	55	Chief Executive Officer and Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Ivan Ivankovich	41	Director

Adam Meislik	38	Director

T. Riggs Eckelberry - Chief Executive Officer and President

T. Riggs Eckelberry, co-inventor of the Company’s technology, brings his veteran technology management skills to the alternative energy sector. In 2007, he developed and launched OriginOil. As President and COO of CyberDefender Corporation from 2005 to 2006, he was instrumental in building the company and its innovative product line, helping to achieve initial funding and a public company filing at the end of 2006. Previously, as founder and President of TechTransform, a technology consulting firm, he specialized in high tech launches and turnarounds, helping to turn around YellowPages.com in 2004, resulting in its sale for $100 million to SBC/BellSouth, and in 2003 helping to make Panda Software a key player in the US market as the General Manager of its US unit. During the high tech boom of the 1990s, he was responsible for the global brand success of the software product, CleanSweep; as Chief Operating Officer of MicroHouse Technologies, he drove record sales and a modernization of the company’s technology, helping to achieve a successful sale of the company to Earthweb; and as VP Marketing of venture-backed TriVida, he was a key member of the team that commercialized the company’s technology and achieved the sale of this technology company to BeFree, Inc. (now part of ValueClick: VCLK).

Ivan Ivankovich - Director

Ivan Ivankovich has over 20 years of financial and operational expertise. Since 2006 to present, he has served as consultant and advisor to several technology companies. From 2005 to 2006, he served as the managing director of VisionPoint Capital, a boutique investment bank, advising clients in the middle market. From 2003 to 2005, he served as the Chief Financial Officer of YellowPages.com, an on-line directory of national and local merchants. Prior to YellowPages.com, from 2001 to 2003, he served as Vice President of Portfolio Operations at Platinum Equity, a global acquisition firm where he managed and operated certain of its portfolio companies. Over the years, he also served as a senior financial executive for venture-backed companies such as, HealthAllies and TriVida Corporation, which was acquired by Befree Inc. (now part of ValueClick: VCLK). He started his career with Ernst & Young in their audit practice in Los Angeles. A Certified Public Accountant and a member of the California Society of CPAs, he earned his B.A. in Business Economics with an emphasis in accounting from the University of California, Santa Barbara.

Adam Meislik - Director

Mr. Meislik has served as a director since March 25, 2009.  Mr. Meislik is the founder of Onionomics LLC and has served as its Managing Director since its inception in March 2008.  Onionomics LLC is a consulting firm that specializes in providing companies and stakeholders with crucial management and leadership expertise by evaluating advantage, assessing competitive environments and identifying industry trends and how they relate to capital formation and liquidity.  Prior to founding Onionomics LLC, he was a Managing Director of Investment Banking at Salem Partners LLC.  From 1996 to 2005, Mr. Meislik worked for CIBC World Markets where he led its West Coast software investment banking practice.

Committees of the Board of Directors

Our Board of Directors does not have any committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

 ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer from inception (June 1, 2007) to December 31, 2008:

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation	Total
T. Riggs Eckelberry Chief Executive Officer	2007	$80,000	0	0	0	0	0	$80,000
	2008	$260,000	0	0	0	0	0	$260,000

Employment Agreements

The Company currently has no employment agreements with its executive officers.

Employee Benefit Plans

Beginning June 1, 2008, the Company implemented a company health plan for its employees.

Stock Option Plan

The Company has no stock option plan.

Election and Compensation of Directors

The Directors of the Company are elected by the vote of a majority in interest of the holders of the voting stock of the Company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

The Company’s directors currently do not receive monetary compensation for their service on the Board of Directors.  Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2008, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 144,180,050 outstanding shares of Common Stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares

T. Riggs Eckelberry, Chief Executive Officer, and Director	40,000,000	27.7%

Ivan Ivankovich, Director	1,000,000	*

Adam Meislik, Director	-	*

Nicholas Eckelberry	15,000,000	10.4%

Directors and executive officers as a group (3 persons)	41,000,000	28.4%

*         less than 1%

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of Common Stock, except for those owned jointly with that person’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is currently not party to any related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 were $25,232.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 were $0. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2008.

ITEM 15. EXHIBITS.

SEC Ref. No.	Title of Document	Location
3.1	Articles of Incorporation	Attached

3.3	By-laws

10.1	Form of Subscription Agreement, dated July 11, 2007

10.2	Form of Subscription Agreement, dated August 2007

10.3	Form of Subscription Agreement, dated November 2007

31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 13, 2009.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry

T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 13, 2009	By:	/s/ T Riggs Eckelberry

T Riggs Eckelberry
Director

Date: April 13, 2009	By:	/s/ Adam Meislik

Adam Meislik
Director

Date: April 13, 2009	By:	/s/ Ivan Ivankovich

Ivan Ivankovich
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
OriginOil, Inc.
(A Development Stage Company)
Los Angeles, California

We have audited the balance sheets of OriginOil, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows from inception on June 1, 2007 through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc.  (A Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows from inception on June 1, 2007 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate significant revenue, and has negative cash flows from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of OriginOil, Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying  Form 10-K and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2009

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$580,055	$1,267,670
Prepaid expenses	16,929	-

Total Current Assets	596,984	1,267,670

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	-
Furniture & fixtures	27,056	-
Computer equipment	17,564	-
Leasehold improvements	94,914	-
	140,906	-
Less accumulated depreciation	(13,126)	-

Net Property & Equipment	127,780	-

OTHER ASSETS
Patent	25,829	3,561
Trademark	4,467	4,467
Security deposit	9,650	650

Total Other Assets	39,946	8,678

TOTAL ASSETS	$764,710	$1,276,348

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,871	$-
Accrued expenses	21,883	14,762
Credit card payable	2,307	159
Other payables	28,420	15,120

TOTAL LIABILITIES	70,481	30,041

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
50,000 authorized preferred shares
Common stock, $0.0001 par value;
500,000,000 authorized common shares
144,180,050 shares issued and outstanding	14,418	14,343
Additional Paid in Capital	1,827,980	1,678,055
Subscription payable	804,200
Deficit accumulated during the development stage	(1,952,369)	(446,091)

TOTAL SHAREHOLDERS' EQUITY	694,229	1,246,307

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$764,710	$1,276,348

The accompanying notes are an integral part of these financial statements.

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		From Inception	From Inception
		June 1, 2007	June 1, 2007
		through	through
	December 31, 2008	December 31, 2007	December 31, 2008

REVENUE	$-	$-	$-

Selling & marketing expense	298,034	20,474	318,508
Administrative expense	964,202	425,421	1,389,623
Research & development	258,771	11,431	270,202
Depreciation & amortization expense	13,126	-	13,126

TOTAL OPERATING EXPENSES	1,534,133	457,326	1,991,459

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(1,534,133)	(457,326)	(1,991,459)

OTHER INCOME/(EXPENSE)
Interest income	3,942	9,698	13,640
Dividend income	23,913	1,805	25,718
Capital gains	-	107	107
Interest expense	-	(375)	(375)

TOTAL OTHER INCOME	27,855	11,235	39,090

NET LOSS	$(1,506,278)	$(446,091)	$(1,952,369)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	143,614,982	54,337,028

The accompanying notes are an integral part of these financial statements.

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at June 30, 2007	-	$-	$-	$22,563	$-	$22,563

Commons stock subscription	-	-	-	(22,563)	-	(22,563)

Issuance of founders shares in September 2007 for cash
(90,250,000 common shares issued at $0.0025 per share )	90,250,000	9,025	13,538		-	22,563

Issuance of common shares in September 2007 for cash
(11,000,000 common shares issued at $0.00025 per share )	11,000,000	1,100	1,650	-	-	2,750

Issuance of common shares in September 2007 for cash
(28,000,000 common shares issued at $0.015 per share )	28,000,000	2,800	417,200	-	-	420,000

Shares to be issued	-	-	-	638,000	-	638,000

Interest forgiven on loan payable	-	-	375	-	-	375

Issuance of common shares in October 2007 for cash
(6,380,000 common shares issued at $0.10 per share )	6,380,000	638	637,362	(638,000)	-	0

Issuance of common shares in October 2007 for services
(50,000 common shares issued at $0.10 per share )	50,000	5	4,995	-	-	5,000

Issuance of common shares in October 2007 for cash
(3,153,000 common shares issued at $0.10 per share )	3,123,000	312	311,988	-	-	312,300

Issuance of common shares in November 2007 for cash
(3,600,000 common shares issued at $0.10 per share )	3,570,000	357	356,643	-	-	357,000

Issuance of common shares in December 2007 for marketing
(1,057,050 common shares issued at $0.10 per share )	1,057,050	106	105,599	-	-	105,705

Stock issuance cost	-	-	(171,295)	-	-	(171,295)

Net Loss for the year ended December 31, 2007					(446,091)	(446,091)

Balance at December 31, 2007	143,430,050	14,343	1,678,055	-	(446,091)	1,246,307

Common stock payable	-	-	-	954,200	-	954,200

Issuance of common shares in October 2008 for cash
(4,240,000 common shares issued at $0.20 per share )	750,000	75	149,925	(150,000)	-	-

Net Loss for the year ended December 31, 2008					(1,506,278)	(1,506,278)

Balance at December 31, 2008	144,180,050	$14,418	$1,827,980	$804,200	$(1,952,369)	$694,229

The accompanying notes are an integral part of these financial statements.

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From Inception	From Inception
		June 1, 2007	June 1, 2007
		through	through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,506,278)	$(446,091)	$(1,952,369)
Adjustment to reconcile net loss to net cash used in operating activites
Depreciation & amortization	13,126	-	13,126
Contributed capital by investor	-	375	375
Common stock issued for services	-	5,000	5,000
(Increase) Decrease in:
Prepaid expenses	(16,929)	-	(16,929)
Other assets	(9,000)	(650)	(9,650)
Increase (Decrease) in:
Accounts payable	17,871	-	17,871
Accrued expenses	7,121	14,762	21,883
Credit card payable	2,148	159	2,307
Payroll taxes payable	13,300	15,120	28,420

NET CASH USED IN OPERATING ACTIVITIES	(1,478,641)	(411,325)	(1,889,966)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark expenditures	(22,268)	(8,028)	(30,296)
Purchase of fixed assets	(140,906)	-	(140,906)

NET CASH USED BY INVESTING ACTIVITIES	(163,174)	(8,028)	(171,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for issuance of common stock, net	954,200	1,687,023	2,641,223

NET CASH PROVIDED BY FINANCING ACTIVITIES	954,200	1,687,023	2,641,223

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(687,615)	1,267,670	580,055

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	1,267,670	-	-

CASH & CASH EQUIVALENTS, END OF YEAR	$580,055	$1,267,670	$580,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$105,705	$105,705

During the year ended December 31, 2007, the Company issued
1,107,050 shares of common stock at a price of $0.10 per share for services.

The accompanying notes are an integral part of these financial statements.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007.  The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology .

Line of Business

The Company is currently in the stage of developing a breakthrough technology that will transform algae, the most promising source of renewable oil, into a true competitor to petroleum.  The technology was invented by the two founders, Nicholas Eckelberry and T. Riggs Eckelberry. By the terms of their Employee Confidentiality and Inventions Agreements, their inventions are the company’s property. The technology will produce "new oil" from algae, through a cost-effective, high-speed manufacturing process. This endless supply of new oil can be used for many products such as diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since its’ inception through the year ended December 31, 2008. Management believes this funding will continue, and has also obtained funding from new investors in the amount of $2,641,223.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended December 31, 2008, had no revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Revenue Recognition

The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment

Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Leasehold improvements	2 years
Computer equipment	5 Years
Furniture & fixtures	7 Years
Machinery & equipment	10 Years

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2008, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

Investments

Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the year ended December 31, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $258,771 and $11,431 for the years ended December 31, 2008 and 2007, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $172,646 and $20,474 for the period ended December 31, 2007, respectively.

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the period ending December 31, 2007, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R did not have a material impact on our results of operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The adoption of SFAS 157 had no impact on our financial statements.

Reclassification

Certain expenses for the year ended December 31, 2007 were reclassified to conform with the expenses for the year ended December 31, 2008.

3.	CAPITAL STOCK

During the year ended December 31, 2008, the Company issued 750,000 shares of common stock issued through a private placement at a price of $0.20 for cash of $150,000; the

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

3.	CAPITAL STOCK (Continued)

Company received $804,200 cash  for common stock subscriptions through a private placement. During the year ended December 31, 2007, the Company issued 13,073,000 shares of common stock at a price of $0.10 for cash of $1,307,300; 90,250,000 founders shares of common stock at a price of $0.00025 for cash of $22,563; 11,000,000 shares of common stock issued through a private placement at the price of $0.00025 for cash of $2,750; 28,000,000 shares of common stock were issued through a private placement at a price of $0.015 for cash of $420,000; the private placement was made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended; the Company issued 1,107,050 shares of common stock at a price of $0.10 per share for services.

4.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	2008	2007
Patents	$25,829	$3,561
Trademarks	4,467	4,467
	$30,296	$8,028

As of December 31, 2008, the patents are in the process of being approved, and will be amortized over their useful lives once approved.

5.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of interpretation 48, there has been no effect on the Company’s retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$-

Additions based on tax positions related to the current year	-

Additions for tax positions of prior years	-

Reductions for tax positions of prior years	-

Settlements	-

Balance at December 31, 2008	$-

Included in the balance at December 31, 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

5.	INCOME TAXES (Continued)

effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2007, the Company did not recognize interest and penalties.

6.	DEFERRED TAX BENEFIT

At December 31, 2008, the Company had net operating loss carry-forwards of approximately $1,999,300, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount..

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2008 due to the following:

	2008	2007
Book income	$(602,190)	$(178,436)
State tax expense	(320)	320
Depreciation	(23,870)	-
M & E	2,590	390
R&D	(7,410)	(60)
Interest expense	-	150
Non deductible stock compensation	-	44,282
Other	-	(316)
Valuation Allowance	631,200	133,670

Income tax expense	$-	$-

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

6.	DEFERRED TAX BENEFIT (continued)

Net deferred tax liabilities consist of the following components as of December 31, 2008.

	2008	2007
Deferred tax assets:
NOL carryover	$799,720	$(133,813)
R & D credit	19,375	143

Deferred tax liabilites:
Depreciation	(23,870)	-

Less Valuation Allowance	795,225	133,670

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

7.	CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $100,000.

8.	SUBSEQUENT EVENTS

On January 12, 2009, the Company authorized a private offering to offer up  to 15,000,000 shares of common stock at a price of $0.20 per share.

On February 2, 2009, the Company executed an agreement with Battelle Energy Alliance, LLC. Battelle is an international science and technology enterprise that explores emerging areas of science, develops and commercializes technology, and manages laboratories for customers.

On February 10, 2009, Nicholas Eckelberry resigned as a director of OriginOil, Inc. and as its Director of Development, effective January 31, 2009, to pursue other opportunities.