Form 10-Q
period 2009-03-31
ORIGINOIL INC
filed 2009-05-15
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:          MARCH 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER ________________

ORIGINOIL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5645 West Adams Blvd
Los Angeles, CA 90016
 (Address of principal executive offices, Zip Code)

(323) 939-6645
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding, as of April 30, 2009 was 144,180,050.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,374	$580,055
Prepaid expense	19,657	16,929
Total Current Assets	236,031	596,984

PROPERTY & EQUIPMENT, at cost
Machinery and equipment	1,372	1,372
Furniture and fixtures	27,056	27,056
Computer equipment	22,268	17,564
Leasehold improvements	94,914	94,914
	145,610	140,906
Less accumulated depreciation	(27,069)	(13,126)
	118,541	127,780

OTHER ASSETS
Patent	31,618	25,829
Trademark	4,467	4,467
Security deposit	9,650	9,650
Total Other Assets	45,735	39,946

TOTAL ASSETS	$400,307	$764,710

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,559	$17,871
Accrued expenses	8,608	21,883
Credit card payable	140	2,307
Other payable	7,985	28,420
TOTAL CURRENT LIABILITIES	38,292	70,481

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 144,180,050 shares issued and outstanding, respectively	14,418	14,418
Additional paid in capital	1,827,980	1,827,980
Common stock payable	1,142,500	804,200
Deficit accumulated during the development stage	(2,622,883)	(1,952,369)
TOTAL SHAREHOLDERS' EQUITY	362,015	694,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$400,307	$764,710

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
	Three Months	Three Months	June 1, 2007
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

REVENUE	$-	$-	$-

OPERATING EXPENSES
Selling and marketing	109,787	-	440,795
General and administrative expenses	416,209	167,131	1,792,838
Research & development	131,217	38,423	401,913
Depreciation & amortization expense	13,943	517	27,069

TOTAL OPERATING EXPENSES	671,156	206,071	2,662,615

LOSS FROM OPERATIONS BEFORE BEFORE OTHER INCOME / (EXPENSE)	(671,156)	(206,071)	(2,662,615)

OTHER INCOME (EXPENSE)
Interest income	16	3,721	13,656
Dividend income	712	7,531	26,430
Capital gains	-	-	107
Penalties	(86)	-	(86)
Interest expense	-	-	(375)

TOTAL OTHER INCOME/(EXPENSE)	642	11,252	39,732

NET LOSS	$(670,514)	$(194,819)	$(2,622,883)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	144,180,050	143,430,050

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Three Months	Three Months	June 1, 2007
	Ended	Ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(670,514)	$(194,819)	$(2,622,883)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	13,943	517	27,069
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
(Increase) Decrease in:
Prepaid expenses	(2,728)	(17,500)	(19,657)
Other assets	-	-	(9,650)
Increase (Decrease) in:
Accounts payable	3,688	4,722	21,559
Accrued expenses	(13,275)	-	8,608
Credit card payable	(2,167)	219	140
Payroll taxes payable	(20,435)	(1,978)	7,985

NET CASH USED IN OPERATING ACTIVITIES	(691,488)	(208,839)	(2,581,454)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark expenditures	(5,789)	-	(36,085)
Purchase of fixed assets	(4,704)	(2,585)	(145,610)

NET CASH USED BY INVESTING ACTIVITIES	(10,493)	(2,585)	(181,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	338,300	-	2,979,523

NET CASH PROVIDED BY FINANCING ACTIVITIES	338,300	-	2,979,523

NET INCREASE/(DECREASE) IN CASH	(363,681)	(211,424)	216,374

CASH, BEGINNING OF PERIOD	580,055	1,267,670	-

CASH, END OF PERIOD	$216,374	$1,056,246	$216,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$-	105,705

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2009

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its’ inception through March 31, 2009. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Reclassification
Certain expenses for the period ended March 31, 2008 were reclassified to conform with the expenses for the period ended March 31, 2009.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the period ended March 31, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

3.	CAPITAL STOCK

During the three months ended March 31, 2009, the Company issued no shares of common stock.

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

Included in the balance at March 31, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

5.	SUBSEQUENT EVENT

As of May 7, 2009, the Company received from investors through a private placement $313,000 for purchase of shares of 1,565,000 common stock at a price of $0.20 per share.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  ”Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

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

Much of the world's petroleum is actually made up of algae that decomposed over hundreds of millions of years. But by drilling for, extracting, and burning that oil now, we are releasing the carbon dioxide that was absorbed long ago. This “carbon positive” effect is what causes global warming.

Algae cultivated today absorbs CO2 from the atmosphere or other CO2 emitted sources.  Burning freshly produced algae oil releases only what it absorbed in the first place, resulting in a balanced “carbon neutral” effect. This makes algae oil an environment-friendly oil.

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

A Modular Oil Producing System

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. We do not believe that the implementation of this standard will have a material impact on our financial statements.

In November of 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required in fiscal 2015 to prepare financial statements in accordance with IFRS. However, the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and we will continue to monitor the development of the potential implementation of IFRS.

In March 2009, FASB unanimously voted for the FASB “Accounting Standards Codification” (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by us to have a material impact on our present or future financial statements.

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Results of Operations

Revenues

Currently the Company is in its development stage and has no revenues for the three months ended March 31, 2009. We were incorporated in the State of Nevada on June 1, 2007.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing Expenses (“S&M”) expenses increased by $109,787 or 100.0% to $109,787 for the three months ended March 31, 2009, compared to the prior period. The S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $249,078 or 149.03% to $416,209 for the three months ended March 31, 2009, compared to the prior period. The G&A expenses consist primarily of salaries, professional fees and renting of a new space.

Research and Development Cost

Research and development (“R&D”) cost increased by $92,794 to $131,217 or 241.51% for the three months ended March 31, 2009, compared to the prior period. R&D costs consist primarily of testing and research of product development.

Net Loss

Our net loss increased by $(475,695) or 244.17% to $670,514 for the three months ended March 31, 2009, compared to the prior period. This increase is due to continuing operations of the company, technology development, and market exposure.

Liquidity and Capital Resources

As of March 31 2009, we had $197,739 of working capital as compared to $526,503 for the prior period. This decrease of $328,764 in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $691,488 for the three months ended March 31, 2009, compared to $208,839 for the prior period. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $10,493 for the three months ended March 31, 2009, compared to $2,585 for the prior period. The increase of cash used by investing activities was due primarily to the purchase of small equipment, and patent expense.

Net cash flows provided from financing activities was $338,300 for the three months ended March 31, 2009, as compared to $0 for the prior period. There was an increase in cash provided from financing activities due to equity financing.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. We commenced a private placement of our common stock in the first quarter of 2009 and at the time of closing in May we have received approximately $1,050,000 of gross proceeds at $0.20 per share.

In August 2007, we completed a private placement for up to 28,000,000 shares of common stock of the Company for an aggregate sum of $0.4 million.  In November 2007, we completed a private placement for 14,180,050 shares of common stock for an aggregate sum of $1.4 million.  In November 2008, we completed a private placement for 4,771,000 shares of common stock of the Company for an aggregate sum of $1.0 million

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as expressly set forth above, the individuals and entities to which we issued securities as indicated in this section of the registration statement are unaffiliated with us.  We plan on raising additional capital through the sale of additional common stock.  Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “OOIL”.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer) May 15, 2009