Form 10-Q
period 2009-06-30
ORIGINOIL INC
filed 2009-08-11
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of registrant’s common stock outstanding, as of July 31, 2009 was 148,701,050.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$380,820	$580,055
Prepaid expense	7,886	16,929
Total Current Assets	388,706	596,984

PROPERTY & EQUIPMENT, at cost
Machinery and equipment	1,372	1,372
Furniture and fixtures	27,056	27,056
Computer equipment	22,268	17,564
Leasehold improvements	94,914	94,914
	145,610	140,906
Less accumulated depreciation	(41,012)	(13,126)
	104,598	127,780

OTHER ASSETS
Patent	31,618	25,829
Trademark	4,467	4,467
Security deposit	9,650	9,650
Total Other Assets	45,735	39,946

TOTAL ASSETS	$539,039	$764,710

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,486	$17,871
Accrued expenses	24,000	21,883
Credit card payable	3	2,307
Other payable	11,015	28,420
TOTAL CURRENT LIABILITIES	38,504	70,481

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 148,071,050 and 144,180,050 shares issued and outstanding, respectively	14,870	14,418
Additional paid in capital	2,731,728	1,827,980
Common stock payable	1,151,350	804,200
Deficit accumulated during the development stage	(3,397,413)	(1,952,369)
TOTAL SHAREHOLDERS' EQUITY	500,535	694,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$539,039	$764,710

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception June 1, 2007 through June 30, 2009
	2009	2008	2009	2008
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling and marketing	200,365	56,731	310,151	56,731	641,160
General and administrative expenses	469,591	172,266	885,800	339,396	2,262,428
Research & development	90,695	73,361	221,912	111,784	492,608
Depreciation & amortization expense	13,943	51	27,886	568	41,012

TOTAL OPERATING EXPENSES	774,594	302,409	1,445,749	508,479	3,437,208

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(774,594)	(302,409)	(1,445,749)	(508,479)	(3,437,208)

OTHER INCOME/(EXPENSE)
Interest income	5	99	22	3,820	13,661
Dividend income	58	5,889	769	13,420	26,488
Capital gains	-	-	-	-	107
Penalties	-	-	(86)	-	(86)
Interest expense	-	-	-	-	(375)

TOTAL OTHER INCOME/(EXPENSE)	63	5,988	705	17,420	39,795

NET LOSS	$(774,531)	$(296,421)	$(1,445,044)	$(491,239)	$(3,397,413)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	147,210,610	143,430,050	145,703,702	143,430,050

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six Months	Six Months	June 1, 2007
	Ended	Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,445,044)	$(491,239)	$(3,397,413)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation	27,886	568	41,012
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
(Increase) Decrease in:
Prepaid expenses	9,043	(10,000)	(7,886)
Other assets	-	(9,000)	(9,650)
Increase (Decrease) in:
Accounts payable	(14,385)	-	3,486
Accrued expenses	2,117	(10,581)	24,000
Credit card payable	(2,304)	710	3
Payroll taxes payable	(17,405)	(2,307)	11,015

NET CASH USED IN OPERATING ACTIVITIES	(1,440,092)	(521,849)	(3,330,058)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark expenditures	(5,789)	-	(36,085)
Purchase of fixed assets	(4,704)	(6,778)	(145,610)

NET CASH USED BY INVESTING ACTIVITIES	(10,493)	(2,585)	(181,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable:	1,151,350	-	1,955,550
Proceeds from issuance of common stock, net	100,000	-	1,937,023

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,251,350	-	3,892,573

NET INCREASE/(DECREASE) IN CASH	(199,235)	(528,627)	380,820

CASH, BEGINNING OF PERIOD	580,055	1,267,670	-

CASH, END OF PERIOD	$380,820	$739,043	$380,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$-	105,705

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2009

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since inception through June 30, 2009. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Reclassification

Certain expenses for the six months ended June 30, 2008 were reclassified to conform with the expenses for the six months ended June 30, 2009.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

The Company adopted Statement of Financial Standards (“SFAS”) No. 128 for the calculation of “Loss per Share”.  SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-Based Compensation

As of July 1, 2009, the Company adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements.

3.	CAPITAL STOCK

During the six months ended June 30, 2009, the Company issued 4,521,000 shares of common stock at a price of $0.20 per share for cash of $904,200; also, the Company received  $1,151,350 in common stock subscriptions to purchase 5,756,750 shares of common stock through a private placement.

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

Included in the balance at June 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

ORIGINOIL, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
June 30, 2009

5.	SUBSEQUENT EVENT

In accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.

As of July 1, 2009, the Company adopted an incentive stock plan and authorized the sale and issuance of a warrant to purchase 2,000,000 shares of common stock at the fair market value of $0.31 per share.

As of August 10, 2009, the Company received through a private placement $44,800 in common stock subscriptions from investors to purchase 203,636 shares of common stock.

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

OriginOil’s Industrial Process

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

OriginOil’s system employs Quantum Fracturing in two major stages of algae production.  First, at the growth stage where CO2 and nutrients are fractured into a micro-bubble slurry and injected directly into the algae culture for complete contact and nutrient absorption.  Second, at the extraction stage, where water and special catalysts are fractured at high ultrasonic intensity, using very little energy, to crack the algae membrane to facilitate extracting its oil content.  Quantum Fracturing technology greatly enhances the efficiency of algae production and makes it cost-effective and viable.

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

7.
On April 17, 2009, a provisional filing to protect the intellectual property rights for “Device and Method for Separation, Cell Lysing and Flocculation of Algae From Water”. The inventor listed on the patent application is Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

8.
On July 13, 2009, a provisional filing to protect the intellectual property rights for “Algae Growth Lighting and Control System”. The inventors listed on the patent application are Scott Fraser, Vikram Pattarkine, Ralph Anderson and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

9.
On July 26, 2009, a provisional filing to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice”. The inventors listed on the patent application are Paul Reep and Scott Fraser. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

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

Results of Operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

Revenues

Currently the Company is in its development stage and has no revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing Expenses (“S&M”) expenses increased by $143,634 or 253% to $200,365 for the three months ended June 30, 2009, compared to the prior period. S&M increased by $253,420 or 447% to $310,151 for the six months ended June 30, 2009, compared to the prior period. The S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $297,325 or 173% to $469,591 for the three months ended June 30, 2009, compared to the prior period. G&A expenses increased $546,404 or 161% to $885,800 for the six months ended June 30, 2009, compared to the prior period. The G&A expenses consist primarily of salaries, professional fees and renting of a new space.

Research and Development Cost

Research and development (“R&D”) cost increased by $17,334 or 24% to $90,695 for the three months ended June 30, 2009, compared to the prior period. R&D cost increased by $110,128 or 99% to $221,912 for the six months ended June 30, 2009, as compared to the prior period. R&D costs consist primarily of testing and research of product development.

Net Loss

Our net loss increased by $(478,110) or 161% to $(774,531) for the three months ended June 30, 2009, compared to the prior period. Net loss increased by $(953,805) or 194% to $(1,445,044) for the six months ended June 30, 2009, compared to the prior period. This increase is due to continuing operations of the company, technology development, and market exposure. Currently the Company is in its development stage and had no revenues.

Liquidity and Capital Resources

As of June 30, 2009, we had $350,202 of working capital as compared to $731,180 for the prior period. This decrease of  $380,978 in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $1,440,092 for the six months ended June 30, 2009, compared to $521,849 for the prior period. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $10,493 for the six months ended June 30, 2009, compared to $6,778 for the prior period. The increase of cash used by investing activities was due primarily to the purchase of small equipment, and patent expense.

Net cash flows provided from financing activities was $1,251,350 for the six months ended June 30, 2009, as compared to $0 for the prior period. There was an increase in cash provided from financing activities due to equity financing.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. During the six months ended June 30, 2009, the Company issued 4,521,000 shares of common stock at a price of $0.20 per share for cash of $904,200; also, the Company received  $1,151,350 in common stock subscriptions to purchase 5,756,750 shares of common stock through a private placement.

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

Item 1A.Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2009, the Company issued 4,521,000 shares of common stock at a price of $0.20 per share for cash of $904,200; also, the Company received  $1,151,350 in common stock subscriptions to purchase 5,756,750 shares of common stock through a private placement.

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
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer) August 11, 2009