Form 10-Q
period 2009-09-30
ORIGINOIL INC
filed 2009-11-23
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:          SEPTEMBER 30, 2009

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2009 was 159,420,107.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$710,060	$580,055
Prepaid expenses	19,144	16,929

Total Current Assets	729,204	596,984

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	22,268	17,564
Leasehold improvements	94,914	94,914
	145,610	140,906
Less accumulated depreciation	(54,955)	(13,126)

Net Property & Equipment	90,655	127,780

OTHER ASSETS
Patent	53,376	25,829
Trademark	4,467	4,467
Security deposit	9,650	9,650

Total Other Assets	67,493	39,946

TOTAL ASSETS	$887,352	$764,710

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$354	$17,871
Accrued expenses	8,002	21,883
Credit card payable	291	2,307
Other payables	5,592	28,420

TOTAL LIABILITIES	14,239	70,481

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 154,957,925 and 144,180,050 shares issued and outstanding	15,496	14,418
Additional paid in capital	6,022,130	1,827,980
Common stock subscription payable	804,672	804,200
Deficit accumulated during the development stage	(5,969,185)	(1,952,369)

TOTAL SHAREHOLDERS' EQUITY	873,113	694,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$887,352	$764,710

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					June 1, 2007
	Three Months Ended		Nine Months Ended		through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

REVENUE	$-	$-	$-	$-	$-

Selling & marketing expense	85,436	144,829	395,587	201,560	726,596
Administrative expense	374,137	246,145	1,259,937	585,551	2,636,565
Research & development	68,641	78,310	290,553	190,094	561,249
Stock compensation expense	2,029,650	-	2,029,650	-	2,029,650
Depreciation & amortization expense	13,943	494	41,829	1,062	54,955

TOTAL OPERATING EXPENSES	2,571,807	469,778	4,017,556	978,267	6,009,015

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(2,571,807)	(469,778)	(4,017,556)	(978,267)	(6,009,015)

OTHER INCOME/(EXPENSE)
Interest income	4	18	26	3,838	13,665
Dividend income	31	5,967	800	19,387	26,519
Capital gains	-	-	-	-	107
Penalties	-	-	(86)	-	(86)
Interest expense	-	-	-	-	(375)
		-		-
TOTAL OTHER INCOME	35	5,985	740	23,225	39,830

NET LOSS	$(2,571,772)	$(463,793)	$(4,016,816)	$(955,042)	$(5,969,185)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	151,294,355	143,430,050	148,101,105	143,430,050

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at December 31, 2008	144,180,050	$14,418	$1,827,980	$804,200	$(1,952,369)	$694,229

Issuance of common stock for cash in April 2009 (4,521,000 shares issued at $0.20 per share) (unaudited)	4,521,000	452	903,748	(804,200)	-	100,000

Common stock subscription payable (unaudited)	-	-	-	1,151,350	-	1,151,350

Issuance of common stock for cash in July 2009 (5,756,750 shares issued at $0.20 per share) (unaudited)	5,756,750	576	1,150,774	(1,151,350)	-	-

Issuance of common stock for cash in July 2009 (203,636 shares issued at $0.22 per share) (unaudited)	203,636	20	44,780	-	-	44,800

Issuance of common stock for cash in August 2009 (336,489 shares issued at $0.22 per share) (unaudited)	296,489	30	65,198	-	-	65,228

Common stock subscription payable (unaudited)	-	-	-	804,672	-	804,672

Stock compensation expense (unaudited)	-	-	2,029,650	-	-	2,029,650

Net Loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	-	(4,016,816)	(4,016,816)

Balance at September 30, 2009 (unaudited)	154,957,925	$15,496	$6,022,130	$804,672	$(5,969,185)	$873,113

The accompany notes are an integral part of these financial statement

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			June 1, 2007
	Nine Months Ended		through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,016,816)	$(955,042)	$(5,969,185)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	41,829	1,062	54,955
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
Stock compensation expense	2,029,650	-	2,029,650
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(2,215)	(22,701)	(19,144)
Other assets	-	(9,000)	(9,650)
Increase (Decrease) in:
Accounts payable	(17,517)	3,609	354
Accrued expenses	(13,881)	(10,877)	8,002
Credit card payable	(2,016)	410	291
Payroll taxes payable	(22,828)	(4,739)	5,592

NET CASH USED IN OPERATING ACTIVITIES	(2,003,794)	(997,278)	(3,893,760)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Improvements to building	-	(69,623)	-
Patent and trademark expenditures	(27,547)	(22,267)	(57,843)
Purchase of fixed assets	(4,704)	(35,100)	(145,610)

NET CASH USED BY INVESTING ACTIVITIES	(32,251)	(126,990)	(203,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	1,956,022	848,000	2,760,222
Proceeds for issuance of common stock, net	210,028	(23,952)	2,047,051

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,166,050	824,048	4,807,273

NET INCREASE/(DECREASE) IN CASH	130,005	(300,220)	710,060

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	580,055	1,267,670	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$710,060	$967,450	$710,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$-	$105,705

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since inception through September 30, 2009. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company is in its initial stages of formation and has insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share is the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-Based Compensation
The Company addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of income. There was no material impact on the Company’s financial statement of operations.

Recent Accounting Pronouncements
In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”. This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements

3.	CAPITAL STOCK

During the nine months ended September 30, 2009, through a private placement the Company issued 10,277,750 shares of common stock at a price of $0.20 per share for cash of $2,055,550, and 500,125 shares of common stock at a price of $0.22 per share for cash of $110,028; also, the Company received $804,672 in common stock subscriptions to purchase 3,657,600 shares of common stock through a private placement.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Fifteen Million (15,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.  During the period ended September 30, 2009, the Company granted 3,600,000 stock options. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price of $0.32 per share.

2009
Risk free interest rate	2.29%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	2009
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	3,600,000	0.32
Exercised	-	-
Expired	-	-
Outstanding, end of period	3,600,000	$0.32
Exercisable at the end of period	67,500	$0.32
Weighted average fair value of
options granted during the period		$0.32

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended September 30, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2009 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2009, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the period ended September 30, 2009 is $12,150.

Warrants
During the nine months ended September 30, 2009, the Company issued 11,150,000 warrants with a fair value of $648,000 determined using the Black Scholes pricing model.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2009

4.	STOCK OPTIONS AND WARRANTS (Continued)

2009
Risk free interest rate	2.43% - 2.5%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

Warrants

During the period ended September 30, 2009, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	Period End
	September 30, 2009
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	-	$-
Granted	11,150,000	0.31
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	11,150,000	$0.31

5.	INCOME TAXES

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

Included in the balance at September 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

6.	SUBSEQUENT EVENT

Management evaluated subsequent events after the balance sheet date of September 30, 2009 through November 20, 2009.

During October 2009, the Company issued 4,363,182 shares of common stock at a price of $0.22 per share for cash of $959,900.

As of November 4, 2009, the Company received through a private placement $23,100 in common stock subscriptions from investors to purchase 105,000 shares of common stock.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;
●	financial strategy;
●	intellectual property;
●	production;
●	future operating results; and
●	plans, objectives, expectations and intentions contained in this report that are not historical.

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

Overview

We were incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.

We are currently developing a technology to produce a bio-fuel from algae through a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents.

Our business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies. We are not in the business of producing and marketing oil or fuel, based on algae, as an end product.  We are currently developing our technology and a commercial product. We have not generated any revenues from licensing our technology.

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

1.
On July 28, 2007, to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and T. Riggs Eckelberry, the Company’s founders. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

2.
On May 23, 2008, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

3.
On May 30, 2008, to protect the intellectual property rights for “Modular Portable Photobioreactor System”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

4.
On June 16, 2008, to protect the intellectual property rights for “In-Line Lysing And Extraction System For Microorganisms”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

5.
On July 16, 2008, to protect the intellectual property rights for “Renewable Carbon Sequestering Method Of Producing Pollution Free Electricity”. The inventor listed on the patent application is Steven Shigematsu. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

6.
On January 6, 2009, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In A Photobioreactor”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

7.
On April 17, 2009, to protect the intellectual property rights for “Device and Method for Separation, Cell Lysing and Flocculation of Algae From Water”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

8.
On July 13, 2009, a provisional filing to protect the intellectual property rights for “Algae Growth Lighting and Control System”. The inventors listed on the patent application are Scott Fraser, Vikram Pattarkine, Ralph Anderson and Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

9.
On July 26, 2009, a provisional filing to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice”. The inventors listed on the patent application are Paul Reep and Scott Fraser. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

10.
On 30 September, 2009, a provisional filing to protect the intellectual property rights for “Methods and Apparatus for Growing Algae on a Solid Surface”. The inventors listed on the patent application are and Scott Fraser and Vikram Pattarkine. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

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

Revenue Recognition

We will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had no revenues and is in the development stage.

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

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Results of Operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

Revenues

We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities. We are a development stage company and presently, we do not have revenues and operations related to the manufacture of our products.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing Expenses (“S&M”) expenses decreased by $(59,393) or 41.01% to $85,436 for the three months ended September 30, 2009, compared to the prior period. S&M increased by $194,027 or 96.26% to $395,587 for the nine months ended September 30, 2009, compared to the prior period. The S&M expenses increased due to an increase in marketing exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $127,992 or 52.0% to $374,137 for the three months ended September 30, 2009, compared to the prior period. G&A expenses increased $674,386 or 115.17% to $1,259,937 for the nine months ended September 30, 2009, compared to the prior period. The G&A expenses consist primarily of salaries, professional fees and renting of a new space.

Research and Development Cost

Research and development (“R&D”) cost decreased by $(9,669) or 12.35% to $68,641 for the three months ended September 30, 2009, compared to the prior period. R&D cost increased by $100,459 or 52.85% to $290,553 for the nine months ended September 30, 2009, as compared to the prior period. R&D costs consist primarily of testing and research of product development.

Net Loss

Our net loss increased by $2,107,979 or 454.51% to $2,521,722 for the three months ended September 30, 2009, compared to the prior period. Net loss increased by $3,061,774 or 320.59% to $4,016,816 for the nine months ended September 30, 2009, compared to the prior period. The majority of the increase is due to accounting for non-cash stock compensation expense.

Liquidity and Capital Resources

As of September 30, 2009, we had $714,965 of working capital as compared to $971,707 for the prior period. This decrease of $256,742 in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $2,003,794 for the nine months ended September 30, 2009, compared to $997,278 for the prior period. We are in the development stage and have generated no revenues.

Net cash used in investing activities was $32,251 for the nine months ended September 30, 2009, compared to $126,990 for the prior period. The decrease of cash used by investing activities was due primarily to fewer purchases of assets, and no building improvements.

Net cash flows provided from financing activities was $2,166,050 for the nine months ended September 30, 2009, as compared to $824,048 for the prior period. There was an increase in cash provided from financing activities due to equity financing.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

In August 2007, we completed a private placement for up to 28,000,000 Shares of common stock of the Company for an aggregate sum of $0.4 million.  In November 2007, we completed a private placement for 14,180,050 Shares of common stock for an aggregate sum of $1.4 million.  In November 2008, we completed a private placement for 4,771,000 Shares of common stock of the Company for an aggregate sum of $1.0 million.  In July 2009, we completed a private placement for 6,256,875 Shares of common stock of the Company for an aggregate sum of $1.3 million.

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

On July 1, 2009, the Company instituted the OriginOil 2009 Incentive Stock Plan (the “Plan”), after approval by the Board of Directors and a majority of the Company’s shareholders.  The purpose of the Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in the growth and performance of the Company.

Under the Plan, 15,000,000 Shares of the Company’s common stock were reserved for use.  The Plan shall be administered by the Company’s Board of Directors.  As of October 16, 2009, the Company has granted to employees 3,600,000 options to purchase the Company’s common stock at an exercise price of $0.32.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2009, we completed a private placement for 6,256,875 Shares of common stock at a price of $0.20 per share of the Company for an aggregate sum of $1.3 million.

We issued in October 2009, 4,863,307 Shares of common stock at a price of $0.22 per Share for cash of $1,069,928.

The proceeds from the sale of the common stock have been used to fund ongoing operations. We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Rule 506 and Section 4(2) of the Act in connection with the foregoing issuances.

Also, warrants were issued to employees and members of the board of directors exercisable for an aggregate of up to 11,150,000 Shares of our common stock were outstanding. Of these warrants 10,100,000 are exercisable at an exercise price of $0.31 per Share and will expire on July 1, 2014.  The remaining warrants are exercisable at an exercise price of $0.34 per Share and will expire on August 17, 2014.  Each of the warrants contains a customary net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise price.

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

November 20, 2009