Form 10-K
period 2009-12-31
ORIGINOIL INC
filed 2010-03-31
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
Or

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $33,192,025 based upon the closing sales price of the registrant’s common stock on June 30, 2009 of $0.31 per share. At March 30, 2010, 161,841,878 shares of the registrant’s common stock were outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

The Company was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.  Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our telephone number is (323) 939-6645. Our website address is www.originoil.com.   Our website and the information contained on our website are not incorporated into this Memorandum.

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

The Company’s industrial process, with its patent pending devices and methods, optimizes this environment to help algae cells grow at their natural maximum rate - achieving a doubling of the algae population in as little as a few hours. The process then goes on to control the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil.  Instead of waiting hundreds of millions years for algae to become oil, the Company’s breakthrough technology and process can transform algae into oil in a matter of days.

The Company’s business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies.  The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product.

We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities. We are a development stage company and presently, we do not have revenues related to the manufacture of our products. Our auditors have prepared our financial statements assuming that we will continue as a going concern. We have not generated any revenue, and we have negative cash flows from operations, which raise substantial doubt about our ability to continue as a going concern.

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

OriginOil's Helix BioReactor™ growth vessel adds the time-saving efficiency of combining the incubation vessel and larger tanks into one system. Once the algae matures in the Helix BioReactor™, a portion of the culture is transferred out for extraction, and the remaining 'green' water is purified and returned to the growth tank. It is then allowed to re-expand into the Helix BioReactor™, creating a new batch, and the process is repeated.

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

The Company will commercialize its technology through an integrated system of global partners, including:

•	Original Equipment Manufacturers (OEMs)

•	Country and Regional Partners

•	Device and Component Manufacturers

•	Service and Maintenance Providers

•	Customized Application Developers

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

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves.  We believe that the algae industry will be far too great for any one company to dominate, and companies will succeed that do not compete with their customers and partners.

We have, however, identified other companies producing algae for the purpose of creating feedstocks for fuel The list of algae companies includes Synthetic Genomics, PetroAlgae, Infinifuel, Valcent Products, Aquaflow Bionomic, Livefuels, Solazyme, Enhanced Biofuels & Technologies (EBT), Veridium, PetroSun, Sapphire Energy, GS AgriFuels (previously GreenShift), A2BE Carbon Capture, Algoil, Aurora Biofuels, Cellana, Solix Biofuels, Martek, Texas Clean Fuels, Algenol, AlgaeLink (NL), BioKing (NL) and Eco-Erg (PT).

. These companies have also advertised technology which they claim will enable the efficient production of algal oil and other algae culture derivatives. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our company’s technology will produce more efficiently or cost-effectively than these other technologies.

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

8.
On September 30, 2009, a provisional filing to protect the intellectual property rights for “Methods and Apparatus for Growing Algae on a Solid Surface”. The inventors listed on the patent application are and Scott Fraser and Vikram Pattarkine. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

The Company abandoned the pursuit of two provisional patent filings filed in 2008 relating to “In-Line Lysing And Extraction System For Microorganisms” and “Renewable Carbon Sequestering Method Of Producing Pollution Free Electricity”.  Neither patent is required for the Company’s business or products and the Company is focusing its efforts on the patent applications listed above.

Employees

As of the date of this Memorandum, we have seven full-time employees. The Company has not experienced any work stoppages and the Company considers relations with its employees to be good.  In May 2009, we hired Scott Fraser as Vice President of Operations.  Mr. Fraser will work on accelerating our commercialization program.  On 1 September 2009, CTO Dr. Vikram Pattarkine requested a transition from full-time to part-time employment and accepted a new title as Chief Scientist. On March 1, 2010, he transitioned from part-time employment to consultancy status with a new title of Consulting Scientist. These changes were occasioned by Dr. Pattarkine’s difficulty in relocating to the company headquarters in Los Angeles.

ITEM 1A. RISK FACTORS

RISKS RELATED TO ORIGINOIL’S BUSINESS AND FINANCIAL CONDITION

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

In their report dated March 31, 2010, our independent auditors stated that our financial statements for the period ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.

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

We recently filed several U.S. patent applications. It could take several years for the applications to be processed. However, patent protection may not be obtainable for the technology whether in the U.S. or internationally. Alternatively, any protection that is obtained may not be broad enough to be effective and of value, or it may not withstand challenges as to validity and enforceability.

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

At March 30, 2010, 161,841,878 shares of Common Stock were issued and outstanding. We are authorized to issue 500,000,000 shares of Common Stock These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

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

ITEM 4. [Reserved].

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted on the OTC Bulletin Board, a service provided by the Nasdaq Stock Market Inc., under the symbol “OOIL”.  A summary of our Common Stock’s market price by fiscal quarter from the initial quotation on April 25, 2008 through December 31, 2009 is as follows:

Year	Fiscal Quarter Period	High	Low
2008	April 25, 2008 to June 30, 2008	0.50	0. 18
	July 1, 2008 to September 30, 2008	0.51	0. 30
	October 1, 2008 to December 31, 2008	0.45	0. 25
2009	January 1, 2009 to March 31, 2009	0.45	0. 32
	April 1, 2009 to June 30, 2009	0.48	0. 27
	July 1, 2009 to September 30, 2009	0.40	0. 22
	October 1, 2009 to December 31, 2009	0.39	0. 25

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

At March 30, 2010, 161,841,878 there were shares of common stock outstanding and approximately 300 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. [TO BE COMPLETED]

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

Fair Value of Financial Instruments

Fair value of financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009, the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses, and approximate the fair value because of their short maturities.

Results of Operations

Revenues

Currently the Company is in its development stage and has no revenues for the year ended December 31, 2009.

Operating Expenses

Selling and Marketing Expenses

Selling & Marketing Expenses  ("S&M") increased by $223,030 to $521,064 for the year ended December 31, 2009, compared to $298,034 for the prior year. The increase in S&M expenses was the result of an increase in marketing exposure utilizing radio and television venues.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $431,086 to $1,395,288 for the year ended December 31, 2009, compared to $964,202 for the prior year. The increase in G&A expenses consist primarily of $89,351 in insurance expense due to benefits for employees; $77,493 increase in professional fees due to public filings; $52,261 increase in payroll expense due to hiring of office employees; $55,398 increase in rent due to occupying the facility for a longer period of time; $48,253 increase in outside services due to utilizing subcontractors on a part time basis; and $47,408 increase in travel due to promoting the Company.

Research and Development Cost

Research and development (“R&D”) cost increased by $473,712 to $732,483 for the year ended December 31, 2009, compared to $258,771 for the prior year. The increase in R&D costs was the result of testing and research of product development.

Net Loss

Net loss increased by $3,408,793 to $(4,915,071) for the year ended December 31, 2009, compared to $(1,506,278) for the prior year. The increase in Net loss was due primarily to the expensing stock compensation a non-cash expense, and the overall increase in operating expenses. Currently the Company is in its’ development stage and has no revenues.

Liquidity and Capital Resources

As of December 31, 2009, we had $333,328 of working capital as compared to $526,503 on December 31, 2008. This decrease of $193,175 in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $2,678,694 for the year ended December 31, 2009, as compared to $1,478,641 used during the prior year. The increase in net cash used in operating activities of $1,200,053 was the result of an increase in net loss of $(3,408,793) due to an increase in overall operating expenses, which included a non-cash expense for stock compensation of $2,211,306 for the current year compared to $0 for the prior year, and an increase in non-cash expense for depreciation of $55,772 for the current year compared to $13,126 for the prior year. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities was $(24,511) for the year ended December 31, 2009, as compared to $(163,174) for the prior year. The decrease in investing activities of $138,663 was due primarily to a reduction in purchases of equipment and patent expenditures.

Net cash flows provided from financing activities was $2,479,329 for the year ended December 31, 2009, as compared to $954,200 for the prior year. There was an increase in cash provided from financing activities due to an increase in funds received from equity financing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	58	Chief Executive Officer and Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Ivan Ivankovich	42	Director

Adam Meislik	39	Director

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

Adam Meislik - Director

Mr. Meislik has served as a director since March 25, 2009.  Mr. Meislik is the founder of Onionomics LLC and has served as its Managing Director since its inception in March 2008.  Onionomics LLC is a consulting firm that specializes in providing companies and stakeholders with crucial management and leadership expertise by evaluating advantage, assessing competitive environments and identifying industry trends and how they relate to capital formation and liquidity.  Mr. Meislik is a Principal at XRoads Solutions Group.  Prior to founding Onionomics LLC, he was a Managing Director of Investment Banking at Salem Partners LLC.  From 1996 to 2005, Mr. Meislik worked for CIBC World Markets where he led its West Coast software investment banking practice.

Committees of the Board of Directors

Our Board of Directors does not have any committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

 ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer from inception (June 1, 2007) to December 31, 2009:

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All other Compensation	Total
T. Riggs Eckelberry Chief Executive Officer	2007	$80,000	0	0	0	0	0	$80,000
	2008	$260,000	0	0	0	0	0	$260,000
	2009	$260,000	$110,000	0	0	0	0	$370,000

Employment Agreements

The Company currently has no employment agreements with its executive officers.  The Company currently pays the Chief Executive Officer an annual salary of $260,000. Bonus payments, if any, will be determined by the Board of Directors.

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

Under the Plan, 15,000,000 Shares of the Company’s common stock were reserved for use.  The Plan shall be administered by the Company’s Board of Directors.  As of February 28, 2010, the Company has granted to employees 4,150,000 options to purchase the Company’s common stock at an exercise price of $0.32.  The options vest over four years.  As of February 28, 2010, 326,876 options were vested options.

Warrants

As of December 31, 2009, warrants exercisable for an aggregate of up to 12,000,000 Shares of our common stock were outstanding. Of these warrants 10,100,000 are exercisable at an exercise price of $0.31 per Share and will expire on July 1, 2014. Warrants exercisable for an aggregate of up to 1,050,000 Shares are exercisable at an exercise price of $0.34 per Share and will expire on August 12, 2014. Warrants exercisable for an aggregate of up to 850,000 Shares are exercisable at an exercise price of $0.30 per Share and will expire on November 23, 2014. Each of the warrants contains a customary net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise price.

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

The Company’s directors currently do not receive monetary compensation for their service on the Board of Directors.  Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.  In 2009, Ivan Ivankovick and Adan Meislik our two independent directors, were granted warrants, exercisable at $0.31, that expire on July 1, 2014.  Ivan Ivankovich received 1,000,000 warrants, valued at $179,417, using the Black Scholes method.  Adam Meislik received 2,000,000 warrants, valued at $358,833 using the Black Scholes method.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2009, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 159,321,232 outstanding shares of Common Stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, and Director	40,000,000	25.1%

Ivan Ivankovich, Director (2)	3,000,000	1.9%

Adam Meislik, Director (3)	2,000,000	1.2%

Directors and executive officers as a group (3 persons)	45,000,000	27.7%

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of Common Stock, except for those owned jointly with that person’s spouse.

(2)	Includes 2,000,000 Shares of Common Stock and a warrant to purchase 1,000,000 Shares of the Company’s common stock at a price of $0.31 per Share.

(3)	Includes a warrant to purchase 2,000,000 Shares of the Company’s common stock at a price of $0.31 per Share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is currently not party to any related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 were $34,100.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 were $0. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2009.

ITEM 15. EXHIBITS.

SEC Ref. No.
3.1	Articles of Incorporation

3.3	By-laws

10.1	Form of Subscription Agreement, dated July 11, 2007

10.2	Form of Subscription Agreement, dated August 2007

10.3	Form of Subscription Agreement, dated November 2007

31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on [*], 2010.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: [*], 2010	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director

Date: [*], 2010	By:	/s/ Adam Meislik
Adam Meislik
Director

Date: [*], 2010	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
OriginOil, Inc.
(A Development Stage Company)
Los Angeles, California

We have audited the balance sheets of OriginOil, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and from inception on June 1, 2007 through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc.  (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and from inception on June 1, 2007 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management’s assessment of the effectiveness of OriginOil, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying  Form 10-K and, accordingly, we do not express an opinion thereon.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2010

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$356,179	$580,055
Prepaid expenses	32,867	16,929

Total Current Assets	389,046	596,984

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	22,268	17,564
Leasehold improvements	94,914	94,914
	145,610	140,906
Less accumulated depreciation	(68,898)	(13,126)

Net Property & Equipment	76,712	127,780

OTHER ASSETS
Patent	45,636	25,829
Trademark	4,467	4,467
Security deposit	9,650	9,650

Total Other Assets	59,753	39,946

TOTAL ASSETS	$525,511	$764,710

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,391	$17,871
Accrued expenses	52,985	21,883
Credit card payable	470	2,307
Other payables	872	28,420

TOTAL LIABILITIES	55,718	70,481

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
159,321,232 and 144,180,050 shares issued and outstanding	15,933	14,418
Additional paid in capital	7,160,260	1,827,980
Common stock subscription payable	161,040	804,200
Deficit accumulated during the development stage	(6,867,440)	(1,952,369)

TOTAL SHAREHOLDERS' EQUITY	469,793	694,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$525,511	$764,710

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
			June 1, 2007
	Year Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009

REVENUE	$-	$-	$-

Selling & marketing expense	521,064	298,034	839,572
Administrative expense	1,395,288	964,202	2,784,911
Research & development	732,483	258,771	1,002,685
Stock compensation expense	2,211,306	-	2,211,306
Depreciation & amortization expense	55,772	13,126	68,898

TOTAL OPERATING EXPENSES	4,915,913	1,534,133	6,907,372

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(4,915,913)	(1,534,133)	(6,907,372)

OTHER INCOME/(EXPENSE)
Interest income	29	3,942	13,669
Dividend income	899	23,913	26,617
Capital gains	-	-	107
Penalties	(86)	-	(86)
Interest expense	-	-	(375)
		-
TOTAL OTHER INCOME	842	27,855	39,932

NET LOSS	$(4,915,071)	$(1,506,278)	$(6,867,440)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	150,941,578	143,614,982

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at June 30, 2007	-	$-	$-	$22,563	$-	$22,563

Commons stock subscription	-	-	-	(22,563)	-	(22,563)

Issuance of founders shares in September 2007 for cash
(90,250,000 common shares issued at $0.0025 per share )	90,250,000	9,025	13,538		-	22,563

Issuance of common shares in September 2007 for cash
(11,000,000 common shares issued at $0.00025 per share )	11,000,000	1,100	1,650	-	-	2,750

Issuance of common shares in September 2007 for cash
(28,000,000 common shares issued at $0.015 per share )	28,000,000	2,800	417,200	-	-	420,000

Shares to be issued	-	-	-	638,000	-	638,000

Interest forgiven on loan payable	-	-	375	-	-	375

Issuance of common shares in October 2007 for cash
(6,380,000 common shares issued at $0.10 per share )	6,380,000	638	637,362	(638,000)	-	0

Issuance of common shares in October 2007 for services
(50,000 common shares issued at $0.10 per share )	50,000	5	4,995	-	-	5,000

Issuance of common shares in October 2007 for cash
(3,123,000 common shares issued at $0.10 per share )	3,123,000	312	311,988	-	-	312,300

Issuance of common shares in November 2007 for cash
(3,570,000 common shares issued at $0.10 per share )	3,570,000	357	356,643	-	-	357,000

Issuance of common shares in December 2007 for marketing
(1,057,050 common shares issued at $0.10 per share )	1,057,050	106	105,599	-	-	105,705

Stock issuance cost	-	-	(171,295)	-	-	(171,295)

Net Loss for the year ended December 31, 2007					(446,091)	(446,091)
Balance at December 31, 2007	143,430,050	14,343	1,678,055	-	(446,091)	1,246,307

Common stock payable	-	-	-	954,200	-	954,200

Issuance of common shares in October 2008 for cash
(750,000 common shares issued at $0.20 per share )	750,000	75	149,925	(150,000)	-	-

Net Loss for the year ended December 31, 2008	-	-	-	-	(1,506,278)	(1,506,278)
Balance at December 31, 2008	144,180,050	14,418	1,827,980	804,200	(1,952,369)	694,229

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at December 31, 2008	144,180,050	14,418	1,827,980	804,200	(1,952,369)	694,229

Issuance of common stock for cash in April 2009
(4,521,000 shares issued at $0.20 per share)	4,521,000	452	903,748	(804,200)	-	100,000

Common stock subscription payable	-	-	-	1,151,375	-	1,151,375

Issuance of common stock subscription payable July 2009(5,756,875 shares issued at $0.20 per share)	5,756,875	576	1,150,799	(1,151,375)	-	-

Issuance of common stock for cash in July 2009 (203,636 shares issued at $0.22 per share)	203,636	20	44,780	-	-	44,800

Issuance of common stock for cash in August 2009 (296,364 shares issued at $0.22 per share)	296,364	30	65,170	-	-	65,200

Common stock subscription payable	-	-	-	804,700	-	804,700

Stock compensation expense	-	-	2,211,306	-	-	2,211,306

Issuance of common stock subscription payable in October 2009 (3,657,727 shares issued at $0.22 per share)	3,657,727	366	804,334	(804,700)	-	-

Issuance of common stock for cash in October 2009 (705,580 shares issued at $0.22 per share)	705,580	71	155,157	-	-	155,228

Common stock subscription payable	-	-	-	161,040	-	161,040

Stock issuance cost	-	-	(3,014)	-	-	(3,014)

Net Loss for the year ended December 31, 2009	-	-	-	-	(4,915,071)	(4,915,071)

Balance at December 31, 2009	159,321,232	$15,933	$7,160,260	$161,040	$(6,867,440)	$469,793

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
			June 1, 2007
	Year Ended		through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,915,071)	$(1,506,278)	$(6,867,440)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	55,772	13,126	68,898
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
Stock compensation expense	2,211,306	-	2,211,306
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(15,938)	(16,929)	(32,867)
Other assets	-	(9,000)	(9,650)
Increase (Decrease) in:
Accounts payable	(16,480)	17,871	1,391
Accrued expenses	31,102	7,121	52,985
Credit card payable	(1,837)	2,148	470
Other payable	(27,548)	13,300	872

NET CASH USED IN OPERATING ACTIVITIES	(2,678,694)	(1,478,641)	(4,568,660)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Improvements to building	-	-	-
Patent and trademark expenditures	(19,807)	(22,268)	(45,636)
Purchase of fixed assets	(4,704)	(140,906)	(145,610)

NET CASH USED IN INVESTING ACTIVITIES	(24,511)	(163,174)	(191,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	161,040	-	965,240
Proceeds for issuance of common stock, net	2,318,289	954,200	4,150,845

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,479,329	954,200	5,116,085

NET INCREASE/(DECREASE) IN CASH	(223,876)	(687,615)	356,179

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	580,055	1,267,670	-

CASH & CASH EQUIVALENTS, END OF PERIOD	$356,179	$580,055	$356,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
	$-	$-	$105,705
Stock issued for marketing services

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

1.      ORGANIZATION AND LINE OF BUSINESS

Organization

OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007.  The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders since it’s’ inception through the year ended December 31, 2009. Management believes this funding will continue, and has also obtained funding from new investors in the amount of $2,479,329.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the year ended December 31, 2009, had no revenues. A development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
DECEMBER 31, 2009 and 2008

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009 and 2008, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Investments

Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $732,483 and $258,771 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $175,647 and $172,646 for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of share based compensation has no material impact on our results of operations.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended December 31, 2009, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the year ended December 31, 2009, the Company issued through a private placement 10,277,875 shares of common stock at a price of $0.20 per share, and 4,863,307 shares of common stock at a price of $0.22 per share. Also, the Company received $161,040 cash for common stock subscriptions through a private placement. During the year ended December 31, 2008, the Company issued 750,000 shares of common stock issued through a private placement at a price of $0.20 for cash of $150,000; the Company received $804,200 cash for common stock subscriptions through a private placement.

4.      STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Fifteen Million (15,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.  During the year ended December 31, 2009, the Company granted 4,150,000 stock options. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.28 and $0.32 per share.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

4.      STOCK OPTIONS AND WARRANTS (Continued)

2009
Risk free interest rate	2.29%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	2009
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	-	$-
Granted	4,150,000	0.31
Exercised	-	-
Expired	-	-
Outstanding, end of period	4,150,000	$0.31
Exercisable at the end of period	326,875	$0.31
Weighted average fair value of
options granted during the period		$0.31

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2009, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2009 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2009, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2009 is $57,806.

Warrants

During the year ended December 31, 2009, the Company issued 12,000,000 warrants with a fair value of $2,153,500 determined using the Black Scholes pricing model.

2009
Risk free interest rate	2.41% - 2.5%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

4.      STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

During the year ended December 31, 2009, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End
	December 31, 2009
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of year	-	$-
Granted	12,000,000	0.31
Exercised	-	-
Forfeited	-	-
Outstanding - end of year	12,000,000	$0.31

5.	INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	2009	2008
Patents	$45,636	$25,829
Trademarks	4,467	4,467
	$50,103	$30,296

As of December 31, 2009, the patents are in the process of being approved, and will be amortized over their useful lives once approved.

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2009 and 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

7.	DEFERRED TAX BENEFIT

At December 31, 2009, the Company had net operating loss carry-forwards of approximately $4,690,300 which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008
Book income	$(1,966,029)	$(602,190)
State tax expense	(320)	(320)
Depreciation	7,044	(23,870)
M & E	3,966	2,590
R&D	(12,884)	(7,410)
Non deductible stock compensation	884,557	-
Other	-	-
Valuation Allowance	1,083,666	631,200

Income tax expense	$-	$-

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

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

7.      DEFERRED TAX BENEFIT (continued)

Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008.

	2009	2008
Deferred tax assets:
NOL carryover	$1,876,125	$799,720
R & D credit	20,788	19,375

Deferred tax liabilites:
Depreciation	(16,827)	(23,870)

Less Valuation Allowance	(1,880,086)	(795,225)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

At the adoption date of June 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of California. With few exceptions, the Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

8.	CONCENTRATIONS OF RISK

Cash in Excess of Federally Insured Amount

The Company currently maintains a cash balance at a single financial institution in excess of the federally insured maximum of $250,000.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date of December 31, 2009.

As of March 29, 2010, the Company received $554,542 cash for common stock subscriptions through a private placement.