Form 10-Q
period 2010-03-31
ORIGINOIL INC
filed 2010-05-17
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:          MARCH 31, 2010

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

The number of shares of registrant’s common stock outstanding, as of May 14, 2010 was 162,744,968.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$223,388	$356,179
Prepaid expenses	24,288	32,867
Other receivables	9,200	-
Total Current Assets	256,876	389,046

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	22,268	22,268
Leasehold improvements	94,914	94,914
	145,610	145,610
Less accumulated depreciation	(80,394)	(68,898)
Net Property & Equipment	65,216	76,712

OTHER ASSETS
Patent	45,636	45,636
Trademark	4,467	4,467
Security deposit	9,650	9,650
Total Other Assets	59,753	59,753

TOTAL ASSETS	$381,845	$525,511

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,065	$1,391
Accrued expenses	53,226	52,985
Credit card payable	311	470
Other payables	12,412	872

TOTAL LIABILITIES	80,014	55,718

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
161,841,878 and 159,321,232 shares issued and outstanding	16,185	15,933
Additional paid in capital	7,757,660	7,160,260
Common stock subscription payable	70,000	161,040
Deficit accumulated during the development stage	(7,542,014)	(6,867,440)

TOTAL SHAREHOLDERS' EQUITY	301,831	469,793

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$381,845	$525,511

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			June 1, 2007
	Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUE	$-	$-	$-

Selling & marketing expense	119,255	109,787	958,827
Administrative expense	337,622	358,293	3,064,617
Research & development	159,798	189,133	1,121,940
Stock compensation expense	46,431	-	2,257,737
Depreciation & amortization expense	11,496	13,943	80,394

TOTAL OPERATING EXPENSES	674,602	671,156	7,581,974

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(674,602)	(671,156)	(7,581,974)

OTHER INCOME/(EXPENSE)
Interest income	4	16	13,673
Dividend income	24	712	26,641
Capital gains	-	-	107
Penalties	-	(86)	(86)
Interest expense	-	-	(375)
		-
TOTAL OTHER INCOME	28	642	39,960

NET LOSS	$(674,574)	$(670,514)	$(7,542,014)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	159,759,605	144,180,050

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2009	159,321,232	$15,933	$7,160,260	$161,040	$(6,867,440)	$469,793

Issuance of common stock subscription payable in March 2010
(732,000 shares issued at $0.22 per share) (Unaudited)	732,000	73	160,967	(161,040)	-	-

Issuance of common stock issued in March 2010
(1,788,646 shares issued at $0.22 per share) (Unaudited)	1,788,646	179	393,304	-	-	393,483

Common stock subscription payable (Unaudited)	-	-	-	70,000	-	70,000

Stock compensation expense (Unaudited)	-	-	46,431	-	-	46,431

Stock issuance cost (Unaudited)	-	-	(3,302)	-	-	(3,302)

Net loss for the three months ended March 31, 2010 (Unaudited)	-	-	-	-	(674,574)	(674,574)

Balance at March 31, 2010 (Unaudited)	161,841,878	$16,185	$7,757,660	$70,000	$(7,542,014)	$301,831

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			June 1, 2007
	Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(674,574)	$(670,514)	$(7,542,014)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	11,496	13,943	80,394
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
Stock compensation expense	46,431	-	2,257,737
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	8,579	(2,728)	(24,288)
Other receivables	(9,200)	-	(9,200)
Other assets	-	-	(9,650)
Increase (Decrease) in:
Accounts payable	12,674	3,688	14,065
Accrued expenses	241	(13,275)	53,226
Credit card payable	(159)	(2,167)	311
Other payable	11,540	(20,435)	12,412
NET CASH USED IN OPERATING ACTIVITIES	(592,972)	(691,488)	(5,161,632)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark expenditures	-	(5,789)	(45,636)
Purchase of fixed assets	-	(4,704)	(145,610)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,493)	(191,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	70,000	-	1,035,240
Proceeds for issuance of common stock, net	390,181	338,300	4,541,026
NET CASH PROVIDED BY FINANCING ACTIVITIES	460,181	338,300	5,576,266

NET INCREASE/(DECREASE) IN CASH	(132,791)	(363,681)	223,388
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	356,179	580,055	-
CASH & CASH EQUIVALENTS, END OF PERIOD	$223,388	$216,374	$223,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$-	$105,705

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2010

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its inception through March 31, 2010. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the three months ended March 31, 2010, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
MARCH 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Certain expenses for the period ended March 31, 2009 were reclassified to conform with the expenses for the period ended March 31, 2010.

3.	CAPITAL STOCK

During the three months ended the Company issued 2,520,646 shares of common stock at a price of $0.22 per share for $554,523 in cash. Also, the Company received $70,000 of common stock subscriptions through a private placement to purchase 318,181 shares of common stock. During the three months ended March 31, 2009, the Company issued no shares of common stock.

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

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

3/31/2010
Risk free interest rate	2.29%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

3/31/2010
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,150,000	$0.31
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	4,150,000	$0.31
Exercisable at the end of period	540,625	$0.31
Weighted average fair value of
options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2010 is $45,431

Warrants

During the three months ended March 31, 2010, the Company issued 20,000 warrants with a fair value of $2,800 determined using the Black Scholes pricing model.

3/31/2010
Risk free interest rate	2.41% - 2.5%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

During the three months ended March 31, 2010, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	March 31, 2010
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	12,000,000	$0.31
Granted	20,000	0.28
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	12,020,000	$0.29

5.	SUBSEQUENT EVENT

As of May 12, 2010, the Company received from investors through a private placement $128,680 for purchase of 584,909 shares of common stock at a price of $0.22 per share.

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

The Company will commercialize its technology through an integrated system of global partners, including:

■	Original Equipment Manufacturers (OEMs)
■	Country and Regional Partners
■	Device and Component Manufacturers
■	Service and Maintenance Providers
■	Customized Application Developers

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

Fair Value of Financial Instruments

Fair value of financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2010, the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses, and approximate the fair value because of their short maturities

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2010, and no pronouncements were adopted during the period.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues

Currently the Company is in its development stage and has no revenues.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing (“S&M”) expenses for the three months ended March 31, 2010 increased by $9,468 to $119,255 compared to $109,787 for the three months ended March 31, 2009. The increase in S&M expenses was due to an increase in marketing and advertising expense for media exposure.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2010 decreased by $(20,671) to $337,622 compared to $358,293 for the three months ended March 31, 2009. The decrease in G&A expenses was primarily due to a decrease in professional fees and rent expense.

Research and Development Cost

Research and development (“R&D”) cost for the three months ended March 31, 2010 decreased by $(29,335) to $159,798 compared to $189,133 for the three months ended March 31, 2009. The decrease in R&D costs was primarily due to a decrease in consulting fees to outside organizations for product development and testing.

Non-Cash Expenses

Non-cash expenses for the three months ended March 31, 2010 were stock compensation cost of $46,431, and  depreciation expense of $11,496, compared to the three months ended March 31, 2009 of stock compensation cost of $0, and depreciation of $13,943.

Net Loss

Our net loss for the three months ended March 31, 2010 increased by $(4,060) to $(674,574) compared to $(670,514) for the three months ended March 31, 2009. The increase in net loss was due to an overall increase in operating expenses of the company.

Liquidity and Capital Resources

As of March 31 2010, we had $176,862 of working capital as compared to $333,328 at December 31, 2009. The decrease of $(156,466) in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $(592,972) for the three months ended March 31, 2010, compared to $(691,488) for the three months ended March 31, 2009. The decrease of $(98,516) in net cash used was due to an increase in overall payables, and a decrease in prepaid expenses. The Company also had an increase in non-cash expense for stock compensation. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities for the three months ended March 31, 2010 was $0 compared to $10,493 for the three months ended March 31, 2009. The decrease of cash used by investing activities was due no expenditures for   small equipment or patent expense.

Net cash flows provided from financing activities for the three months ended March 31, 2010 was $460,181 compared to $338,300 for the three months ended March 31, 2009. The increase of $121,881 in net cash flows provided from financing activities was due to equity financing.

Our financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 31, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Removed and Reserved

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

May 17, 2010