Form 10-Q
period 2010-06-30
ORIGINOIL INC
filed 2010-08-13
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:          JUNE 30, 2010

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

The number of shares of registrant’s common stock outstanding, as of August 12, 2010 was 161,841,878.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.
ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$106,837	$356,179
Prepaid expenses	124,786	32,867
Other receivables	4,400	-
TOTAL CURRENT ASSETS	236,023	389,046

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	23,340	22,268
Leasehold improvements	94,914	94,914
	146,682	145,610
Less accumulated depreciation	(95,883)	(68,898)
NET PROPERTY & EQUIPMENT	50,799	76,712

OTHER ASSETS
Patent	59,833	45,636
Trademark	4,467	4,467
Security deposit	9,650	9,650
TOTAL OTHER ASSETS	73,950	59,753

TOTAL ASSETS	$360,772	$525,511

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,246	$1,391
Accrued expenses	43,229	52,985
Credit card payable	1,135	470
Other payables	12,187	872
TOTAL LIABILITIES	73,797	55,718

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 161,841,878 and 159,321,232 shares issued and outstanding	16,185	15,933
Additional paid in capital	7,928,069	7,160,260
Common stock subscription payable	700,036	161,040
Deficit accumulated during the development stage	(8,357,315)	(6,867,440)
TOTAL SHAREHOLDERS' EQUITY	286,975	469,793

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$360,772	$525,511

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					June 1, 2007
	Three Months Ended		Six Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

REVENUE	$-	$-	$-	$-	$-

General & Administrative expense	613,737	669,956	1,117,045	1,195,951	6,894,917
Research & development	186,085	90,695	345,884	221,912	1,406,484
Depreciation & amortization expense	15,489	13,943	26,984	27,886	95,883

TOTAL OPERATING EXPENSES	815,311	774,594	1,489,913	1,445,749	8,397,284

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(815,311)	(774,594)	(1,489,913)	(1,445,749)	(8,397,284)

OTHER INCOME/(EXPENSE)
Interest income	2	5	6	22	13,675
Dividend income	7	58	32	769	26,648
Capital gains	-	-	-	-	107
Penalties	-	-	-	(86)	(86)
Interest expense	-	-	-	-	(375)
		-		-
TOTAL OTHER INCOME	9	63	38	705	39,969

NET LOSS	$(815,302)	$(774,531)	$(1,489,875)	$(1,445,044)	$(8,357,315)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	161,841,878	147,210,610	160,795,052	145,703,702

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2009	159,321,232	$15,933	$7,160,260	$161,040	$(6,867,440)	$469,793

Issuance of common stock for subscription payable in March 2010 (732,000 shares issued at $0.22 per share) (Unaudited)	732,000	73	160,967	(161,040)	-	-

Issuance of common stock for cash in March 2010 (1,788,646 shares issued at $0.22 per share) (Unaudited)	1,788,646	179	393,304	-	-	393,483

Cash received for common stock subscription payable (Unaudited)	-	-	-	700,036	-	700,036

Stock compensation expense (Unaudited)	-	-	216,840	-	-	216,840

Stock issuance cost (Unaudited)	-	-	(3,302)	-	-	(3,302)

Net loss for the six months ended June 30, 2010 (Unaudited)	-	-	-	-	(1,489,875)	(1,489,875)

Balance at June 30, 2010 (Unaudited)	161,841,878	$16,185	$7,928,069	$700,036	$(8,357,315)	$286,975

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
			June 1, 2007
	Six Months Ended		through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,489,875)	$(1,445,044)	$(8,357,315)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	26,984	27,886	95,883
Contributed capital by investor	-	-	375
Common stock issued for services	-	-	5,000
Stock compensation expense	216,840	-	2,428,146
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(91,919)	9,043	(124,786)
Other receivables	(4,400)	-	(4,400)
Other assets	-	-	(9,650)
Increase (Decrease) in:
Accounts payable	15,855	(14,385)	17,246
Accrued expenses	(9,756)	2,117	43,229
Credit card payable	665	(2,304)	1,135
Other payable	11,316	(17,405)	12,187

NET CASH USED IN OPERATING ACTIVITIES	(1,324,290)	(1,440,092)	(5,892,950)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark expenditures	(14,197)	(5,789)	(59,833)
Purchase of fixed assets	(1,072)	(4,704)	(146,682)

NET CASH USED IN INVESTING ACTIVITIES	(15,269)	(10,493)	(206,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	700,036	1,151,350	1,665,276
Proceeds for issuance of common stock, net	390,181	100,000	4,541,026

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,090,217	1,251,350	6,206,302

NET INCREASE/(DECREASE) IN CASH	(249,342)	(199,235)	106,837
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	356,179	580,055	-
CASH & CASH EQUIVALENTS, END OF PERIOD	$106,837	$380,820	$106,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$-	$-	$105,705

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2010

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its inception through June 30, 2010. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations

The Company has been in its initial stages of formation and for the six months ended June 30, 2010, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain expenses for the period ended June 30, 2009 were reclassified to conform with the expenses for the period ended June 30, 2010.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the six months ended June 30, 2010, the Company issued 2,520,646 shares of common stock at a price of $0.22 per share for $554,523 in cash; received $200,000 of common stock subscription at a price of $0.11 per share to purchase 1,818,181 shares of common stock. Also, the Company received $500,036 of common stock subscriptions at a price of $0.22 per share through a private placement to purchase 2,272,891 shares of common stock, collectively with Class A warrants to purchase one share of common stock exercisable at a price of $0.25 per share within six months or Class B warrants to purchase one share of common stock exercisable at a price of $0.35 per share within three years after the completion of this offering. During the six months ended June 30, 2009, the Company issued 4,521,000 shares of common stock at a price of $0.20 per share for cash of $904,200. Also, the Company received $1,151,350 in common stock subscription to purchase 5,756,750 shares of common stock through a private placement.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2010

4.	STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Fifteen Million (15,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.   The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.23 and $0.32 per share.

6/30/2010
Risk free interest rate	1.98%-2.29%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	6/30/2010
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,150,000	$0.31
Granted	2,850,000	0.23
Exercised	-	-
Expired	(360,000)	-
Outstanding, end of period	6,640,000	$0.30
Exercisable at the end of period	891,874	$0.28
Weighted average fair value of options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2010 is $216,840.

Warrants

During the six months ended June 30, 2010, the Company issued 1,020,000 warrants with a fair value of $122,800 determined using the Black Scholes pricing model.

6/30/2010
Risk free interest rate	2.41% - 2.5%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2010

4.	STOCK OPTIONS AND WARRANTS (Continued)

During the six months ended June 30, 2010, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	June 30, 2010
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	12,000,000	$0.31
Granted	1,020,000	0.24
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	13,020,000	$0.27

5.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to TOPIC 855.

As of 1 June 2010, the Company executed a purchase order with MBD Energy Limited for the sale of equipment in the amount of $108,000. The Company will provide listed products to the Customer on a one year lease-to-own basis, comprising a total of four escalating payments per product to be made quarterly in advance. The Company has received as of August 2010, the first quarterly  payment of $4,500 on account that was due within five (5) business days after notifying the Customer of the availability of one of the products.

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

Currently, industrialized societies are emitting phenomenal quantities of CO2 into the atmosphere and this will take many years to slow significantly. It should be a global policy priority to find the most efficient way to reabsorb that CO2. Aquatic plants like algae are by far the most efficient CO2 absorbers on our planet; they do little else. Algae, then, provides the most rational way to mitigate our problems with CO2 (and other pollutants), thus easing the danger of fossil fuels and providing a ready alternate stream of carbon-neutral fuels and chemicals.  Algae cultivated today absorbs CO2 from the atmosphere or other CO2 emitted sources.  Burning freshly produced algae oil releases only what it absorbed in the first place, resulting in a balanced "carbon neutral" effect. This makes algae oil an environment-friendly oil.

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

1.
On July 28, 2007, to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and T. Riggs Eckelberry, the Company’s founders. The Company is listed as the assignee. We have received an initial determination from the USPTO that this filing is comprised of multiple inventions.

2.
On May 23, 2008, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

3.
On May 30, 2008, to protect the intellectual property rights for “Modular Portable Photobioreactor System”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

4.
On January 6, 2009, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In A Photobioreactor”. The inventor listed on the patent application is Nicholas Eckelberry. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

5.
On April 17, 2009, to protect the intellectual property rights for “Device and Method for Separation, Cell Lysing and Flocculation of Algae From Water”. The inventor listed on the patent application is Nicholas Eckelberry. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

6.
On August 13, 2010, a provisional filing to protect the intellectual property rights for “Algae Growth Lighting and Control System”. The inventors listed on the patent application are Scott Fraser, Vikram Pattarkine, Ralph Anderson and Nicholas Eckelberry. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

7.
On August 13, 2010, a provisional filing to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice”. The inventors listed on the patent application are Paul Reep and Michael Green. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

8.
On September 30, 2009, a provisional filing to protect the intellectual property rights for “Methods and Apparatus for Growing Algae on a Solid Surface”. The inventors listed on the patent application are Scott Fraser and Vikram Pattarkine. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

9.
On April 28, 2010, a provisional filing to protect the intellectual property rights for “Multi-plane Growth Apparatus and Method”. The inventor listed on the patent application is Christopher Beaven. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

10.
On June 18, 2010, a provisional filing to protect the intellectual property rights for “Bio Energy Reactor”. The inventor listed on the patent application is Michael Green. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

Recent Developments

Recently, OriginOil notified MBD Energy Limited (“MBD Energy”) that it is ready to ship a Quantum Fracturing™ System (QFS), designed to maximize algae CO2 absorption with minimal energy, to MBD Energy’s research and development facility at James Cook University in Queensland, Australia. The company’s Single-Step Extraction™ System, designed to efficiently separate algae oil from its biomass, is also scheduled for delivery under a firm Purchase Order of 1 June 2010.  The shipment of these products will generate our first revenue in the third quarter.

In May, 2010, we agreed, as part of a multi-phase commercialization program to supply MBD Energy with its algae-to-oil technology platform in progressively larger installations. The first research phase is to be supplied on a one-year lease-to-own basis, with increasing payments to be made quarterly in advance. (Future phases may be supplied under different payment terms). We have received as of August 2010, the first quarterly payment of $4,500 on account that was due within five business days after notifying MBD Energy of the availability of the QFS product.

Subject to the success of the initial test phase, MBD Energy will purchase significantly larger systems to serve its power station projects in Australia, beginning with a one-hectare pilot plant at Tarong Power Station in South Eastern Queensland, and expanding to full production sites at all three of MBD Energy’s power station projects in Australia.  According to MBD Energy, each of its power station projects has the potential to grow to 80-hectare commercial plants, each capable of producing 11 million liters of oil for plastics and transport fuel, and 25,000 tons of drought-proof animal feed annually.  MBD Energy estimates that the projects will eventually consume more than half of each power station’s flue-gas emissions.

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

Fair Value of Financial Instruments

Fair value of financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2010, the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses, and approximate the fair value because of their short maturities

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2010, and no pronouncements were adopted during the period.

Results of Operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

Revenues

Currently the Company is in its development stage and has no revenues.

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2010 decreased by $(56,219) to $613,737 compared to $669,956 for the three months ended June 30, 2009. G&A expenses for the six months ended June 30, 2010, decreased by $(78,906) to $1,117,045 compared to $1,195,951 for the six months ended June 30, 2009. The overall decrease for the three and six months ended June 30, 2010 was due to the net effect of a decrease in the Company’s overall G&A expenses of $(226,628) and $(295,746) respectively, and an increase in non-cash stock compensation of $170,409 and $216,840 respectively.

Research and Development Cost

Research and development (“R&D”) cost for the three months ended June 30, 2010 increased by $95,390 to $186,085 compared to $90,695 for the three months ended June 30, 2009. R&D cost for the six months ended June 30, 2010 increased by $123,972 to $345,884 compared to $221,912 for the six months ended June 30, 2009. The increase in R&D costs was primarily due to an increase in durable items and salaries for product development and testing.

Net Loss

Our Net Loss for the three months ended June 30, 2010 increased by $(40,771) to $(815,302) compared to $(774,531) for the three months ended June 30, 2009. Net Loss for the six months ended June 30, 2010 increased by (44,831) compared to the six months ended June 30, 2009. The net increase in Net Loss was due primarily to the increase in non-cash stock compensation expense of $170,409 and $216,840, respectively, and a decrease in operating expenses of $(129,638) and $(172,009), respectively.

Liquidity and Capital Resources

As of June 30, 2010, we had $162,226 of working capital as compared to $333,328 at December 31, 2009. The decrease of $(171,102) in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $(1,324,290) for the six months ended June 30, 2010, compared to $(1,440,092) for the six months ended June 30, 2009. The decrease of $(115,802) in net cash used was due to an increase in overall payables, and a increase in prepaid expenses. The Company also had an increase in non-cash expense for stock compensation. The Company is in the development stage and has generated no revenues.

Net cash used in investing activities for the six months ended June 30, 2010 was $(15,269) compared to $(10,493) for the six months ended June 30, 2009. The increase of $4,776 of cash used by investing activities was due to patent expenditures.

Net cash flows provided from financing activities for the six months ended June 30, 2010 was $1,090,217 compared to $1,251,350 for the six months ended June 30, 2009. The decrease of $161,133 in net cash flows provided from financing activities was due to less equity financing.

Our financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report dated March 31, 2010 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 13, 2010