Form 10-Q
period 2010-09-30
ORIGINOIL INC
filed 2010-11-15
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2010

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
Yes ☐    No ☒

The number of shares of registrant’s common stock outstanding, as of November 15, 2010 was 180,410,932.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$127,351	$356,179
Work in progress	54,005	-
Prepaid expenses	263,656	32,867
Other receivables	2,100	-
TOTAL CURRENT ASSETS	447,112	389,046

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	26,304	22,268
Leasehold improvements	94,914	94,914
	149,646	145,610
Less accumulated depreciation	(111,134)	(68,898)
NET PROPERTY & EQUIPMENT	38,512	76,712

OTHER ASSETS
Patent	59,833	45,636
Trademark	4,467	4,467
Security deposit	9,650	9,650
TOTAL OTHER ASSETS	73,950	59,753

TOTAL ASSETS	$559,574	$525,511

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$18,943	$1,391
Accrued expenses	89,130	52,985
Credit card payable	-	470
Other payables	891	872
Deferred income	13,500	-
TOTAL LIABILITIES	122,464	55,718

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
174,050,456 and 159,321,232 shares issued and outstanding	17,406	15,933
Additional paid in capital	9,921,377	7,160,260
Common stock subscription payable	202,400	161,040
Deficit accumulated during the development stage	(9,704,073)	(6,867,440)
TOTAL SHAREHOLDERS' EQUITY	437,110	469,793

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$559,574	$525,511

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		From Inception June 1, 2007 through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE	$-	$-	$-	$-	$-

General & administrative expense	1,139,328	2,489,223	2,255,909	3,685,174	8,034,246
Research & development	192,179	68,641	538,527	290,553	1,598,663
Depreciation & amortization expense	15,251	13,943	42,235	41,829	111,134

TOTAL OPERATING EXPENSES	1,346,758	2,571,807	2,836,671	4,017,556	9,744,043

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(1,346,758)	(2,571,807)	(2,836,671)	(4,017,556)	(9,744,043)

OTHER INCOME/(EXPENSE)
Interest income	-	4	6	26	13,675
Dividend income	1	31	32	800	26,649
Capital gains	-	-	-	-	107
Penalties	-	-	-	(86)	(86)
Interest expense	-	-	-	-	(375)
		-		-
TOTAL OTHER INCOME/(EXPENSE)	1	35	38	740	39,970

NET LOSS	$(1,346,757)	$(2,571,772)	$(2,836,633)	$(4,016,816)	$(9,704,073)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	168,897,080	151,294,355	163,505,549	148,101,105

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at December 31, 2009	159,321,232	$15,933	$7,160,260	$161,040	$(6,867,440)	$469,793

Issuance of common stock subscription payable in March 2010
(732,000 shares issued at $0.22 per share) (Unaudited)	732,000	73	160,967	(161,040)	-	-

Issuance of common stock issued in March 2010 for cash
(1,788,646 shares issued at $0.22 per share) (Unaudited)	1,788,646	179	393,304	-	-	393,483

Cash received for common stock subscription payable (Unaudited)	-	-	-	700,036	-	700,036

Issuance of common stock issued in July 2010 for services
(909,091 shares issued at $0.22 per share) (Unaudited)	909,091	91	199,909	-	-	200,000

Issuance of common stock issued in August 2010 for cash
(2,222,222 shares issued at $0.09 per share) (Unaudited)	2,222,222	222	199,778	-	-	200,000

Issuance of common stock subscription payable issued in August 2010
(1,818,181 shares issued at $0.11 per share) (Unaudited)	1,818,181	182	199,818	(200,000)	-	-

Issuance of common stock subscription payable issued in September 2010
(2,273,119 shares issued at $0.22 per share) (Unaudited)	2,273,119	227	499,859	(500,036)	-	50

Issuance of common stock issued in September 2010 for cash
(211,364 shares issued at $0.22 per share) (Unaudited)	211,364	21	46,479	-	-	46,500

Issuance of common stock issued in September 2010 for services
(1,020,000 shares issued at $0.22 per share) (Unaudited)	1,020,000	102	224,298	-	-	224,400

Issuance of common stock issued in September 2010 for cash
(897,459 shares issued at $0.22 per share) (Unaudited)	897,459	90	197,351	-	-	197,441

Issuance of common stock issued in September 2010 for cash
(2,857,142 shares issued at $0.07 per share) (Unaudited)	2,857,142	286	199,714	-	-	200,000

Cash received for common stock subscription payable (Unaudited)	-	-	-	202,400	-	202,400

Stock compensation expense (Unaudited)	-	-	442,942	-	-	442,942
Stock issuance cost (Unaudited)	-	-	(3,302)	-	-	(3,302)

Net loss for the nine months ended September 30, 2010 (Unaudited)	-	-	-	-	(2,836,633)	(2,836,633)
Balance at September 30, 2010 (Unaudited)	174,050,456	$17,406	$9,921,377	$202,400	$(9,704,073)	$437,110

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			June 1, 2007
	Nine Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,836,633)	$(4,016,816)	$(9,704,073)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	42,235	41,829	111,134
Contributed capital by investor	-	-	375
Common stock issued for services	210,511	-	215,511
Stock compensation expense	442,942	2,029,650	2,654,248
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(16,900)	(2,215)	(49,767)
Other receivables	(2,100)	-	(2,100)
Work in progress	(54,005)	-	(54,005)
Other assets	-	-	(9,650)
Increase (Decrease) in:
Accounts payable	17,553	(17,517)	18,943
Accrued expenses	36,145	(13,881)	89,130
Credit card payable	(470)	(2,016)	-
Other payable	19	(22,828)	891
Deferred income	13,500	-	13,500
NET CASH USED IN OPERATING ACTIVITIES	(2,147,203)	(2,003,794)	(6,715,863)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark expenditures	(14,197)	(27,547)	(59,833)
Purchase of fixed assets	(4,036)	(4,704)	(149,646)
NET CASH USED IN INVESTING ACTIVITIES	(18,233)	(32,251)	(209,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	902,486	1,956,022	1,867,676
Proceeds for issuance of common stock, net	1,034,122	210,028	5,184,967
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,936,608	2,166,050	7,052,693

NET INCREASE/(DECREASE) IN CASH	(228,828)	130,005	127,351
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	356,179	580,055	-
CASH & CASH EQUIVALENTS, END OF PERIOD	$127,351	$710,060	$127,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Taxes paid	$800	$800	$1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
Stock issued for marketing services	$430,511	$-	$536,216

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2010

1.      Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  As discussed in Note 3, the Company has obtained funds from its shareholders since its inception through September 30, 2010. Management believes this funding will continue, and is also actively seeking new investors.  Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the nine months ended September 30, 2010, had no revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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
SEPTEMBER 30, 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassification
Certain expenses for the period ended September 30, 2009 were reclassified to conform with the expenses for the period ended September 30, 2010.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the nine months ended September 30, 2010, and no pronouncements were adopted during the period.

3.	CAPITAL STOCK

During the nine months ended September 30, 2010, the Company issued 5,902,588 shares of common stock at a price of $0.22 per share for $1,298,550 in cash and common stock payable; received $200,000 of common stock subscription at a price of $0.07 per share to purchase 2,857,142 shares of common stock.; issued 909,091 shares of common stock for services at a price of $0.22 per share at a fair value of $200,000; issued 2,222,222 for cash at a price of $0.09 per share for cash in the amount of $200,000; issued 1,818,181 shares of common stock subscription payable at a price of $0.11 per share; issued 1,020,000 shares of common stock for services at a price of $0.22 per share. Also, the Company received $2,400 in cash for exercisable Class A warrants to purchase 20,000 shares of common stock at a price of $0.12 per share.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2010

4.      STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Fifteen Million (15,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.   The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.15 and $0.32 per share.

	9/30/2010	9/30/2009
Risk free interest rate	1.25%-2.29%	2.29%
Stock volatility factor	1%	1%
Weighted average expected option life	5 years	5 yearsr
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2010		9/30/2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	4,150,000	$0.31	3,600,000	0.32
Granted	5,850,000	0.24	-	-
Exercised	-	-	-	-
Expired	(866,250)	0.31	-	-
Outstanding, end of period	9,133,750	$0.26	3,600,000	0.32
Exercisable at the end of period	1,150,814	$0.14	67,500	0.32
Weighted average fair value of
options granted during the period		$0.24		0.32

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2010 and 2009 are $272,942 and $12,150 respectively.

ORIGINOIL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2010

4.      STOCK OPTIONS AND WARRANTS (Continued)

Warrants

During the nine months ended September 30, 2010 and 2009, the Company issued 2,520,000 and 11,150,000 warrants with a fair value of $292,800 and $648,000, respectively, determined using the Black Scholes pricing model.

	9/30/2010	9/30/2009
Risk free interest rate	1.25% - 2.5%	2.43% - 2.5%
Stock volatility factor	1%	1%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

During the nine months ended September 30, 2010 and 2009, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	9/30/2010		9/30/2009
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of period	12,000,000	$0.31	-	$-
Granted	2,520,000	0.23	11,150,000	0.31
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - end of period	14,520,000	$0.30	11,150,000	$0.31

5.   SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to TOPIC 855.

As of November 2010, the Company received cash in the amount of $18,000 from an investor for exercise of Class A warrants to purchase 150,000 shares of common stock exercisable at a price of $0.12 per share. Also, the Company issued 3,333,334 shares of common stock to two private investors at a price of $0.06 per share for cash in the amount of $200,000. As of October 2010, the Company issued 2,877,142 shares of common stock with a subscription payable at a price of $0.07 per share.

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

Organizational History

The Company was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.  Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our telephone number is (323) 939-6645. Our website address is www.originoil.com.   Our website and the information contained on our website are not incorporated into this quarterly report.

Overview of Business

The Company is currently developing a technology to produce a bio-product from algae through a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents.  Algae, unlike other bio-feedstocks such as corn and sugarcane, do not destroy vital farmlands and rainforests, disrupt global food supplies and create new environmental problems.

The Company’s industrial process, with its patent pending devices and methods, attempts to optimize this environment to help algae cells grow at their natural maximum rate – with a goal of doubling the algae population in as little as a few hours. Our process then goes on to control the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil.  Instead of waiting hundreds of millions years for algae to become oil, the Company’s technology and process strives to transform algae into oil in a matter of days.

The Company’s business model is based on licensing this technology to Original Equipment Manufacturers (OEMs) who will build, install and operate algae production systems in varied applications for bio-fuels, bio-chemicals, and animal feed and human nutritional feedstocks.  At this early stage, to prove the devices, the Company must build, sell and support its devices to companies developing such algae production systems. Once it has proved the devices and their underlying technology in a limited number of commercial installations, the Company intends exclusively to integrate and license them to OEMs. The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of building machinery for customers to build refining plants.

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

Operating at the Quantum Level

OriginOil’s first patent-pending technology, Quantum Fracturing, is based on the science of mass transfer and fluid fracturing and addresses some of the challenges of industrializing algae oil production.

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

This process is designed to achieve total and instantaneous distribution of nutrients to the algae culture without fluid disruption or aeration. The pressure differentials between the two zones substantially increase contact and exchange between the micronized nutrients and the algae culture.

The increased contact between culture and nutrients makes for very high absorption of CO2 and nutrients in the growth phase and most importantly, by increasing the CO2 absorption during this phase, the algae cell should produce a much greater volume of hydrocarbons (oil).

Two Stages of Algae Production

Quantum Fracturing technology is applied to enhance the efficiency of algae production with a goal to make it cost-effective and viable.  OriginOil’s patent-pending algae oil production system employs Quantum Fracturing in two major stages of algae production:

Growth Stage:

CO2 and nutrients are fractured into a micro-bubble slurry and injected directly into the algae culture for complete contact and nutrient absorption.

Extraction Stage:

Water and special catalysts are fractured at high ultrasonic intensity, using very little energy, to crack the algae membrane to facilitate extracting its oil content.

The Ultimate Algae Growth Environment

The heart of the OriginOil system is the Helix BioReactor™, an advanced algae growth system that is designed to grow multiple layers of algae biomass around-the-clock with daily harvests.

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

The helix structure also serves as the bioreactor’s nutrient delivery system, through which the Quantum Fractured nutrients, including CO2, is evenly delivered to the entire algae culture, monitored and tuned for optimum growth.  This algae growth environment will allow the algae culture to replicate exponentially with the intent to create a very efficient, low-cost, low-footprint industrial algae production.

Enabling a Distributed Oil Model

To reach the production levels necessary to realistically replace petroleum as an energy source, an algae oil production system must be fully scalable.  The OriginOil System is designed to be both modular and scalable. We have not yet created such an algae oil production system and intend for others, such as OEMs, to build and operate such systems with our embedded technology. While it can function as a stand-alone oil producing system, it is designed to be connected in a stacked or parallel network to produce a large number of barrels per day.

OriginOil’s patent pending system design is intended to facilitate large scale algae production through the horizontal and vertical “stacking” of many Helix BioReactors™ into an integrated network of fully automated, portable, and remotely monitored growth units.

Further, by the use of such modular design, we anticipate that a large number of Helix BioReactors™ or other growth systems can be connected to a small number of extraction units to achieve both economies of scale and full industrialization of algae production.  If we achieve our planned results, systems employing OriginOil technology can be transported and placed anywhere in the world to operate as fully integrated, round-the-clock oil-producing plants.  By enabling our OEMs to create distributed oil production system for producers, we can help decentralize the oil and energy industry, empowering local energy production in villages, townships, communities, states and countries.

Speeding Up the Process Further

Algae growers already know that algae can expand rapidly if space is available. Once fully matured — and the space is filled — the culture will then stabilize and grow very little. If the space was expanded by a factor of ten, for example, then the algae population would explode to occupy this new volume. This rapid expansion is called the 'log phase,' or 'logarithmic phase,' of growth where cells divide exponentially. Typically, growers incubate an algae population in a smaller vessel and then release it into a larger tank for production, one batch at a time.

OriginOil's Helix BioReactor™ growth vessel is designed to add the time-saving efficiency of combining the incubation vessel and larger tanks into one system. Once the algae matures in the Helix BioReactor™, a portion of the culture is transferred out for extraction, and the remaining 'green' water is purified and returned to the growth tank. It is then allowed to re-expand into the Helix BioReactor™, creating a new batch, and the process is repeated.

With this system, we believe that there is no need to re-incubate each batch: the remaining algae culture is already mature and is ready to re-enter the log phase after each harvest and replenishment of growth environment.  We expect that our Cascading Production™ design will make it possible continuous daily harvesting of algae without incubation, thereby enabling a vital property of industrialized algae oil production.

A Modular Oil Producing System

A system using embedded OriginOil technologies is designed to be modular. It can function as a standalone oil producing system, or can be connected in a parallel network to produce a large number of barrels per day output. Such systems can be placed anywhere to operate as round-the-clock oil-producing plants.

The Company plans to commercialize its technology through an integrated system of Original Equipment Manufacturers (OEMs), including:

●	Engineering Companies
●	Country and Regional Partners
●	Device and Component Manufacturers
●	Service and Maintenance Providers
●	Customized Application Developers

Petroleum Alternatives Are Our Future

Driven by rising oil prices, the Kyoto protocol and global warming concerns, countries worldwide are quickly embracing petroleum alternatives such as ethanol and biodiesel and now “drop-in fuels” that are identical to petroleum-based fuels, which can curb their dependence on imported oil with minimal infrastructure change. The market for a new oil is proven and expanding rapidly.

OriginOil’s breakthrough technology, based on industrializing algae production, is targeted at fundamentally changing the world’s source of oil without disrupting the environment or food resources. An endless supply of this new oil can be used in many of products like diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

Benefits of Algae Oil Production

We believe that algae oil production has benefits listed below.

Cleaner to Produce and Burn

Petroleum contains sulfur and other toxins. It is a heavy pollutant. Drilling operations are highly noxious; crude spills on sea and land are natural catastrophes; and refineries produce heavy pollutants. By contrast, the algae production process generates no toxins — it’s a lot like growing grass in water without soil.

Can Be Produced Close to Point of Demand

Petroleum often travels tens of thousands of miles to reach its destination. This adds cost and gives suppliers a stranglehold on consumers. Using OriginOil technology-based systems, fuel can now be produced close to the site of usage and demand — virtually eliminating the transport cost of petroleum. In the future, portable OriginOil-based systems may be transported to the point of demand and quickly start producing oil for electricity generation or fuel.

Does Not Compete with Food

The ethanol boom, using corn, is already having an effect on food prices. Fast-rising prices of corn have impacted global food supplies and the commodities markets. Using algae as a feedstock avoids creating shortages in food supplies or markets.

Works with Existing Refineries

Unlike other solutions which bypass the existing refining infrastructure, OriginOil’s technology is designed to enable the production of fully compatible fuels, known as “drop-in” biofuels. The petroleum industry has already announced plans to support the refining of biofuels. Of these, we believe algae oil is most like petroleum in structure as it can be readily “cracked” into the lighter components of crude oil such as jet fuel, diesel, gasoline, solvents and plastics.

Works With Existing Gas Stations and Vehicles

Most solutions to the energy problem require massive new infrastructure: hybrids require new cars with complex batteries; hydrogen cars need a new fuel network; and electric cars need their own recharging stations.  By contrast, fuel refined from OriginOil-based systems should be able to be seamlessly integrated into the current petroleum distribution system.

Intellectual Property

Since our business is based on licensing of our technology and not manufacturing products or algae itself, it is critical to the Company that it achieves one or more patents. We have filed the following patent applications with the U.S. Patent and Trademark Office:

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

10.
On June 18, 2010, a provisional filing to protect the intellectual property rights for “Bio Energy Reactor”. The inventors listed on the patent application is Michael Green. The Company is listed as the assignee. We are still awaiting examination from the USPTO, with respect to this patent application.

Recent Developments

Recently, OriginOil notified MBD Energy Limited (“MBD Energy”) that it is ready to ship a Quantum Fracturing™ System (QFS), designed to maximize algae CO2 absorption with minimal energy, to MBD Energy’s research and development facility at James Cook University in Queensland, Australia. The company’s Single-Step Extraction™ System, designed to efficiently separate algae oil from its biomass, is also scheduled for delivery under a firm Purchase Order of June 1, 2010.  We are working with MBD Energy to validate our technology as the Company must build, sell and support its devices to companies developing such algae production systems. The shipment of these products will recognize our first revenue in the fourth quarter.

In May, 2010, we agreed, as part of a multi-phase commercialization program to supply MBD Energy with its algae-to-oil technology platform in progressively larger installations. The first research phase, totaling $108,000, is to be supplied on a one-year lease-to-own basis, with increasing payments to be made quarterly in advance. MBD Energy is obligated to pay a minimum of six months’ lease payments. (Future phases may be supplied under different payment terms).

•	We have received as of August 2010, the first quarterly payment of $4,500 on account that was due within five business days after notifying MBD Energy of the availability of the QFS product.

•	We have received as of September 2010, the first quarterly payment of $9,000 on account that was due within five business days after notifying MBD Energy of the availability of the SSE product.

Subject to the success of the initial research or test phase, MBD Energy will purchase significantly larger systems to serve its power station projects in Australia, beginning with a one-hectare pilot or “display” plant at Tarong Power Station in South Eastern Queensland, and expanding to full production sites at all three of MBD Energy’s power station projects in Australia.  According to MBD Energy, each of its power station projects has the potential to grow to 80-hectare commercial plants, each capable of producing 11 million liters of oil for plastics and transport fuel, and 25,000 tons of drought-proof animal feed annually.  MBD Energy estimates that the projects will eventually consume more than half of each power station’s flue-gas emissions.

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

Fair Value of Financial Instruments

Fair value of financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2010, the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses, and approximate the fair value because of their short maturities

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2010, and no pronouncements were adopted during the period.

PLAN OF OPERATION AND FINANCING NEEDS

Results of Operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(1,349,895) to $1,139,328 for the three months ended September 30, 2010, compared to $2,489,223 for the prior period September 30, 2009. G&A expenses decreased $(1,429,265) to $2,255,909 for the nine months ended September 30, 2010, compared to $3,685,174 for the prior period September 30, 2009. The G&A decrease in expenses was due primarily to an decrease in accounting for non-cash stock compensation expense.

Research and Development Cost

Research and development (“R&D”) cost increased by $123,538 to $192,179 for the three months ended September 30, 2010, compared to $68,641for the prior period September 30, 2009. R&D cost increased by $247,974 to $538,527 for the nine months ended September 30, 2010, as compared to $290,553 for the prior period September 30, 2009. R&D costs consist primarily of salaries and supplies for testing and research of product development.

Net Loss

Our net loss decreased by $(1,225,015) to $(1,346,757) for the three months ended September 30, 2010, compared to $(2,571,772) for the prior period September 30, 2009. Net loss decreased by $(1,180,183) to $(2,836,633) for the nine months ended September 30, 2010, compared to $(4,016,816) for the prior period. The majority of the increase is due to accounting for non-cash stock compensation expense.

Liquidity and Capital Resources

As of September 30, 2010, we had $324,648 of working capital as compared to $333,328 for the year ended December 31, 2009. This decrease in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $(2,147,203) for the nine months ended September 30, 2010, compared to $(2,003,794) for the prior period September 30, 2009. Currently operating costs exceed revenue because sales are not yet significant, since we are in our development stage.

Net cash used in investing activities was $(18,233) for the nine months ended September 30, 2010, compared to $(32,251) for the prior period September 30, 2009. The decrease of cash used by investing activities was due primarily to fewer expenditures for patents and trademarks.

Net cash flows provided from financing activities was $1,936,608 for the nine months ended September 30, 2010, as compared to $2,166,050 for the prior period September 30, 2009. There was an decrease in cash provided from financing activities due to less equity financing.

During the nine months ended September 30, 2010, we issued 5,902,588 shares of common stock at a price of $0.22 per share for $1,298,550 in cash and common stock payable; received $200,000 of common stock subscription at a price of $0.07 per share to purchase 2,857,142 shares of common stock.; issued 909,091 shares of common stock for services at a price of $0.22 per share at a fair value of $200,000; issued 2,222,222 for cash at a price of $0.09 per share for cash in the amount of $200,000; issued 1,818,181 shares of common stock subscription payable at a price of $0.11 per share; issued 1,020,000 shares of common stock for services at a price of $0.22 per share. Also, we received $2,400 in cash for exercisable Class A warrants to purchase 20,000 shares of common stock at a price of $0.12 per share.

We believe, if we continue on our current research and development schedule as we develop the next phases of our technology, we will only be able to continue until the end of 2010.   To continue our research and development schedule, we will have to continue to sell equity securities or find an alternate funding source.  The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. If we are unable to obtain additional financing, we may be forced to curtail our operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintained disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer), to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 1A.Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, we issued 5,902,588 shares of common stock at a price of $0.22 per share for $1,298,550 in cash and common stock payable; received $200,000 of common stock subscription at a price of $0.07 per share to purchase 2,857,142 shares of common stock.; issued 909,091 shares of common stock for services at a price of $0.22 per share at a fair value of $200,000; issued 2,222,222 for cash at a price of $0.09 per share for cash in the amount of $200,000; issued 1,818,181 shares of common stock subscription payable at a price of $0.11 per share; issued 1,020,000 shares of common stock for services at a price of $0.22 per share. Also, we received $2,400 in cash for exercisable Class A warrants to purchase 20,000 shares of common stock at a price of $0.12 per share.

The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  The proceeds from these sales of unregistered securities were used to pay general and administrative expenses and research and development costs.

Item 3.   Defaults Upon Senior Securities. Not applicable.

Item 4.  Removed and Reserved

Item 5.   Other Information.  Not applicable.

Item 6.    Exhibits.

Exhibit No.	Title of Document	Location
3.1	Articles of Incorporation	(1)
3.3	By-laws	(2)
10.4	OriginOil, Inc. 2009 Incentive Stock Plan	Attached
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.	Attached
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

November 15, 2010