Form 10-K/A
period 2009-12-31
ORIGINOIL INC
filed 2011-02-17
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This Amendment No. 2 (“Amendment”) on Form 10-K/A amends the Annual Report of OriginOil, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.  This Amendment is being filed primarily to update Item 9A (Controls and Procedures).

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Based on an initial assessment, our principal executive officer and principal financial officer believed that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2009 were effective based on the evaluation.  Subsequent to the filing of our Annual Report on Form 10-K, we became aware that we inadvertently failed to include our principal executive officer’s and principal financial officer’s conclusion regarding the effectiveness of our disclosure controls and procedures with the Annual Report on Form 10-K.  Solely as a result of this omission, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2009 were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s annual report on internal control over financial reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on February 17, 2011.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: February 17, 2011	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director

Date: February 17, 2011	By:	/s/ Adam Meislik
Adam Meislik
Director

Date: February 17, 2011	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Director