Form 10-K
period 2010-12-31
ORIGINOIL INC
filed 2011-03-30
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,642,208 based upon the closing sales price of the registrant’s common stock on June 30, 2010 of $0.239 per share. At March 24, 2011, 200,611,432 shares of the registrant’s common stock were outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Organizational History

The Company was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.  Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our telephone number is (323) 939-6645. Our website address is www.originoil.com.   Our website and the information contained on our website are not incorporated into this Form 10-K.

Overview of Business

The Company is currently developing technologies to help companies produce algae using a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents, in addition to feed, nutritionals and fertilizer. Algae, unlike other bio-fuel feedstock such as corn and sugarcane, do not destroy vital farmlands and rainforests, disrupt global food supplies or create new environmental problems.

The Company has developed a number of processes in the areas of algae growth and extraction. Based on its initial commercial success in the area of extraction, it is primarily focused on the oil extraction.

The Company’s process is designed to control the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil. At this early stage, to prove the devices, the Company must build, sell and support its devices to companies developing such algae production systems. On March 28, 2011, the Company stated its intention to provide other technologies and integration services to its early stage customers.

The Company’s business model is based on licensing this technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies. The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of developing sales distribution networks or engaging in volume manufacturing.

We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities. We began our planned principal operations in December 2010 and have exited the development stage.

Algae Oil Industry Overview and OriginOil’s System

Algae can take many forms, such as seaweed (macro-algae) and kelp. But for oil, we use micro-algae as found in outdoor ponds. Micro-algae is actually a highly efficient biological factory capable of consuming carbon dioxide (CO2), and converting it into a high-density natural oil through photosynthesis. Much of the world's petroleum is actually made up of algae that decomposed over hundreds of millions of years. But by drilling for, extracting, and burning that oil now, we are releasing the CO2 that was absorbed long ago. This "carbon positive" effect is what causes global warming and the acidification of lakes, rivers and oceans.

Algae cultivated today absorbs CO2 from the atmosphere or other CO2 emitted sources.  Burning freshly produced algae oil releases only what it absorbed in the first place, resulting in a balanced "carbon neutral" effect and beneficially displacing the equivalent energy value of fossil fuel. This makes algae oil an environment-friendly oil.

Oil Generation from Algae

Algae reproduce by cellular division. They divide and grow until they fill the space available to them and have consumed all nutrients in it.

In the right environment, fresh algae cells grow and divide exponentially, doubling every few hours, while absorbing all available nutrients, CO2 and light energy.  This is not unique to OriginOil’s technology and process.  Algae are fast growing and each oil-producing algae cell can mature in just hours.  Algae are oil-rich and contain as much as 60% of its dry weight in oil.

Algae typically protect their oil behind a tough cell wall and the challenge is to harvest the oil.  Our process then goes on to control the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil. With our technology and other technologies, oil can be extracted in a matter of days from algae cells. With our technology, we believe we can extract a higher volume of oil.

Instead of waiting hundreds of millions years for algae to become oil, OriginOil's breakthrough technology and process can help transform algae into oil in a matter of days. At this early stage, to prove the devices, the Company must build, sell and support its devices to companies developing such algae production systems; and prospectively integrate other vendor technologies to assure an end-to-end solution.

Making the Process Viable

To make the entire algae-to-oil process viable, OriginOil devised a method for energy efficient algae dewatering and oil extraction which does not use hazardous chemical solvents.

The process of dewatering first, and then breaking down algae cells to release oil, known as lysing, has long represented a challenge — and a final hurdle — for the algae-to-oil industry. Algae cell walls are difficult to break down. Mechanical methods are energy-intensive and often ineffective. Commonly used chemical solvents such as benzene, ether or hexane are toxic and require special handling. Such practices increase operating costs and make it harder to site algae production systems.

In OriginOil's extraction unit, the flowing algae biomass is first dewatered and then separated, using low-wattage, frequency-tuned electromagnetic pulses and other non-chemical methods.

Overcoming this final hurdle for the algae industry will enable low-energy, environmentally-safe and viable, industrialized algae oil production.

Distribution Plan

OriginOil is currently proving and scaling up its technology by working with pilot, or strategic, customers.

Ultimately, the Company will distribute its technology through distribution and licensing deals with distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies.

OriginOil’s blend of Strategic Partnerships in the short to medium term, and Distribution/Licensing in the long term, offers a host of potential advantages, including:

•	Limited Capital Requirements
•	Clean balance sheet and minimal leverage requirements
•	No capital cost for manufacturing, no time wasted on building distribution
•	Collaborate with major players instead of competing with them
•	Diversified revenue streams (large customer sales now, blending into licensing annuities)

Petroleum Alternatives Are Our Future

Driven by rising oil prices, Kyoto protocol and global warming concerns, countries worldwide are increasingly embracing petroleum alternatives such as ethanol, biodiesel and renewable gasoline, diesel and jet fuel, which can curb their dependence on imported oil with minimal infrastructure change. The market for a new oil is proven and expanding rapidly.

OriginOil’s technology, based on algae, is targeted at fundamentally changing the world’s source of oil without disrupting the environment or food resources. An endless supply of this new oil can be used in many of products like diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

Only by industrializing the manufacture of new oil can the current and future demands of global industrialization be met.

Benefits of Algae Oil Production

Cleaner to Produce and Burn

Petroleum contains sulfur and other toxins. It is a heavy pollutant. Drilling operations are highly noxious; crude spills on sea and land are natural catastrophes; and refineries produce heavy pollutants. By contrast, the algae production process generates no toxins — it’s a lot like growing grass hydroponically, in water without soil. Oil created using OriginOil technology generates no heavy metals or sulfur when burned, and a reduced output of greenhouse gases.

Can Be Produced Close to Point of Demand

Petroleum often travels tens of thousands of miles to reach its destination. This adds cost and gives suppliers a stranglehold on consumers. Using OriginOil technology, fuel can now be produced close to the site of usage and demand — virtually eliminating the transport cost of petroleum. In the future, portable systems based in part on OriginOil technology may be transported to the point of demand and quickly start producing oil for electricity generation or fuel.

Does Not Compete with Food

The ethanol mandate is already having a disastrous effect on food prices. Fast-rising prices of corn have caused havoc in global food supplies and the commodities markets. Using algae as a feedstock, including to replace corn in ethanol production, avoids creating shortages in food supplies or markets.

Works with Existing Refineries

Unlike other solutions which bypass the existing refining infrastructure, OriginOil’s technology enables the production of fully compatible fuels. The petroleum industry has already announced plans to support the refining of biofuels. Of these, algae oil, or bio-crude created from the whole algae mass is most like petroleum in structure as it can be readily “cracked” into the lighter components of crude oil such as jet fuel, diesel, gasoline, solvents and plastics.

Works With Existing Gas Stations and Vehicles

Most solutions to the energy problem require massive new infrastructure: hybrids require new cars with toxic batteries; hydrogen cars need a new fuel network; and electric cars need their own recharging stations.  By contrast, fuel refined from systems using OriginOil technology can be seamlessly integrated into the current petroleum distribution system.

A Complete Solution to Produce a New Oil

Companies implementing algae oil production systems will need to know that they can generate product consistently at a competitive price. OriginOil’s complete industrial processes will help ensure that these companies can confidently plan and invest in algae as a fuel and valuable set of by-products. Our industrial processes, however, have not yet been externally validated or peer reviewed. At this stage, to prove the devices, we must build, sell and support our devices to companies developing algae production systems.

Competitors

Our achievement of business success will be based on the validity of our technology which can only be determined after we have a complete and validated industrial process. At that time, we can begin to assess competitive issues, including our position in the industry and methods of competition.

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

With respect to harvesting and oil extraction technology, we are aware that Algae Ventures, Cavitation Technologies, Diversified Technologies, Evodus, New Oil Resources, Open Algae, LLC, Phycal, SRS Energy and Unitel Technologies, Inc. are developing competing technology.

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

Suppliers and Customers

The Company’s business model is based on licensing this technology to customers such as fuel refiners, chemical and oil companies.   The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of building machinery for customers to build refining plants.  The direct and indirect costs associated with its process for producing oil from algae and other biofuels, therefore, is not relevant to the Company’s business.

Currently, our only customer is MBD Energy.  The Company is working with MBD Energy to validate its technology as the Company must build, sell and support its devices to companies developing such algae production systems.

Government and Environmental Regulation

We are not aware of any existing or probable government regulations that would negatively impact on our operations.  As a licensor we are not subject to government regulations of algae production. However, our customers are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with government regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

We are part of a new and emerging biofuels industry that may subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of our technology.

The Company’s long-term business model is based on licensing its technology to Original Equipment Manufacturers (OEMs) who will build, install and operate algae production systems in varied applications for bio-fuels, bio-chemicals, and animal feed and human nutritional feedstocks.  The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of developing sales distribution networks or engaging in volume manufacturing. As a result, the Company will not be required to obtain government approval for the production, distribution, and/or use of its technology.

Intellectual Property

 Since our business is based on licensing of our technology and not manufacturing oil, it is critical to the Company that it achieves one or more patents. We have filed the following patent applications with the U.S. Patent and Trademark Office:

1.
On July 28, 2007, to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and T. Riggs Eckelberry, the Company’s founders. The Company is listed as the assignee. We have received initial correspondence from the USPTO, with respect to this patent application.

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

9.
On June 18, 2010, a provisional filing to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application is Michael Green. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

10.
On October 17, 2010, a provisional filing to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting of Algae Cells”. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser and Brian Goodall. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

11.
On October 20, 2010, a provisional filing to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting of Algae Cells”. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser and Brian Goodall. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

12.
On March 18, 2011, a provisional filing to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium”. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry and Jose Sanchez. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

The Company abandoned the pursuit of two provisional patent filings filed in 2008 relating to “In-Line Lysing And Extraction System For Microorganisms” and “Renewable Carbon Sequestering Method Of Producing Pollution Free Electricity”.  Neither patent is required for the Company’s business or products and the Company is focusing its efforts on the patent applications listed above.

Employees

As of March 24, 2010, we have nine full-time employees. The Company has not experienced any work stoppages and the Company considers relations with its employees to be good.  On 1 September 2009, CTO Dr. Vikram Pattarkine requested a transition from full-time to part-time employment and accepted a new title as Chief Scientist. On March 1, 2010, he transitioned from part-time employment to consultancy status with a new title of Consulting Scientist. These changes were occasioned by Dr. Pattarkine’s difficulty in relocating to the company headquarters in Los Angeles. Dr. Brian Goodall succeeded Dr. Pattarkine as CTO on 28 June 2010 and resigned effective 15 March 2011, in part to be located closer to family. On 15 March 2011, Paul Reep joined the company as Senior Vice President for Technology, taking over Dr. Goodall’s functions.

ITEM 1A. RISK FACTORS

RISKS RELATED TO ORIGINOIL’S BUSINESS AND FINANCIAL CONDITION

HAS A LIMITED OPERATING HISTORY.

Our Company was formed in June 2007 and is currently developing a new technology that has not yet gained market acceptance. As such, it has a limited operating history upon which you can base an evaluation of its business and prospects. Since we have not been profitable, there are substantial risks, uncertainties, expenses and difficulties that OriginOil is subject to. To address these risks and uncertainties, OriginOil must do the following:

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

ORIGINOIL WILL NEED TO INCREASE THE SIZE OF ITS ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

OriginOil is a small company with a minimal number of employees. With the start of our planned principle activities, we expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES WHICH WOULD RESULT IN CONTINUED LOSSES AND MAY REQUIRE US TO CURTAIL OR CEASE OPERATIONS.

We are currently commercializing our technology. We are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the research and development process to continue. We cannot assure that our engineering resources will be able to develop the product fast enough to meet market requirements. We can also not assure that our product will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail or cease operations.

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

A LACK OF GOVERNMENT SUBSIDIES FOR THE BIOFUELS INDUSTRY MAY HINDER THE USEFULNESS OF OUR COMPANY’S TECHNOLOGY.

The Company’s business model is based on licensing its technology to OEMs who will build, install and operate algae production systems in varied applications for bio-fuels, bio-chemicals, and animal feed and human nutritional feedstocks.  The Company is not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of building machinery for customers to build refining plants.  As a result, the Company’s business is not currently subject to government regulation for the production, distribution, and/or use of its technology.

The Company, however, is part of a new and emerging biofuels industry that may be subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of the Company’s technology. There is no assurance that the biofuels industry, or any industry the Company markets to, will have the need or the financial ability to use the Company’s technology. If government regulations on the electrical industry or fossil fuel industry were enacted, it may affect the outlook for oil from algae.

WE DO NOT MAINTAIN THEFT OR CASUALTY INSURANCE, LIABILITY OR PROPERTY INSURANCE COVERAGE AND THEREFORE WE COULD INCUR LOSSES AS A RESULT OF AN UNINSURED LOSS.

We do not maintain theft, casualty insurance, liability or property insurance coverage. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including T. Riggs Eckelberry, who has been critical to the development of our technology and business. The loss of the services of Mr. Eckelberry could have a material adverse effect on our operations. We do not have an employment agreement with Mr. Eckelberry. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition to a company with profitable company commercialized products and services. If we were to lose Mr. Eckelberry, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

RISKS RELATED TO ORIGINOIL’S COMMON STOCK AND ITS MARKET VALUE

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR STOCK.

Our shares are not traded on a national securities exchange and there can be no assurance that an active market for our Common Stock will continue to develop. If an active public market for our Common Stock does not continue to develop, shareholders may not be able to re-sell the shares of our Common Stock that they own and affect the value of the Shares.

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

OUR STOCK IS SUBJECT TO THE PENNY STOCK RULES, WHICH IMPOSE SIGNIFICANT RESTRICTIONS ON BROKER-DEALERS AND MAY AFFECT THE RESALE OF OUR STOCK.

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

At March 24, 2011, 200,611,432 shares of Common Stock were issued and outstanding. We are authorized to issue 500,000,000 shares of Common Stock These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common Stock.

WE MAY NEED ADDITIONAL CAPITAL THAT COULD DILUTE THE OWNERSHIP INTEREST OF INVESTORS.

The Company has estimated its current average burn, and has assets to ensure that it can function without liquidation over the next twelve months, due to its cash on hand, growing revenue, and the Company’s ability to raise money from their investor base, as evidenced by its most recent round ending January 20, 2011. Also, the Company has purchase orders totaling $263,000 from a customer, in addition to estimated potential revenue of $1 million that could be attained in the current year 2011. The Company believes it has the ability to continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

We will, however, require substantial working capital to fund further research and development projects. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our Common Stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional Common Stock by our management may have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

Our principal offices are located at 5645 West Adams Blvd., Los Angeles California 90016.  We rent space on a renewable two-year sublease with a monthly rent of $9,734.  Our headquarters has office, construction and laboratory space which makes it adequate for the Company to conduct its ongoing business operations.

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

ITEM 4. [Reserved].

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “OOIL”.  A summary of our Common Stock’s market price by fiscal quarter from January 1, 2009 through December 31, 2010 is as follows:

Year	Fiscal Quarter Period	High	Low
2009	January 1, 2009 to March 31, 2009	0.45	0. 32
	April 1, 2009 to June 30, 2009	0.48	0. 27
	July 1, 2009 to September 30, 2009	0.40	0. 22
	October 1, 2009 to December 31, 2009	0.39	0. 25

2010	January 1, 2010 to March 31, 2010	0.35	0. 25
	April 1, 2010 to June 30, 2010	0.34	0. 20
	July 1, 2010 to September 30, 2010	0.25	0. 14
	October 1, 2010 to December 31, 2010	0.22	0. 11

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

At March 24, 2011, there were 200,611,432 shares of common stock outstanding and approximately 300 stockholders of record.

Transfer Agent and Registrar

Our transfer agent is Computer share, 350 Indiana Street, Suite 800, Golden, CO 80401; telephone (303) 262-0600.

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

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009:

Revenues and Cost of Sales

The Company for the years ended December 31, 2010 and 2009,generated revenues of $45,500 and $0. There were no associated costs of goods sold in any of the years represented. The Company to date has had minimal revenues due to focusing on product development and testing.  Revenues earned were part of a May 2010 agreement to supply MBD Energy with its algae-to-oil technology platform. The first phase, totaling $108,000, is being supplied on a one-year lease-to-own basis, with payments being made quarterly.  In January, 2011, MBD Energy, issued a purchase order for $150,000 to purchase a single step oil extraction and additional piece of equipment.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $(254,404) to $3,814,538 for the year ended December 31, 2010, compared to $4,068,942 for the prior year ended December 31, 2009. The decrease was primarily due to a decrease of $934,391 in stock warrant compensation expense partially offset by an aggregate increase of $689,663 in salaries, public relations and marketing expense.

Research and Development Cost

Research and development (“R&D”) cost decreased by $(128,052) to $662,347 for the year ended December 31, 2010, compared to $790,399 for the prior year ended December 31, 2009. R&D costs consist primarily of salaries, outside consultants, and supplies for research of product development and testing.

Net Loss

Our net loss decreased by $(434,471) to $(4,480,600) for the year ended December 31, 2010, compared to $(4,915,071) for the prior year ended December 31, 2009. The majority of the decrease is due to the non-cash stock compensation expense and research and development. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

As of December 31, 2010, we had $227,747 of working capital as compared to $333,328 for the year ended December 31, 2009. This decrease in working capital was due primarily to ongoing costs of developing the company and preparing its technologies for market.

Net cash used in operating activities was $(2,728,430) for the year ended December 31, 2010, compared to $(2,678,694) for the prior year ended December 31, 2009. The increase in net cash used in operating activities was primarily due to an increase in accounts payable, other payables, other receivables, and a decrease in prepaid expense.

Net cash used in investing activities was $(43,233) for the year ended December 31, 2010, compared to $(24,511) for the prior year ended December 31, 2009. The increase of cash used by investing activities was due primarily to an increase in expenditures for patents and small tangible assets.

Net cash flows provided from financing activities was $2,653,908 for the year ended December 31, 2010, as compared to $2,479,329 for the prior year ended December 31, 2009. The increase in cash provided from financing activities was due primarily to proceeds received from the issuance of common stock.

Prepaid expenses increased due to an agreement with a consultant that will expire in 2011, property and equipment, net, decreased as a result of annual depreciation, patents increased due to legal fees associated with patent filings, and accounts payable increased as a result of additional operations in 2010 compared to 2009.

During the year ended December 31, 2010, we issued through a private placement 23,169,359 shares of common stock and subscription payable for $2,658,710 in cash; issued 929,091 shares of common stock for services at a fair value of $221,400; 1,000,000 shares of common stock for prepaid marketing at fair value of $220,000. Also, the Company received $20,400 in cash for exercisable Class A warrants to purchase 190,000 shares of common stock; During the year ended December 31, 2009, we issued through a private placement 15,141,182 shares of common stock and subscription payables for $2,482,343.

The Company has estimated its current average burn, and has assets to ensure that it can function without liquidation over the next twelve months, due to its cash on hand, growing revenue, and the Company’s ability to raise money from their investor base, as evidenced by its most recent round ending January 20, 2011. Also, the Company has purchase orders totaling $263,000 from a customer, in addition to estimated potential revenue of $1 million that could be attained in the current year 2011. The Company believes it has the ability to continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Revenue Recognition

The Company will recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date, the Company has had insignificant revenues.

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

Fair Value of Financial Instruments

Fair value of financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Based on an assessment, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2010 were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

The following table sets forth certain information with respect to our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	59	Chief Executive Officer and Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Ivan Ivankovich	43	Director

Paul Reep	62	Director

T. Riggs Eckelberry - Chief Executive Officer and President

T. Riggs Eckelberry, co-inventor of the Company’s technology, brings his veteran technology management skills to the alternative energy sector. In 2007, he developed and launched OriginOil. As President and COO of CyberDefender Corporation from 2005 to 2006, he was instrumental in building the company and its innovative product line, helping to achieve initial funding and a public company filing at the end of 2006. Previously, as founder and President of TechTransform, a technology consulting firm, he specialized in high tech launches and turnarounds, helping to turn around YellowPages.com in 2004, resulting in its sale for $100 million to SBC/BellSouth, and in 2003 helping to make Panda Software a key player in the US market as the General Manager of its US unit. During the high tech boom of the 1990s, he was responsible for the global brand success of the software product, CleanSweep; as Chief Operating Officer of MicroHouse Technologies, he drove record sales and a modernization of the company’s technology, helping to achieve a successful sale of the company to Earthweb; and as VP Marketing of venture-backed TriVida, he was a key member of the team that commercialized the company’s technology and achieved the sale of this technology company to BeFree, Inc. (now part of ValueClick: VCLK).  As one of the founders of the Company and a recognized expert in the algae oil area, Mr. Eckelberry’s experience and qualifications are essential to the Board of Directors.

Ivan Ivankovich - Director

Ivan Ivankovich has over 20 years of financial and operational expertise. Since 2006 to present, he has served as consultant and advisor to several technology companies. From 2005 to 2006, he served as the managing director of VisionPoint Capital, a boutique investment bank, advising clients in the middle market. From 2003 to 2005, he served as the Chief Financial Officer of YellowPages.com, an on-line directory of national and local merchants. Prior to YellowPages.com, from 2001 to 2003, he served as Vice President of Portfolio Operations at Platinum Equity, a global acquisition firm where he managed and operated certain of its portfolio companies. Over the years, he also served as a senior financial executive for venture-backed companies such as, HealthAllies and TriVida Corporation, which was acquired by Befree Inc. (now part of ValueClick: VCLK). He started his career with Ernst & Young in their audit practice in Los Angeles. A Certified Public Accountant and a member of the California Society of CPAs, he earned his B.A. in Business Economics with an emphasis in accounting from the University of California, Santa Barbara.  Mr. Ivankovich’s financial experience is invaluable to the Company and necessary to the function of the Board of Directors at this point in its development.

Paul Reep - Director

With more than 25 years of senior management experience in technology and engineering, Mr. Reep has a proven ability for facilitating government and private sector partnerships, including a major multi-agency technology transfer initiative with the Departments of Commerce, Energy, Interior, Agriculture, and the Environmental Protection Agency. The result of this work is still ongoing at the Department of Energy, where bio-energy is a key mission area.  Mr. Reep joins the Company from the USC Stevens Institute for Innovation where he served as Manager of Technology Advancement and Licensing from 2009 to 2011.  Prior to his work at the USC Stevens Institute for Innovation, Mr. Reep was President and Chief Technology Officer of Manakoa Services from 2007 to 2009.  Mr. Reep also served as the Chief Technology Officer of Applied DNA Sciences from 2004 to 2007.  Paul’s experience with developing technology companies contributes to the Board of Directors during this stage in the Company’s growth.

Committees of the Board of Directors

Our Board of Directors does not have any committees.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Code of Ethics

The Company has adopted a code of business conduct and ethics that applies to all its directors, officers (including its chief executive officer, chief financial officer and any person performing similar functions) and employees. The Company has made its Code of Ethics available on its website at www.originoil.com.

 ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer from January 1, 2008 to December 31, 2010:
Name and Principal Position	Year	Salary ($)	Bonus ($)s	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ()	All other Compensation	Total ($)

T. Riggs Eckelberry Chief Executive Officer
	2008	260,000	0	0	0	0	0	260,000
	2009	260,000	110,000	0	0	0	0	370,000
	2010	260,000	100,000	0	0	0	0	360,000

Employment Agreements

The Company currently has no employment agreements with its executive officers.  The Company currently pays the Chief Executive Officer an annual salary of $260,000. Bonus payments, if any, will be determined by the Board of Directors.

Independent members of the Company’s board of directors, acting as a compensation committee, reviewed the compensation policies and practices relating to the compensation provided to the Company’s employees to determine whether such policies and practices are reasonably likely to have a material adverse effect on the Company.  Based on such review, the Company determined that any risks associated with the Company’s compensation policies and practices were not reasonably likely to have a material adverse effect on the Company.  In reaching that conclusion, the directors considered, among other factors, that the Company’s salary and annual bonus programs, the two primary methods of compensation provided to the Company’s employees, were appropriately mitigated because salary levels and bonuses are generally discretionary in nature and considered on an annual basis.  In addition, the Company considered the overall level of its pay practices, including its incentive compensation awards and practices, in making this determination.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	14,948,750	0.24	51,250
Equity compensation plans not approved by security holders	-	-
Total	14,948,750	0.24	51,250

During the years ended December 31, 2010 and 2009, the Company granted 11,665,000 and 4,150,000 stock options, respectively. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.15 and $0.32 per share.  At December 31, 2010, 1,785,993 options are exercisable by their holders.

Warrants

As of December 31, 2010, warrants exercisable for an aggregate of up to 22,215,000 were outstanding.

At December 31, 2010, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.31	9,700,000	9,700,000	3.50
$0.34	1,100,000	900,000	3.63
$0.30	525,000	525,000	3.81
$0.28	250,000	250,000	3.87
$0.28	20,000	20,000	4.08
$0.28	150,000	150,000	4.41
$0.24	1,000,000	1,000,000	4.48
$0.31	220,000	220,000	4.59
$0.15	350,000	350,000	4.70
$0.24	250,000	250,000	4.73
$0.24	1,000,000	1,000,000	4.75
$0.12	250,000	250,000	4.83
$0.15	1,000,000	1,000,000	4.90
$0.14	400,000	400,000	4.92
$0.20	5,000,000	5,000,000	4.98
$0.20	1,000,000	1,000,000	4.99
	22,215,000	22,015,000

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

The Company’s directors currently do not receive monetary compensation for their service on the Board of Directors.  Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.  In 2009, Ivan Ivankovich and Adam Meislik, both independent directors at the time of issuance, were granted warrants, exercisable at $0.31, that expire on July 1, 2014.  Ivan Ivankovich received 1,000,000 warrants, valued at $179,417, using the Black Scholes method.  Adam Meislik received 2,000,000 warrants, valued at $358,833 using the Black Scholes method. In 2010, they were granted warrants to purchase 2,000,000 shares of our common stock, exercisable at $0.20, that expire on December 22, 2015.  The warrants were valued at $220,000 using the Black-Scholes method.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	All Other Compensation ($) (g)	Total ($) (h)
Ivan Ivankovich	-	-	220,000	-	-	220,000
Adam Meislik	-	-	220,000	-	-	220,000

On March 9, 2011, Adam Meislik resigned from the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 24, 2010 by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 200,611,432 outstanding shares of Common Stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, and Director	39,735,000	19.8%

Ivan Ivankovich, Director (2)	3,500,000	1.7%

Paul Reep, Director (3)	1,000,000	0.5%

Directors and executive officers as a group (3 persons)	44,235,000	21.6%

(1)
Unless otherwise indicated and subject to applicable community property laws, to our knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of Common Stock, except for those owned jointly with that person’s spouse.

(2)
Includes 500,000 Shares of Common Stock, a warrant to purchase 1,000,000 Shares of the Company’s common stock at a price of $0.31 per Share, and a warrant to purchase 2,000,000 Shares of the Company’s common stock at a price of $0.20 per Share.

(3)	Includes 250,000 Shares of Common Stock, a warrant to purchase 750,000 Shares of the Company’s common stock at a price of $0.31 per Share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is currently not party to any related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010and 2009were $36,400 and $34,100, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010and 2009were $0. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

ITEM 15. EXHIBITS.

SEC Ref. No.
3.1	Articles of Incorporation
3.3	By-laws
10.4	OriginOil, Inc. 2009 Incentive Stock Plan (2)
14	Code of Ethics (2)
31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (2)
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350 (2)

(1)	Incorporated by reference to the Company’s SB-2 filed with the Securities and Exchange Commission on December 11, 2007.
(2)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 2011.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director

Date: March 30, 2011	By:	/s/ Paul Reep
Paul Reep
Director

Date: March 30, 2011	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OriginOil, Inc.
Los Angeles, California

We have audited the balance sheets of OriginOil, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2011

ORIGINOIL, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$238,424	$356,179
Prepaid expenses	86,996	32,867
Other receivables	14,018	-
TOTAL CURRENT ASSETS	339,438	389,046

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	26,304	22,268
Leasehold improvements	94,914	94,914
	149,646	145,610
Less accumulated depreciation	(114,927)	(68,898)
NET PROPERTY & EQUIPMENT	34,719	76,712

OTHER ASSETS
Patents	84,833	45,636
Trademark	4,467	4,467
Security deposit	9,650	9,650
TOTAL OTHER ASSETS	98,950	59,753

TOTAL ASSETS	$473,107	$525,511

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$56,288	$1,391
Accrued expenses	46,942	52,985
Credit card payable	-	470
Other payables	8,461	872
TOTAL LIABILITIES	111,691	55,718

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value; 500,000,000 authorized common shares 184,609,682 and 159,321,232 shares issued and outstanding	18,462	15,933
Additional paid in capital	11,506,494	7,160,260
Common stock subscription payable	184,500	161,040
Accumulated deficit	(11,348,040)	(6,867,440)
TOTAL SHAREHOLDERS' EQUITY	361,416	469,793

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$473,107	$525,511

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2010	December 31, 2009

REVENUE	$45,500	$-

General & administrative expenses	3,814,538	4,068,942
Research & development	662,347	790,399
Depreciation & amortization expense	46,029	55,772

TOTAL OPERATING EXPENSES	4,522,914	4,915,113

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(4,477,414)	(4,915,113)

OTHER INCOME/(EXPENSE)
Interest income	6	29
Dividend income	32	899
Penalties	(2,424)	(86)

TOTAL OTHER INCOME/(EXPENSES)	(2,386)	842

LOSS BEFORE PROVISION FOR TAXES	(4,479,800)	(4,914,271)

Income taxes	(800)	(800)

NET LOSS	$(4,480,600)	$(4,915,071)

BASIC LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	167,136,623	150,941,578

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Common
	Common stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total
Balance at December 31, 2008	144,180,050	$14,418	$1,827,980	$804,200	$(1,952,369)	$694,229

Common stock issued for cash and subscription payable	15,141,182	1,515	3,123,988	(643,160)	-	2,482,343

Options and warrant compensation expense	-	-	2,211,306	-	-	2,211,306

Stock issuance cost	-	-	(3,014)	-	-	(3,014)

Net Loss for the year ended December 31, 2009	-	-	-	-	(4,915,071)	(4,915,071)
Balance at December 31, 2009	159,321,232	15,933	7,160,260	161,040	(6,867,440)	469,793

Common stock issued for cash and subscription payable	23,169,359	2,317	2,630,533	25,860	-	2,658,710

Common stock issued for services	929,091	93	221,307	-	-	221,400

Common stock issued for prepaids	1,000,000	100	219,900	-	-	220,000

Exercise of Class A warrants	190,000	19	22,781	(2,400)	-	20,400

Options and warrant compensation expense	-	-	1,276,915	-	-	1,276,915

Stock issuance cost	-	-	(25,202)	-	-	(25,202)

Net loss for the year ended December 31, 2010	-	-	-	-	(4,480,600)	(4,480,600)

Balance at December 31, 2010	184,609,682	$18,462	$11,506,494	$184,500	$(11,348,040)	$361,416

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,480,600)	$(4,915,071)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	46,029	55,772
Common stock issued for services	221,400	-
Stock compensation expense	1,276,915	2,211,306
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	165,871	(15,938)
Other receivables	(14,018)	-
Increase (Decrease) in:
Accounts payable	54,897	(16,480)
Accrued expenses	(6,043)	31,102
Credit card payable	(470)	(1,837)
Other payable	7,589	(27,548)

NET CASH USED IN OPERATING ACTIVITIES	(2,728,430)	(2,678,694)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Patent and trademark expenditures	(39,197)	(19,807)
Purchase of fixed assets	(4,036)	(4,704)

NET CASH USED IN INVESTING ACTIVITIES	(43,233)	(24,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	184,500	161,040
Proceeds from exercise of warrants	20,400	-
Proceeds for issuance of common stock, net of stock issuance cost	2,449,008	2,318,289

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,653,908	2,479,329

NET DECREASE IN CASH	(117,755)	(223,876)

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	356,179	580,055

CASH & CASH EQUIVALENTS, END OF YEAR	$238,424	$356,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$800	$800

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

1.     ORGANIZATION AND LINE OF BUSINESS

Organization
OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007.  The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began planned principal operations in December, 2010 and thus has exited the development stage.

Line of Business
OriginOil is a pure technology company. The technology will produce "new oil" from algae,  through a cost-effective, high-speed manufacturing process. This endless supply of new oil can be used for many products such as diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

Liquidity
The Company has estimated its current average burn, and has assets to ensure that it can function without liquidation over the next twelve months, due to its cash on hand, growing revenue, and the Company’s ability to raise money from their investor base, as evidenced by its most recent round ending January 20, 2011. Also, the Company has purchase orders totaling $263,000 from a customer, in addition to estimated potential revenue of $1 million that could be attained in the current year 2011. The Company believes it has the ability to continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Revenue Recognition
We recognize revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment transferred to the customer once the last payment is received. We record revenue as it is received, and the equipment has been fully accepted by the customer. Returns are based upon each rent-to-own agreement, and revenue would be adjusted based on a pro-rata basis on the unused months of quarterly payments. Generally, we extend credit to our customers and do not require collateral.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which has a final payment arrangement.

We also recognize revenue for services associated with the equipment setup, provided it is part of the rent-to-own agreement.

During the year ended December 31, 2010, one customer accounted for all of the Company’s revenue.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Occasionally, the Company’s cash balances exceeded the Federal Deposit Insurance Corporation’s insurance limits per financial institution

Use of Estimates

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

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using straight line over its estimated useful lives:

Leasehold improvements	2 years
Computer equipment	5 Years
Furniture & fixtures	7 Years
Machinery & equipment	10 Years

Depreciation expense for the years ended December 31, 2010 and 2009, was $46,029 and $55,772, respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

Investments
Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $662,347 and $790,399 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $183,669 and $175,647 for the years ended December 31, 2010 and 2008, respectively.

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

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
Certain expenses for the period ended December 31, 2009 were reclassified to conform to the expenses for the period ended December 31, 2010.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2010, and adopted the following pronouncements:

The Company adopted accounting pronouncement ASC TOPIC 605 for “Revenue Recognition”,  to recognize revenue when earned. An entity’s revenue earning activities involve delivering or producing goods, rendering services, or other activities that constitute its ongoing operation and revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.  The adoption of this pronouncement did not have a material effect on the Company's financial statements.

The Company adopted accounting pronouncement ASC TOPIC 855 for “Subsequent Events”, whereby an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

The Company adopted ASC TOPIC 730 accounting pronouncement for “Research and Development Costs” associated with materials, equipment, and facilities. The cost of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred.

3.     CAPITAL STOCK

During  the year ended December 31, 2010, the Company issued through a private placement  23,169,359 shares of common stock and subscription payable for $2,658,710 in cash; issued 929,091 shares of common stock for services at a fair value of $221,400; 1,000,000 shares of common stock for prepaid marketing at fair value of $220,000. Also, the Company received $20,400 in cash for exercisable Class A warrants to purchase 190,000 shares of common stock; During the year ended December 31, 2009, the Company issued through a private placement 15,141,182 shares of common stock and subscription payables for $2,482,343.

4.     STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Fifteen Million (15,000,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.  During the years ended December 31, 2010 and 2009, the Company granted 11,665,000 4,150,000 stock options, respectively. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.15 and $0.32 per share.

	2010	2009
Risk free interest rate	1.17%-2.04%	2.29%
Stock volatility factor	1%	1%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:
	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	4,150,000	$0.31	-	$-
Granted	11,665,000	0.21	4,150,000	0.31
Exercised	-	-	-	-
Forfeited/Expired	(866,250)	(0.31)	-	-
Outstanding, end of period	14,948,750	$0.24	4,150,000	$0.31
Exercisable at the end of period	1,785,993	$0.12	326,875	$0.31
Weighted average fair value of options granted during the period		$0.21		$0.31

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2010 was as follows:

			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.32	187,500	62,158	2.50
$0.23	6,250	963	2.50
$0.32	2,640,000	875,178	3.68
$0.28	100,000	30,753	3.77
$0.30	450,000	136,233	3.79
$0.23	2,700,000	416,095	4.39
$0.24	3,050,000	208,904	4.73
$0.15	1,000,000	26,027	4.90
$0.20	4,815,000	29,682	4.98
	14,948,750	1,785,993

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2010, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2010 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2010, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the years ended December 31, 2010 and 2009 is $235,115 and $57,806, respectively.

Warrants
During the years ended December 31, 2010 and 2009, the Company granted 10,640,000 and 12,000,000 warrants for services, respectively, determined using the Black Scholes pricing model.

	2010	2009
Risk free interest rate	1.51% - 2.5%	2.41% - 2.5%
Stock volatility factor	1%	1%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

4.      STOCK OPTIONS AND WARRANTS (Continued)

During the years ended December 31, 2010 and 2009, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	Year End		Year End
	December 31, 2010		December 31, 2009
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding -beginning of year	12,000,000	$0.31	-	$-
Granted	10,640,000	0.11	12,000,000	0.31
Exercised	-	-	-	-
Forfeited	(625,000)	(0.31)	-	-
Outstanding - end of year	22,015,000	$0.14	12,000,000	$0.31

At December 31, 2010, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.31	9,700,000	9,700,000	3.50
$0.34	1,100,000	900,000	3.63
$0.30	525,000	525,000	3.81
$0.28	250,000	250,000	3.87
$0.28	20,000	20,000	4.08
$0.28	150,000	150,000	4.41
$0.24	1,000,000	1,000,000	4.48
$0.31	220,000	220,000	4.59
$0.15	350,000	350,000	4.70
$0.24	250,000	250,000	4.73
$0.24	1,000,000	1,000,000	4.75
$0.12	250,000	250,000	4.83
$0.15	1,000,000	1,000,000	4.90
$0.14	400,000	400,000	4.92
$0.20	5,000,000	5,000,000	4.98
$0.20	1,000,000	1,000,000	4.99
	22,215,000	22,015,000

Warrants with a fair value of $1,041,800 and $2,153,500 determined using the Black Scholes pricing model, was recognized in the statement of income for the years ended December 31, 2010 and 2009, respectively.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Warrants with a fair value of $17,000 determined using the Black Scholes pricing model, was recognized in the balance sheet for the year ended December 31, 2010, for common stock issuance cost. Also, the Company offered investors through a private placement Class A warrants to purchase one share of common stock exercisable at a price of $0.25 per share within six months or Class B warrants to purchase one share of common stock exercisable at a price of $0.35 per share within three years after the completion of the offering.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

5.      INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	2010	2009
Patents	$84,833	$45,636
Trademarks	4,467	4,467
	$89,300	$50,103

As of December 31, 2010 and 2009, the patents are in the process of being approved, and will be amortized over their useful lives once approved.

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At December 31, 2010, the Company had net operating loss carry-forwards of approximately $7,655,000, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Book income	$(1,792,560)	$(1,966,029)
State tax expense	(320)	(320)
Depreciation	9,449	7,044
M & E	3,303	3,966
Related party accruals	16,664	-
R&D	23,951	(12,884)
Non deductible stock compensation	511,736	884,557

Valuation Allowance	1,227,777	1,083,346

Income tax expense	$800	$800

7.	DEFERRED TAX BENEFIT (continued)

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

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009.

	2010	2009
Deferred tax assets:
NOL carryover	$3,061,906	$1,876,125
R & D carryover	60,435	20,788
Contributions carryover	332	-
Accrued vacation payable	16,664	-

Deferred tax liabilities:
Depreciation	(7,378)	(16,827)

Less Valuation Allowance	(3,131,959)	(1,880,086)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

As of January 14, 2011, a customer, MBD Energy, issued a purchase order to OriginOil in the amount of $150,000 to purchase a single step oil extraction and electro-flocculation piece of equipment.

As of February 2, 2011, the Company issued 25,000 shares to purchase shares of common stock for services.

On February 3, 2011, T. Riggs Eckelberry, Chairman of the Board and Chief Executive Officer of OriginOil, Inc. (the "Company"), entered into a pre-arranged stock trading plan (the "Plan") with a broker to sell shares of Company’s common stock owned by him.  The Plan was established under Rule 10b-5-1 of the Securities Exchange Act of 1934, as amended.

As of February 11, 2011, the Company received cash of $1,278,140 for subscription payables to purchase 15,976,750 shares of common stock through a private placement.

On March 9, 2011, Adam Meislik resigned from the Board of Directors of OriginOil (the “Company”). To fill the vacancy created by Mr. Meislik’s resignation, the Company appointed Paul Reep to the Board of Directors and also appointed him as the Company’s Senior Vice President of Technology.

On March 18, 2011, the Company granted 250,000 warrants for services exercisable at $0.21 per share having a 5 year term, and a provision for a cashless exercise.