Form 10-Q
period 2011-03-31
ORIGINOIL INC
filed 2011-05-16
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:          March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

ORIGINOIL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5645 West Adams Blvd
Los Angeles, CA 90016
 (Address of principal executive offices, Zip Code)

(323) 939-6645
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer€ ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of registrant’s common stock outstanding, as of May 13, 2011 was 203,042,964.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

ORIGINOIL, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$554,484	$238,424
Prepaid expenses	64,748	86,996
Other receivables	53,322	14,018

TOTAL CURRENT ASSETS	672,554	339,438

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	26,304	26,304
Leasehold improvements	94,914	94,914
	149,646	149,646
Less accumulated depreciation	(117,484)	(114,927)

NET PROPERTY & EQUIPMENT	32,162	34,719

OTHER ASSETS
Patent	84,833	84,833
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	98,950	98,950

TOTAL ASSETS	$803,666	$473,107

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,664	$56,288
Accrued expenses	106,032	46,942
Credit card payable	272	-
Other payables	-	8,461

TOTAL LIABILITIES	127,968	111,691

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
50,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
500,000,000 authorized common shares
202,492,964 and 184,609,682 shares issued and outstanding	20,250	18,462
Additional paid in capital	12,817,792	11,506,494
Common stock subscription payable	-	184,500
Deficit accumulated during the development stage	(12,162,344)	(11,348,040)

TOTAL SHAREHOLDERS' EQUITY	675,698	361,416

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$803,666	$473,107

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUE	$102,000	$-

General & administrative expenses	715,582	502,508
Research & development	194,444	159,798
Depreciation & amortization expense	2,557	11,496

TOTAL OPERATING EXPENSES	912,583	673,802

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(810,583)	(673,802)

OTHER INCOME/(EXPENSE)
Interest income	-	4
Dividend income	-	24
Penalties	(2,384)	-
Interest expense	(537)	-
		-
TOTAL OTHER INCOME/(EXPENSES)	(2,921)	28

LOSS BEFORE PROVISION FOR TAXES	(813,504)	(673,774)

Income taxes	(800)	(800)

NET LOSS	$(814,304)	$(674,574)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	191,097,617	159,759,605

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2010	184,609,682	$18,462	$11,506,494	$184,500	$(11,348,040)	$361,416

Common stock issued for cash and subscription payable (unaudited)	15,976,750	1,598	1,276,542	(184,500)	-	1,093,640

Common stock issued for services (unaudited)	25,000	2	4,998	-	-	5,000

Cashless exercise of warrants (unaudited)	1,881,532	188	(188)	-	-	-

Options and warrant compensation expense (unaudited)	-	-	110,946	-	-	110,946

Stock issuance cost (unaudited)	-	-	(81,000)	-	-	(81,000)

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	-	(814,304)	(814,304)

Balance at March 31, 2011 (unaudited)	202,492,964	$20,250	$12,817,792	$-	$(12,162,344)	$675,698

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(814,304)	$(674,574)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	2,557	11,496
Common stock issued for services	5,000	-
Stock compensation expense	110,946	46,431
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	22,248	8,579
Other receivables	(39,305)	(9,200)
Increase (Decrease) in:
Accounts payable	(34,624)	12,674
Accrued expenses	32,659	241
Credit card payable	272	(159)
Other payable	17,971	11,540

NET CASH USED IN OPERATING ACTIVITIES	(696,580)	(592,972)

CASH FLOWS USED FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	-	70,000
Proceeds for issuance of common stock, net	1,012,640	390,181

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,012,640	460,181

NET INCREASE/(DECREASE) IN CASH	316,060	(132,791)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	238,424	356,179

CASH & CASH EQUIVALENTS, END OF PERIOD	$554,484	$223,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$537	$-
Taxes paid	$800	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Cashless exercise of warrants for 1,881,532 of common stock	$-	$-

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Liquidity
The Company has estimated its current average burn, and has assets to ensure that it can function without liquidation over the next twelve months, due to its cash on hand, growing revenue, and the Company’s ability to raise money from their investor base, as evidenced by its most recent round ending January 20, 2011. Also, the Company is in the process of working on new purchase orders from new customers. The Company has the ability to continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three month periods ended March 31, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Stock-Based Compensation

Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We are required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method was amortized over the respective vesting period of the stock option.

Reclassification
Certain expenses for the period ended March 31, 2010 were reclassified to conform to the expenses for the period ended March 31, 2011.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three month period ended March 31, 2011, and no pronouncements were adopted.

3.	CAPITAL STOCK

During  the three months ended March 31, 2011, the Company issued through a private placement  15,976,750 of common stock and subscription payable for $1,093,640 in cash; issued 25,000 shares of common stock for services at a fair value of $5,000; Also, there was a cashless exercise of 2,857,142 warrants  into 1,881,532 shares of common stock. During the three months ended March 31, 2010, the Company issued 2,520,646 shares of common stock for $554,523 in cash. Also, the Company received $70,000 of common stock subscriptions through a private placement to purchase 318,181 shares of common stock.

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
During the three months ended March 31, 2011 and 2010, the Company granted no stock options during either period. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $0.15 and $0.32 per share.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

4.	STOCK OPTIONS AND WARRANTS

3/31/2011
Risk free interest rate	1.17%-2.04%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:
3/31/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	14,948,750	$0.24
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	14,948,750	$0.24
Exercisable at the end of period	2,419,353	$0.28
Weighted average fair value of
options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.32	187,500	73,877	2.25
$0.23	6,250	1,354	2.25
$0.32	2,640,000	1,040,178	3.43
$0.28	100,000	37,003	3.53
$0.30	450,000	164,358	3.55
$0.23	2,700,000	584,845	4.14
$0.24	3,050,000	399,529	4.48
$0.15	1,000,000	88,527	4.65
$0.20	4,815,000	29,682	4.98
	14,948,750	2,419,353

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended March 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended March 31, 2011 and 2010 is $83,446 and $46,431, respectively.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants
During the period ended March 31, 2011 and 2010, the Company granted 250,000 and 20,000 warrants for services, respectively. Compensation expense was determined using the Black Scholes pricing model.

3/31/2011
Risk free interest rate	1.51% - 2.5%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

During the period ended March 31, 2011, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

	Three Months Ended
	March 31, 2011
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of Period	22,390,000	$0.14
Granted	250,000	0.21
Exercised	-	-
Forfeited	(200,000)	(0.34)
Outstanding - end of Period	22,440,000	$0.15

At March 31, 2011, the weighted average remaining contractual life of warrants outstanding:

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.31	10,100,000	10,100,000	3.25
$0.34	850,000	850,000	3.38
$0.30	650,000	650,000	3.57
$0.29	200,000	200,000	3.62
$0.28	20,000	20,000	3.83
$0.29	150,000	150,000	4.16
$0.24	1,000,000	1,000,000	4.23
$0.31	220,000	220,000	4.35
$0.15	100,000	100,000	4.46
$0.14	250,000	250,000	4.48
$0.14	1,000,000	1,000,000	4.50
$0.12	250,000	250,000	4.58
$0.15	1,000,000	1,000,000	4.65
$0.14	400,000	400,000	4.67
$0.20	5,000,000	5,000,000	4.73
$0.20	1,000,000	1,000,000	4.75
$0.21	250,000	250,000	4.97
	22,440,000	22,440,000

4.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants with a fair value of $27,500 and $2,800 determined using the Black Scholes pricing  model, was recognized in the statement of income for the period ended March 31, 2011 and 2010,  respectively.

Through a private placement to purchase shares of common stock, the Company offered attached warrants with a cashless option to purchase additional shares of common stock, 2,857,142 warrants were exercised and converted into 1,881,532 shares of common stock during the period ended March 31, 2011.

5.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On April 21, 2011, the Company issued 350,000 shares of common stock at a price of $0.10 per share for cash of $35,000.

In April 2011, the Company completed arrangements to participate in Ennesys SAS, a French joint venture with UK-based Pacific Junction (PJC UK). Ennesys SAS is working with large institutions to develop two separate large-scale algae projects in eco-buildings and marine fuels. On April 26, 2011, the Company executed a co-venture agreement with Ennesys SAS, pursuant to which the Company shall sell products to Ennesys SAS from time to time under the terms of a global cooperative agreement. The Company is an equity partner in Ennesys SAS with PJC UK, each holding 22.5% of Ennesys SAS. The remaining ownership is held by the Ennesys SAS management team. On April 29, 2011, the Company paid PJC UK $20,000 for its equity interest in Ennesys, which PJC UK had reserved for the Company at the inception of Ennesys SAS in late 2010.

On May 3, 2011, the Company issued 200,000 shares of common stock at a price of $0.10 per share for cash of $20,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

The Company has developed a number of processes in the areas of algae growth (upstream) and extraction (midstream). Based on its commercial success in the area of extraction, it is primarily focused on the midstream.

The Company’s process controls the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil.  Instead of waiting hundreds of millions years for algae to become oil, the Company’s breakthrough technology and process can help transform algae into oil in a matter of days.  At this early stage, to prove the devices, the Company must build, sell and support its devices to companies developing such algae production systems.

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

Overcoming this final hurdle for the algae industry enables low-energy, environmentally-safe and viable, industrialized algae oil production.

Distribution Plan

OriginOil is currently proving and scaling up its technology by working with pilot, or strategic customers.

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

Can Be Produced Close to Point of Demand

Petroleum often travels tens of thousands of miles to reach its destination. This adds cost and gives suppliers a stranglehold on consumers. Using OriginOil technology, fuel can now be produced close to the site of usage and demand — virtually eliminating the transport cost of petroleum. In the future, portable systems based on OriginOil technology may be transported to the point of demand and quickly start producing oil for electricity generation or fuel.

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

A Complete Solution to Produce a New Oil

Companies implementing algae oil production systems will need to know that they can generate product consistently at a competitive price. OriginOil’s complete, validated industrial processes will ensure that these companies can confidently plan and invest in algae as a fuel and valuable set of by-products.

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

With respect to harvesting and oil extraction technology, we are aware that Algae Ventures, Cavitation Technologies, Diversified Technologies, Evodos, New Oil Resources, Open Algae,LLC, Phycal, SRS Energy and Unitel Technologies, Inc. are developing technology that competes with or complements ours.

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

We are part of a new and emerging biofuels industry that may subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum’s; therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of our technology.

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

Recent Developments

-
On January 25, 2011, the Company announced that MBD Energy (MBD) had committed to purchase an initial OriginOil extraction unit for piloting at one of Australia’s three largest coal-fired power plants. The total value of the purchase order was $150,000, and the initial payment received was $75,000. The next payment is due as: $37,500 upon notification ready to ship, and the balance of $37,500 shall be due upon installation.

-
On February 14, 2011 the Company announced that it had agreed to participate in a pilot scale algae project to be funded by the Mexican government. The project will demonstrate industrial algae production, paving the way for substantial investment by the Mexican government in large-scale jet fuels production.

-
On March 21, 2011, the Company announced Algae Screen™, a process that keeps algae healthy and productive by selectively eliminating  microscopic predators without the use of chemicals. The announcement was associated with the company’s filing for its twelfth patent application, entitled “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium.”

-	On March 24, 2011, the Company agreed to retain the patent law firm of Kirton & McConkie, and subsequently ended its relationship with Workman Nydegger.
-
On March 28, 2011, the Company announced a new policy of seamless integration with other vendors, recognizing its strategic customers want to work with the fewest possible vendors. The new policy will apply only to OriginOil’s direct customers, as the company plans to pursue distribution agreements with companies that have global sales networks.

-
On April 12, 2011, the Company announced that a process partner, World Water Works, Inc. of Oklahoma City, Oklahoma, agreed in principle to distribute OriginOil’s dewatering and extraction systems to its global customer base. The agreement covers product integration, manufacturing and joint marketing.

-
On May 9, 2011, the Company announced that it formed a co-venture for technology development with BARD Holding of Morrisville, Pensylvania, focusing on BARD’s BA 1000, a patent-pending modular system of Photo BioReactors (PBRs) to cultivate algae at commercial scale, and OriginOil’s harvesting and extraction technology.  On 30 April, 2011, OriginOil executed a co-venture agreement with Ennesys, pursuant to which OOIL shall sell Products to BARD Holding from time to time under the terms of a global cooperation agreement.

-
On May 11, 2011, the Company announced its participation in Ennesys SAS, a French joint venture with UK-based Pacific Junction (PJC UK), and that Ennesys SAS is working with large institutions to develop two separate large-scale algae projects in eco-buildings and marine fuels. On 26 April, 2011, OriginOil executed a co-venture agreement with Ennesys, pursuant to which OOIL shall sell Products to Ennesys SAS from time to time under the terms of a global cooperation agreement. OriginOil is an equity partner in Ennesys SAS with PJC UK, each holding 22.5% of Ennesys. The remaining ownership is held by the Ennesys SAS management team. On 29 April 2011, OriginOil paid PJC UK $20,000 for its equity interest in Ennesys, which PJC UK had reserved for OriginOil at the inception of Ennesys SAS in late 2010.

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

Fair Value of Financial Instruments

Fair value of financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2011, the amounts reported for cash, prepaid expenses, accounts payable, accrued expenses, and approximate the fair value because of their short maturities

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2011, and no pronouncements were adopted during the period.

PLAN OF OPERATION AND FINANCING NEEDS

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Operating Expenses

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $213,074 to $715,582 for the three months ended March 31,  2011, compared to $502,508 for the prior period March 31, 2010. The increase in G&A expenses was due primarily to an increase in investor relations to promote the Company, and non-cash stock compensation cost.

Research and Development Cost

Research and development (“R&D”) cost increased by $34,646 to $194,444 for the three months ended March 31, 2011, compared to $159,798 for the prior period March 31,2010. The increase in R&D costs was primarily due to an increase in salaries.

Net Loss

Our net loss increased by $(139,730) to $(814,304) for the three months ended March 31, 2011, compared to $(674,574) for the prior period March 31, 2010. The majority of the increase is due to accounting for non-cash stock compensation expense.

Liquidity and Capital Resources

As of March 31, 2011, we had $544,586 of working capital as compared to $227,747 for the year ended December 31, 2010. This increase in working capital was due primarily to equity financing.
Net cash used in operating activities was $(696,580) for the three months ended March 31, 2011, compared to $(592,972) for the prior period March 31, 2010. The increase of $(103,608) in cash used in operating activities was due to an increase in net loss of $(139,730), plus an increase in accrued expenses and other receivables. The net loss includes non-cash expenses of depreciation, stock issued for services, and stock compensation expense. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows provided from financing activities was $1,012,640 for the three months ended March 31, 2011, as compared to $460,181 for the prior period March 31, 2010. There was an increase in cash provided from financing activities due to equity financing.

During the three months ended March 31, 2011, we issued 15,976,750 shares of common stock at a price of $0.08 per share for $1,093,640 in cash and common stock payable; issued 25,000 shares of common stock for services at a price of $0.20 per share at a fair value of $5,000; Also, the Company issued 1,881,532 shares of common stock due to a cashless exercise of warrants.

We believe, if we continue on our current research and development schedule as we develop the next phases of our technology, we will only be able to continue until the end of 2011.   To continue our research and development schedule, we will have to continue to sell equity securities or find an alternate funding source.  The sale of additional equity securities will result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. If we are unable to obtain additional financing, we may be forced to curtail our operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

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

N/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we issued an aggregate of 15,976,750 shares of common stock at a price of $0.08 for gross proceeds of $1,278,140.

During the three months ended March 31, 2011, we issued 25,000 shares of common stock at a price of $0.20 per share. The Company relied upon an exemption from registration afforded by Section 4(2) of the Securities Act.

Also, during the three months ended March 31, 2011, we issued 1,881,532 shares of common stock through a cashless exercise of warrants.

The Company relied upon an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act and/or Rule 903 of Regulation S promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

N/A.

Item 4.  (Removed and Reserved)

N/A.

Item 5.  Other Information.

N/A.

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

May 16, 2011