Form 10-Q
period 2011-06-30
ORIGINOIL INC
filed 2011-08-15
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2011

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
Yes ☐    No ☒

The number of shares of registrant’s common stock outstanding, as of August 12, 2011 was 7,488,205.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$249,726	$238,424
Prepaid expenses	71,604	86,996
Other receivables	13,668	14,018

TOTAL CURRENT ASSETS	334,998	339,438

PROPERTY & EQUIPMENT
Machinery & equipment	1,372	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	26,304	26,304
Leasehold improvements	94,914	94,914
	149,646	149,646
Less accumulated depreciation	(119,827)	(114,927)

NET PROPERTY & EQUIPMENT	29,819	34,719

OTHER ASSETS
Equity Investment	20,000	-
Patent	105,104	84,833
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	139,221	98,950

TOTAL ASSETS	$504,038	$473,107

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,460	$56,288
Accrued expenses	77,186	46,942
Credit card payable	788	-
Other payables	-	8,461

TOTAL LIABILITIES	105,434	111,691

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,666,667 authorized preferred shares	-	-
Common stock, $0.0001 par value; 16,666,667 authorized common shares 6,870,807 and 6,153,656 shares issued and outstanding	687	615
Additional paid in capital	13,429,561	11,524,341
Common stock subscription payable	60,446	184,500
Deficit accumulated during the development stage	(13,092,090)	(11,348,040)

TOTAL SHAREHOLDERS' EQUITY	398,604	361,416

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$504,038	$473,107

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUE	$40,500	$-	$142,500	$-

General & administrative expenses	771,915	613,737	1,487,497	1,116,245
Research & development	195,989	186,085	390,433	345,884
Depreciation & amortization expense	2,343	15,489	4,900	26,984

TOTAL OPERATING EXPENSES	970,247	815,311	1,882,830	1,489,113

LOSS FROM OPERATIONS BEFORE OTHER INCOME/(EXPENSE)	(929,747)	(815,311)	(1,740,330)	(1,489,113)

OTHER INCOME/(EXPENSE)
Interest income	1	2	1	6
Dividend income	-	7	-	32
Penalties	-	-	(2,384)	-
Interest expense	-	-	(537)	-

TOTAL OTHER INCOME/(EXPENSES)	1	9	(2,920)	38

LOSS BEFORE PROVISION FOR TAXES	(929,746)	(815,302)	(1,743,250)	(1,489,075)

Income taxes	-	-	(800)	(800)

NET LOSS	$(929,746)	$(815,302)	$(1,744,050)	$(1,489,875)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.15)	$(0.26)	$(0.28)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	6,794,747	5,394,729	6,583,507	5,359,835

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Balance at December 31, 2010	6,153,656	$615	$11,524,341	$184,500	$(11,348,040)	$361,416

Common stock issued for cash and subscription payable (unaudited)	621,100	63	1,503,016	(184,500)	-	1,318,579

Common stock issued for services at fair value (unaudited)	33,333	3	151,247	-	-	151,250

Cashless exercise of warrants (unaudited)	62,718	6	(6)	-	-	-

Options and warrant compensation expense (unaudited)	-	-	344,403	-	-	344,403

Common stock subscriptions payable (unaudited)	-	-	-	60,446	-	60,446

Stock issuance cost (unaudited)	-	-	(93,440)	-	-	(93,440)

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	(1,744,050)	(1,744,050)

Balance at June 30, 2011 (unaudited)	6,870,807	$687	$13,429,561	$60,446	$(13,092,090)	$398,604

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,744,050)	$(1,489,875)
Adjustment to reconcile net loss to net cash used in operating activities

Depreciation & amortization	4,900	26,984
Common stock issued for services	151,250	-
Stock compensation expense	344,403	216,840
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	15,392	(91,919)
Other receivables	350	(4,400)
Increase (Decrease) in:
Accounts payable	(28,828)	15,855
Accrued expenses	30,244	(9,756)
Credit card payable	788	665
Other payable	(8,461)	11,316

NET CASH USED IN OPERATING ACTIVITIES	(1,234,012)	(1,324,290)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of investment	(20,000)	-
Patent and trademark expenditures	(20,271)	(14,197)
Purchase of fixed assets	-	(1,072)

NET CASH USED IN INVESTING ACTIVITIES	(40,271)	(15,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	60,446	700,036
Proceeds for issuance of common stock, net	1,225,139	390,181

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,285,585	1,090,217

NET INCREASE/(DECREASE) IN CASH	11,302	(249,342)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	238,424	356,179

CASH & CASH EQUIVALENTS, END OF PERIOD	$249,726	$106,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$537	$-
Taxes paid	$800	$800

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Cashless exercise of warrants for 62,718 of common stock

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

1.     Basis of Presentation

The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Liquidity

The Company has estimated its current average burn, and has assets to ensure that it can function without liquidation over the next twelve months, due to its cash on hand, growing revenue, and the Company’s ability to raise money from its investor base, as evidenced by its most recent round ending January 20, 2011. Also, the Company is in the process of working on new purchase orders from new customers. The Company has the ability to continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Loss per Share Calculations

Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three month periods ended June 30, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Reclassification

Certain expenses for the period ended June 30, 2010 were reclassified to conform to the expenses for the period ended June 30, 2011.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three month period ended June 30, 2011, and no pronouncements were adopted.

3.    EQUITY INVESTMENT

On April 29, 2011, the Company invested $20,000 for a 22.5% equity ownership in Ennesys SAS, which is an engineering company that will commercialize, design, install and eventually operate, by itself or via subcontractors,  complete algae growth systems.

4.     CAPITAL STOCK

On July 19, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to effect a reverse stock split of all of the outstanding and authorized shares of common stock at a ratio of 1 for 30 and a reverse stock split of the authorized shares of preferred stock at a ratio of 1 for 30. The reverse split became effective on August 11, 2011. All share amounts have been retroactively restated reflecting this reverse split.

During the six months ended June 30, 2011, the Company issued through a private placement 621,100 shares of common stock for $1,366,586 in cash; issued 33,333 shares of common stock for services at a fair value of $151,250. Also, there was a cashless exercise of 95,238 warrants into 62,718 shares of common stock. The Company received $60,446 in funds for subscriptions payable to purchase 25,186 shares of common stock at a price of $2.40 per share. During the six months ended June 30, 2010, the Company issued 84,022 shares of common stock for $554,523 in cash; received $200,000 for common stock subscriptions to purchase 60,606 shares of common stock. Also, the Company received $500,036 of common stock subscriptions through a private placement to purchase 75,763 shares of common stock, collectively with Class A warrants to purchase one share of common stock exercisable at a price of $3.60 per share within six months or Class B warrants to purchase one share of common stock exercisable at a price of $7.50 per share within three years after the completion of this offering.

5.     STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 500,000 shares of common stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

During the six months ended June 30, 2011, the Company granted 100,000 stock options during the period. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $4.50 and $9.60 per share.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

5.     STOCK OPTIONS AND WARRANTS (Continued)

6/30/2011
Risk free interest rate	1.17%-2.04%
Stock volatility factor	55.16%-63.04%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	6/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	498,292	$7.10
Granted	100,000	6.90
Exercised	-	-
Forfeited/Expired	(190,000)	(6.60)
Outstanding, end of period	408,292	$7.26
Exercisable at the end of period	87,305	$8.22
Weighted average fair value of options granted during the period		$6.90

The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.60	6,250	2,853	2.00
$6.90	208	58	2.00
$9.60	88,000	40,172	3.18
$8.40	3,333	1,441	3.28
$9.00	15,000	6,417	3.30
$6.90	90,000	25,122	3.89
$7.20	1,667	322	4.23
$4.50	33,334	5,035	4.40
$6.00	70,500	4,843	4.73
$6.90	100,000	1,042	4.97
	408,292	87,305

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended June 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended June 30, 2011 and 2010 is $196,903 and $216,840, respectively.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

5.     STOCK OPTIONS AND WARRANTS (Continued)

Warrants

During the period ended June 30, 2011, the Company granted 45,667 warrants for services. Compensation expense was determined using the Black Scholes pricing model.

6/30/2011
Risk free interest rate	1.51% - 2.5%
Stock volatility factor	1%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the Company’s warrant activity and related information follows:

	Six Months Ended
	June 30, 2011
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of Period	1,210,526	$4.97
Granted	45,667	6.69
Exercised	-	-
Forfeited	(6,667)	10.20
Outstanding - end of Period	1,249,526	$4.07

        At June 30, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$7.50	146,732	146,732	2.18
$9.30	336,667	336,667	3.00
$10.20	28,334	28,334	3.13
$9.00	21,667	21,667	3.32
$9.00	3,334	3,334	3.37
$8.70	3,333	3,333	3.37
$8.40	667	667	3.58
$8.70	5,000	5,000	3.92
$7.20	33,333	33,333	3.98
$5.70	7,333	7,333	4.10
$4.50	3,333	3,333	4.21
$4.20	8,333	8,333	4.23
$2.10	95,238	95,238	4.24
$4.20	33,333	33,333	4.25
$3.60	8,334	8,334	4.33
$1.80	222,222	222,222	4.33
$4.50	33,333	33,333	4.40
$4.20	13,334	13,334	4.42
$6.00	166,667	166,667	4.48
$6.00	33,333	33,333	4.50
$6.30	8,333	8,333	4.72
$5.70	4,000	4,000	4.76
$6.90	33,333	33,333	4.96
	1,249,526	1,249,526

The warrant compensation expense recognized in the statement of income at fair value during the period ended June 30, 2011 and 2010 is $147,500 and $122,800, respectively.

 ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

5.     STOCK OPTIONS AND WARRANTS (Continued)

Warrants

Warrants to acquire 95,238 shares of common stock were exercised on a cashless basis resulting in the issuance of 62,718 shares of common stock during the period ended June 30, 2011.

6.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of 15% original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. The debentures have an aggregate principal amount of $1,176,500, and will become due and payable on July 11, 2012. The debentures may be converted at any time at the option of the investors into shares of common stock at a conversion price of $2.40 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debenture bears interest at the rate of 5% per annum increasing to 18% in the event of default. Interest is payable quarterly payable in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $2.40 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares are delivered after the date the quarterly interest payment is due). The warrants are exercisable for an aggregate of 392,170 shares of common stock at the option of the holder for a period of five years at an exercise price of $2.40 per share,  after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

On July 19, 2011, the Company filed with the Secretary of State of the State of Nevada a Certificate of Change to effect a reverse stock split of all of the outstanding and authorized shares of common stock at a ratio of 1 for 30 and a reverse stock split of the authorized shares of preferred stock at a ratio of 1 for 30. The reverse split became effective on August 11, 2011. All share amounts have been retroactively restated in the financial statements reflecting this reverse split.

On July 29, 2011, the Company  received a purchase order from  a customer in the amount of $850,000 to purchase a large-scale extraction system. On August 5, 2011, the Company received $297,500 or 35% of the purchase order.

On August 4, 2011, the Company agreed to issue 13,333 shares of its common stock in connection with the renewal of its sub-lease. In consideration of the shares to be issued, the sublease shall be renewed for an additional five years ending  August 31, 2016.

As of August 8, 2011, the Company received funds in the amount of $1,389,251 for subscriptions payable to purchase 578,855 shares of common stock at a price of $2.40 per share.

Management concluded there were no other subsequent events or transactions that require recognition or disclosure in the financial statements.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Organizational History

OriginOil, Inc. (“we”, “us”, “our”, the “Company” or “OriginOil”) was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.  Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our telephone number is (323) 939-6645. Our website address is www.originoil.com.   Our website and the information contained on our website are not incorporated into this quarterly report.

Overview of Business

We are currently developing technologies to help companies produce algae using a cost-effective, high-speed manufacturing process to replace petroleum in various applications such as diesel, gasoline, jet fuel, plastics and solvents, in addition to feed, nutritionals and fertilizer. Algae, unlike other bio-fuel feedstock such as corn and sugarcane, do not destroy vital farmlands and rainforests, disrupt global food supplies or create new environmental problems.

We are developing a number of processes in the areas of algae growth and extraction. Based on our initial commercial transactions, we are primarily focused on algae harvesting.

The OriginOil System is designed to control the harvesting of algae, and intended to result in a concentrate which can be either converted by other companies into bio-oil, bio-gas or bio-carbon for refining into fuel and chemicals, or further separated into lipids and biomass for processing by other companies into valuable products.

At this early stage, to prove our system for wide-scale distribution and licensing, we must build, sell and support our system to companies developing such algae production systems. On March 28, 2011, we stated our intention to provide other technologies and integration services to our early stage customers.

Our long-term business model is based on licensing this technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies. We are not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of developing sales distribution networks or engaging in volume manufacturing.

We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.

Reverse Stock Split

On August 11, 2011, we effectuated a reverse stock split of all of the outstanding and authorized shares of common stock at a ratio of 1 for 30 and a reverse stock split of the authorized shares of preferred stock at a ratio of 1 for 30 (the “Reverse Split”).

Throughout this Quarterly Report on Form 10-Q , each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.   References to a number of shares of common stock in our historical financial statements for the three and six month period ended June 30, 2010, and for the year ended December 31, 2010, are reported on a post-Reverse Split basis.

Recent Developments

-
On January 25, 2011, we announced that MBD Energy Ltd. (“MBD”) had committed to purchase an initial OriginOil extraction unit for piloting at one of Australia’s three largest coal-fired power plants. The total value of the purchase order was $150,000, and the initial payment received was $75,000. The next payments due are as follows: $37,500 upon notification ready to ship, and the balance of $37,500 shall be due upon installation.

-
On February 14, 2011 we announced that we had agreed to participate in a pilot scale algae project to be funded by the Mexican government. The project is intended to demonstrate industrial algae production, paving the way for substantial investment by the Mexican government in large-scale jet fuels production.

-
On March 21, 2011, we announced Algae Screen™, a process that keeps algae healthy and productive by selectively eliminating  microscopic predators without the use of chemicals. The announcement was associated with our filing of our twelfth patent application, entitled “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium.”

-	On March 24, 2011, we agreed to retain the patent law firm of Kirton & McConkie, and subsequently ended our relationship with Workman Nydegger.

-
On March 28, 2011, we announced a new policy of seamless integration with other vendors, recognizing that our strategic customers want to work with the fewest possible vendors. The new policy will apply only to OriginOil’s direct customers, as we plan to pursue distribution agreements with companies that have global sales networks.

-
On April 12, 2011, we announced that a process partner, World Water Works, Inc. of Oklahoma City, Oklahoma, agreed in principle to distribute OriginOil’s dewatering and extraction systems to its global customer base. The agreement covers product integration, manufacturing and joint marketing.

-
On May 9, 2011, we announced that we formed a co-venture for technology development with BARD Holding, Inc. (“BARD”) of Morrisville, Pensylvania, focusing on BARD’s BA 1000, a patent-pending modular system of Photo BioReactors (PBRs) to cultivate algae at commercial scale, and OriginOil’s harvesting and extraction technology.  On 30 April, 2011, we executed a co-venture agreement with BARD, pursuant to which we shall sell equipment and related services to BARD from time to time under the terms of a global cooperation agreement.

-
On May 11, 2011, we announced our participation in Ennesys SAS, a French joint venture with UK-based Pacific Junction (PJC UK), and that Ennesys is working with large institutions to develop two separate large-scale algae projects in eco-buildings and marine fuels. OriginOil is an equity partner in Ennesys with Pacific Junction, each holding 22.5% of Ennesys. The remaining shares are owned by the Ennesys management team. On April 29, 2011, we paid PJC UK $20,000 for its shares, which PJC UK had reserved for OriginOil at the inception of Ennesys SAS in late 2010. On April 26, 2011, we executed a co-venture agreement with Ennesys, pursuant to which we shall sell equipment and related services to Ennesys from time to time under the terms of a global cooperation agreement.

-
On May 23, 2011, we announced that we received a firm order for a large-scale extraction system from MBD. Recently, MBD increased the order due to changes in configuration, and issued a purchase order on July 29, 2010. The total value of the purchase order is $850,000 of which $297,500 or 35% was paid on August 5, 2011.

-	On July 27, 2011, we announced that we have selected Pacific Advanced Civil Engineering, Inc. to fast-track the rollout of our Single Step Extraction systems.

-	On August 4, 2011, we announced that we have developed a real-time control network to supervise continuous algae harvesting operations at very large algae productions sites.

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

Revenue Recognition

We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2011, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

Results of Operation

Results of Operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Revenue	$40,500	$0	$142,500	$0

Operating Expenses	$970,247	$815,311	$1,882,830	$1,489,113

Loss from Operations before Other Income/(Expense)	$(929,747)	$(815,311)	$(1,740,330)	$(1,489,113)

Other Income/(Expense)	$1	$9	$(2,920)	$38

Loss Before Provision For Taxes	(929,746)	(815,302)	(1,743,250)	(1,989,075)

Income Taxes	0	0	(800)	(800)

Net Loss	$(929,746)	$(815,302)	$1,744,050)	$(1,489,875)

Revenue

Revenue for the three months ended June 30, 2011 increased to $40,500 as compared to $0 for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 increased to $142,500 as compared to $0 for the six months ended June 30, 2010. There were no associated costs of goods sold in any of the years represented.

To date we have had minimal revenues due to our focus on product development and testing. Revenues earned were part of a purchase order from MBD Energy for a single step oil extraction and additional piece of equipment.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development and depreciation and amortization expense.

General and administrative expenses increased by $158,178 to $771,915 for the three months ended June 30, 2011, compared to $613,737 for the three months ended June 30, 2010. General and administrative expenses increased by $371,252 to $1,487,497 for the six months ended June 30, 2011, compared to $1,116,245 for the six months ended June 30, 2010. The increase in general and administrative expenses was due primarily to an increase in investor relations to promote the Company, and non-cash stock compensation cost.

Research and development cost increased by $9,904 to $195,989 for the three months ended June 30, 2011, compared to $186,085 for the three months ended June 30, 2010.  Research and development cost increased by $44,549 to $390,433 for the six months ended June 30, 2011, compared to $345,884 for the six months ended June 30, 2010. The increase in research and development costs was primarily due to an increase in salaries.

Net Loss

Our net loss increased by $(114,444) to $(929,746) for the three months ended June 30, 2011, compared to $(815,302) for the three months ended June 30, 2010. Our net loss increased by $(254,175) to $(1,744,050) for the six months ended June 30, 2011, compared to $(1,489,875) for the six months ended June 30, 2010. The majority of the increase is due to accounting for non-cash stock compensation expense. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At June 30, 2011 and December 31, 2010, we had cash of $249,726 and $238,424, respectively and working capital of $229,564 and $227,747, respectively.  This increase in working capital was due primarily to equity financing.  In July 2011, we issued debentures in an aggregate principal amount of $1,176,500 together with warrants to purchase an aggregate of 392,170 shares of our common stock resulting in gross proceeds of $1,000,000. As of August 8, 2011, we sold an aggregate of 578,855 shares of our common stock for aggregate proceeds of $1,389,251 in a private offering that commenced in April 2011.

To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from a recently completed private placement, our ongoing private offering, together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Net cash used in operating activities was $(1,234,012) for the six months ended June 30, 2011, compared to $(1,324,290) for the prior period June 30, 2010. The decrease of $90,278 in cash used in operating activities was due to a decrease in prepaid expenses and other receivables and payables. The net loss includes non-cash expenses of depreciation, stock issued for services, and stock compensation expense. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $(40,271) for the six months ended June 30, 2011, as compared to $(15,269) for the prior period June 30, 2010. The increase in cash used in investing activities was due to an increase in expenditures for intangible assets, and an increase in investments in the current period.

Net cash flows provided by financing activities was $1,285,585 for the six months ended June 30, 2011, as compared to $1,090,217 for the prior period June 30, 2010. The increase in cash provided by financing activities was due to equity financing.

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next twelve months, due to our cash on hand, growing revenue, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

(a) Form 8-K Information

Reverse Split

As previously reported, on July 19, 2011, we filed with the Secretary of State of the State of Nevada a Certificate of Change to effect a reverse stock split of all of the outstanding and authorized shares of common stock at a ratio of 1 for 30 and a reverse stock split of the authorized shares of preferred stock at a ratio of 1 for 30 (the “Reverse Split”). Pursuant to the Certificate of Change, fractional number of shares outstanding after the reverse split will be rounded up to the next highest number of full shares.

On August 9, 2011 the Financial Industry Regulatory Authority (“FINRA”) notified us that the Reverse Split would be effective on August 11, 2011. Because of the Reverse Split, FINRA has placed a “D” on the OOIL ticker symbol for 20 business days. After 20 business days, the “D” will be dropped and our ticker symbol will be OOIL.

Press Release

On August 12, 2011, we issued a press release announcing that we recently received an order for a large-scale algae extraction system from MBD Energy Ltd., the total value of which is $850,000, of which $297,500 or 35% of the purchase order was paid on August 5, 2011.

A copy of the press release is attached hereto as Exhibit 99.1 and incorporated herein by reference.

10b-5 Plan

As previously reported, T. Riggs Eckelberry, our Chairman of the Board and Chief Executive Officer entered into a pre-arranged stock trading plan (the “Plan”) with a broker to sell shares of Company’s common stock owned by him.  The Plan was established under Rule 10b-5-1 of the Securities Exchange Act of 1934, as amended.

On August 15, 2011, the Plan was amended to provide for the continued sale of up to a maximum of 68,709 additional shares.  Prior to the amendment, Mr. Eckelberry sold 61,537 shares under the Plan and beneficially owns 1,271,797 shares of our common stock. Mr. Eckelberry will use the proceeds of the sale of our shares under the Plan to pay for expenses relating to the medical condition of a family member.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6.  Exhibits.

Exhibit No.	Title of Document
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Press Release dated August 12, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer) August 15, 2011