Form 10-Q
period 2011-09-30
ORIGINOIL INC
filed 2011-11-14
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2011

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of November 11, 2011 was 7,592,162.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,311,881	$238,424
Accounts receivable	37,500	-
Work in progress	136,473	-
Prepaid expenses	230,857	86,996
Other receivables	5,883	14,018

TOTAL CURRENT ASSETS	1,722,594	339,438

PROPERTY & EQUIPMENT
Machinery and equipment	27,783	1,372
Furniture and fixtures	27,056	27,056
Computer equipment	26,304	26,304
Leasehold improvements	94,914	94,914
	176,057	149,646
Less accumulated depreciation	(123,029)	(114,927)

NET PROPERTY & EQUIPMENT	53,028	34,719

OTHER ASSETS
Equity Investment	20,000	-
Patent	152,618	84,833
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	186,735	98,950

TOTAL ASSETS	$1,962,357	$473,107

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$127,972	$56,288
Accrued expenses	78,066	46,942
Deferred income	350,663	-
Derivative liability	476,599	-
Convertible debenture, net of discount	208,947	-
Other payables	-	8,461

TOTAL LIABILITIES	1,242,247	111,691

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value;
1,666,667 authorized preferred shares	-	-
Common stock, $0.0001 par value;
16,666,667 authorized common shares
7,537,160 and 6,153,656 shares issued and outstanding	753	615
Additional paid in capital	15,284,269	11,524,341
Common stock subscription payable	-	184,500
Deficit accumulated during the development stage	(14,564,912)	(11,348,040)

TOTAL SHAREHOLDERS' EQUITY	720,110	361,416

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,962,357	$473,107

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales	$-	$-	$142,500	$-

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	142,500	-

Operating Expenses
Selling, general and administrative expenses	1,141,494	1,139,328	2,629,791	2,255,909
Research and development cost	333,484	192,179	723,917	538,527

Total Operating Expenses	1,474,978	1,331,507	3,353,708	2,794,436

Loss before Depreciation and Amortization	(1,474,978)	(1,331,507)	(3,211,208)	(2,794,436)

Depreciation and amortization	3,202	15,251	8,102	42,235

Loss from Operatings before Other Income/(Expense)	(1,478,180)	(1,346,758)	(3,219,310)	(2,836,671)

Other Income/(Expense)
Interest income	-	-	1	6
Dividend income	-	1	-	32
Gain/(Loss) on derivative	462,643	-	462,643	-
Amortization of debt discount	(444,247)	-	(444,247)	-
Penalties	-	-	(2,384)	-
Interest expense	(13,038)	-	(13,575)	-

Total Other Income/(Expenses)	5,358	1	2,438	38

Loss before Provision for Taxes	(1,472,822)	(1,346,757)	(3,216,872)	(2,836,633)

Income taxes	-	-	-	-

Net Loss	$(1,472,822)	$(1,346,757)	$(3,216,872)	$(2,836,633)

Basic and Diluted Loss per Share	$(0.22)	$(0.24)	$(0.49)	$(0.52)

Weighted-Average Common Shares Outstanding
Basic and Diluted	6,794,747	5,629,903	6,583,507	5,450,185

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional	Common	during the
	Common stock		Paid-in	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance at December 31, 2010	6,153,656	$615	$11,524,341	$184,500	$(11,348,040)	$361,416

Share adjustment due to reverse split (unaudited)	126	-	-	-	-	-

Common stock issued for cash and subscription payable
(price per share $2,40) (unaudited)	1,187,382	119	2,849,556	(184,500)	-	2,665,175

Warrants issued at fair value for marketing services (unaudited)	-	-	12,440	-	-	12,440

Common stock issued for services at fair value (unaudited)	33,333	3	151,247	-	-	151,250

Cashless exercise of warrants (unaudited)	62,718	6	(6)	-	-	-

Conversion of convertible debentures into common stock
(price per share $2.40) (unaudited)	98,043	10	296,048	-	-	296,058

Common stock issued for interest on convertible debentures
(price per share $2.40) (unaudited)	1,902	-	4,564	-	-	4,564

Options and warrant compensation expense (unaudited)	-	-	539,519	-	-	539,519

Stock issuance cost (unaudited)	-	-	(93,440)	-	-	(93,440)

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	-	(3,216,872)	(3,216,872)

Balance at September 30, 2011 (unaudited)	7,537,160	$753	$15,284,269	$-	$(14,564,912)	$720,110

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,216,872)	$(2,836,633)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	8,102	42,235
Common stock issued for services	151,250	210,511
Stock compensation expense	539,519	442,942
Common stock issued for interest expense	4,564	-
Gain on change in valuation of derivative liability	(462,643)	-
Amortization of debenture discount	444,247	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(37,500)	-
Prepaid expenses	(148,418)	(16,900)
Other receivables	8,135	(2,100)
Work in progress	(136,473)	(54,005)
Increase (Decrease) in:
Accounts payable	76,241	17,083
Accrued expenses	31,124	36,145
Deferred income	350,663	13,500
Other payable	(8,461)	19

NET CASH USED IN OPERATING ACTIVITIES	(2,396,522)	(2,147,203)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of investment	(20,000)	-
Patent and trademark expenditures	(67,785)	(14,197)
Purchase of fixed assets	(26,411)	(4,036)

NET CASH USED IN INVESTING ACTIVITIES	(114,196)	(18,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture	1,000,000	-
Proceeds from common stock subscription payable	-	902,486
Proceeds for issuance of common stock	2,665,175	1,034,122
Stock issuance cost	(81,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,584,175	1,936,608

NET INCREASE/(DECREASE) IN CASH	1,073,457	(228,828)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	238,424	356,179

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,311,881	$127,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$537	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Cashless exercise of warrants for 62,718 of common stock	$-	$-
Common stock issued for subscription payable	$184,500	$-
Conversion of convertible debt to common stock	$296,058	$-

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1.	Basis of Presentation
The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Certain prior period balances in the financial statements have to be reclassified to conform to the current period presentation.

Liquidity
The Company has estimated its current average burn, and has assets to ensure that it can function without liquidation over the next twelve months, due to its cash on hand, growing revenue, and the Company’s ability to raise money from its investor base. Also, the Company is in the process of working on new purchase orders from new customers. The Company has the ability to continue its operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Revenue Recognition
We recognize revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment is transferred to the customer once the last payment is received. We record revenue as it is received, and the equipment has been fully accepted by the customer. Returns are based upon each rent-to-own agreement, and revenue would be adjusted based on a pro-rata basis on the unused months of quarterly payments. Generally, we extend credit to our customers and do not require collateral.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which has a final payment arrangement.

We also recognize revenue for services associated with the equipment setup, provided it is part of the rent-to-own agreement.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2011, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$476,599	$-	$-	$476,599
Convertible Debenture, net of discount	208,947	-	-	208,947
Total liabilities measured at fair value	$685,546	$-	$-	$685,546

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three month period ended September 30, 2011, and the following pronouncements were adopted:

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	EQUITY INVESTMENT

On April 29, 2011, the Company invested $20,000 for a 22.5% equity ownership in Ennesys SAS, which is an engineering company that will commercialize, design, install and eventually operate, by itself or via subcontractors,  complete algae growth systems.

4.	CAPITAL STOCK

On August 11, 2011, the Company effected a one-for-thirty (1:30) reverse split of its authorized and outstanding common stock. All share amounts have been retroactively restated reflecting this reverse split.

During the nine months ended September 30, 2011, the Company issued through a private placement 1,187,382 shares of common stock and subscription payable for $2,665,175 in cash; issued 33,333 shares of common stock for services at a fair value of $151,250; converted  $235,300 of the convertible debentures into 98,043 shares of common stock at a conversion price of $2.40. The Company further issued 1,902 shares of common stock for the interest payable of $4,564 associated with the convertible debentures. In addition, there was a cashless exercise of 95,238 warrants into 62,718 shares of common stock. During the nine months ended September 30, 2010, the Company issued 196,752 shares of common stock at a price of $6.60 per share for $1,298,550 in cash and common stock payable; received $200,000 for common stock subscriptions at a price of $2.10  per share to purchase 95,238 shares of common stock; issued 30,303 shares of common stock for services at a price of $6.60 per share at a fair value of $200,000; issued 74,074 shares of common stock at a price of $2.70 per share for cash of $200,000; issued 60,606 shares of common stock subscription payable at a price of $3.30 per share; issued 34,000 shares of common stock for services at a price of $6.60 per share at fair value. Also, the Company received $2,400 in cash for exercisable Class A warrants to purchase 667 shares of common stock at a price of $3.60 per share.

5.	STOCK OPTIONS AND WARRANTS

The Company adopted the OriginiOil, Inc., 2009 Incentive Stock  Plan (the “Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

During the nine months ended September 30, 2011, the Company granted 100,000 stock options during the period. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $4.20 and $9.60 per share.

9/30/2011
Risk free interest rate	0.95%-2.04%
Stock volatility factor	55.16%-271.95%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

5.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	9/30/2011
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	498,292	$7.10
Granted	100,000	4.20
Exercised	-	-
Forfeited/Expired	(225,829)	(6.88)
Outstanding, end of period	372,463	$6.45
Exercisable at the end of period	98,249	$4.01
Weighted average fair value of
options granted during the period		$4.20

The weighted average remaining contractual life of options outstanding issued under the Plan as of September 30, 2011 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.60	6,250	2,853	1.75
$6.90	209	58	1.75
$9.60	68,000	35,292	2.93
$8.40	3,334	1,650	3.03
$9.00	15,000	7,356	3.05
$6.90	81,669	27,901	3.64
$7.20	1,667	426	3.98
$4.50	33,334	7,117	4.15
$6.00	63,000	8,267	4.48
$4.20	100,000	7,329	4.72
	372,463	98,249

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended September 30, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended September 30, 2011 and 2010 is $291,012 and $272,942, respectively.

Warrants
During the nine months ended September 30, 2011, the Company granted 79,003 warrants for services. Compensation expense was determined using the Black Scholes pricing model.

9/30/2011
Risk free interest rate	1.51% - 2.51%
Stock volatility factor	55.0% - 66.35%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

5.	STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrant activity and related information follows:

	Nine Months Ended
	September 30, 2011
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of Period	1,273,271	$4.97
Granted	79,003	3.76
Exercised	(62,718)	-
Forfeited	(6,667)	2.10
Outstanding - end of Period	1,282,889	$4.09

At September 30, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$7.50	146,740	146,740	2.18
$9.30	336,673	336,673	2.75
$10.20	28,335	28,335	2.88
$9.00	21,669	21,669	3.07
$9.00	3,334	3,334	3.12
$8.70	3,334	3,334	3.12
$8.40	667	667	3.33
$8.70	5,000	5,000	3.66
$7.20	33,334	33,334	3.73
$5.70	7,334	7,334	3.85
$4.50	3,334	3,334	3.96
$4.20	8,334	8,334	3.98
$2.10	95,238	95,238	4.24
$4.20	33,334	33,334	4.00
$3.60	8,334	8,334	4.08
$4.50	33,334	33,334	4.15
$4.20	13,334	13,334	4.17
$6.00	166,668	166,668	4.23
$6.00	33,334	33,334	4.25
$1.80	222,222	222,222	4.33
$6.30	8,334	8,334	4.47
$5.70	4,001	4,001	4.50
$6.30	33,334	33,334	4.71
$4.20	33,334	33,334	4.96
	1,282,889	1,282,889

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The warrant compensation expense recognized in the statement of income at fair value during the nine months ended September 30, 2011 and 2010 is $248,507 and $292,800, respectively.

Through a private placement to purchase shares of common stock, the Company offered attached warrants with a cashless option to purchase additional shares of common stock, 95,238 warrants were exercised and converted into 62,718 shares of common stock during the nine months ended September 30, 2011.

6.	CONVERTIBLE DEBENTURE

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. The debentures have an aggregate principal amount of $1,176,500, and will become due and payable on July 11, 2012. The debentures may be converted at any time at the option of the investors into shares of common stock at a conversion price of $2.40 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debentures bear interest at the rate of 5% per annum increasing to 18% in the event of default. Interest is payable quarterly in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $2.40 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares are delivered after the date the quarterly interest payment is due). The warrants are exercisable for an aggregate of 392,170 shares of common stock at the option of the holder for a period of five years at an exercise price of $2.40 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

ASC Topic 815 provides guidance applicable to the convertible debentures issued by the Company in instances where the number into which a debenture can be converted is not fixed.  For example, when a convertible debenture converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,176,500 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount  representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debenture, which resulted in the recognition of $444,247 in interest expense for the period ended September 30, 2011, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$4.20
Conversion price for the debentures	$2.40
Dividend yield	0.00%
Years to Maturity	1
Rick free rate	0.17%
Expected volatility	65.75%

The value of the derivative liability at September 30, 2011 was $476,599.

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

.
On October 12, 2011, the Company issued 13,333 shares of its common stock in connection with renewing their facilities lease. In consideration of the shares issued the sublease was renewed for an additional five years ending  August 31, 2016.

On October 13 and 18, 2011, the Company issued an aggregate of 41,668 shares of the common stock, upon converting $100,003 in principal of the convertible debentures.

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

The OriginOil System is designed to control the harvesting of algae and intended to result in a concentrate which can be either converted by other companies into bio-oil, bio-gas or bio-carbon for refining into fuel and chemicals, or further separated into lipids and biomass for processing by other companies into valuable products.

At this early stage, to prove our system for wide-scale distribution and licensing, we must build, sell and support our system to companies developing such algae production systems. On March 28, 2011, we stated our intention to provide other technologies and integration services to early stage customers.

Our long-term business model is based on licensing this technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies. We are not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of developing sales distribution networks or engaging in volume manufacturing.

We have only been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities including the sale of our equipment to companies developing production systems.

Reverse Stock Split

Effective on August 11, 2011, a reverse stock split with a ratio of one-for-thirty, whereby each thirty issued and outstanding shares of common stock was combined into one share of common stock became effective (the “Reverse Split”).

Throughout this Quarterly Report on 10-Q, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.   References to a number of shares of common stock in our historical financial statements for the three and nine month period ended September 30, 2010, and for the year ended December 31, 2010 are reported on a post-Reverse Split basis.

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

-
On September 1, 2011, we announced that our delegates to the Algae World Australia Conference toured our next-generation algae extraction technology at a university-staffed site in North Queens Land, Australia.

-
On September 20, 2011, we announced that we will begin to work with the U.S. Department of Energy's Idaho National Laboratory to develop standards for converting biomass, including algae, into biofuels and other products.

-	On September 29, 2011, we announced that we have identified a new process to increase the efficiency of algae extraction without the use of toxic solvents.

-	On October 11, 2011, we announced that our first Single Step Extraction™ Production System had been shipped to Australia.

-	On October 27, 2011, we announced that our recent development of a new harvest pretreatment process was also found to substantially increase the growth rate of algae cultures.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2011, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

Results of Operation

Results of Operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Revenue	$0	$0	$142,500	$0

Operating Expenses	$1,474,978	$1,331,507	$3,353,708	$2,794,436

Loss from Operations before Other Income/(Expense)	$(1,478,180)	$(1,346,758)	$(3,219,310)	$(2,836,671)

Other Income/(Expense)	$5,358	$1	$2,438	$38

Loss Before Provision For Taxes	(1,472,822)	(1,346,757)	(3,216,872)	(2,836,633)

Income Taxes	0	0	0	0

Net Loss	$(1,472,822)	$(1,346,757)	$(3,216,872)	$(2,836,633)

Revenue

Revenue for the three months ended September 30, 2011 and 2010 were $0, respectively. Revenue for the nine months ended September 30, 2011 increased to $142,500 as compared to $0 for the nine months ended September 30, 2010. There were no associated costs of goods sold in any of the years represented. We received a deposit of $297,500 associated with a customer purchase order, which was recognized as deferred income on the balance sheet since the test for revenue recognition has not been met.

To date we have had minimal revenues due to our focus on product development and testing. Revenues earned were part of a purchase order from MBD Energy for a single step oil extraction and additional piece of equipment.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development and depreciation and amortization expense.

General and administrative expenses increased by $2,166 to $1,141,494 for the three months ended September 30, 2011, compared to $1,139,328 for the three months ended September 30, 2010. General and administrative expenses increased by $373,080 to $2,628,989 for the nine months ended September 30, 2011, compared to $2,255,909 for the nine months ended September 30, 2010. The increase in general and administrative expenses was due primarily to an increase in professional fees, and non-cash stock compensation cost.

Research and development cost increased by $141,305 to $333,484 for the three months ended September 30, 2011, compared to $192,179 for the three months ended September 30, 2010.  Research and development cost increased by $185,390 to $723,917 for the nine months ended September 30, 2011, compared to $538,527 for the nine months ended September 30, 2010. The increase in research and development costs was primarily due to an increase in salaries, consultant fees and outside services.

Net Loss

Our net loss increased by $126,065 to $1,472,822 for the three months ended September 30, 2011, compared to $1,346,757 for the three months ended September 30, 2010. Our net loss increased by $380,239 to $3,216,872 for the nine months ended September 30, 2011, compared to $2,836,633 for the nine months ended September 30, 2010. The majority of the increase is due to accounting for non-cash stock compensation expense. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At September 30, 2011 and December 31, 2010, we had cash of $1,311,881 and $238,424, respectively and working capital of $480,347 and $227,747, respectively.  This increase in working capital was due primarily to equity financing.  In July 2011, we issued debentures in an aggregate principal amount of $1,176,500 together with warrants to purchase an aggregate of 392,170 shares of our common stock resulting in gross proceeds of $1,000,000. We sold an aggregate of 578,855 shares of our common stock for aggregate proceeds of $1,389,251 in a private offering that commenced in April 2011 and ended in September, 2011.

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

Net cash used in operating activities was $(2,396,522) for the nine months ended September 30, 2011, compared to $(2,147,203) for the prior period September 30, 2010. The increase of $(249,319) in cash used in operating activities was due to an increase in prepaid expenses, work in progress, accounts payable, deferred income, and derivative liability. The net loss includes non-cash expenses of depreciation, stock issued for services, amortization of debenture discount, gain on change in derivative, and stock compensation expense. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $(114,196) for the nine months ended September 30, 2011, as compared to $(18,233) for the prior period September 30, 2010. The increase in cash used in investing activities was due to an increase in expenditures for tangible and intangible assets, and an increase in investments in the current period.

Net cash flows provided by financing activities was $3,584,175 for the nine months ended September 30, 2011, as compared to $1,936,608 for the prior period September 30, 2010. The increase in cash provided by financing activities was due to equity and debt financing.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter ended September 30, 2011, we issued an aggregate of 566,282 shares of common stock at a price of $2.40 for gross proceeds of $1,359,035.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

November 14, 2011