Form 10-K
period 2011-12-31
ORIGINOIL INC
filed 2012-04-09
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,754,894 based upon the closing sales price of the registrant’s common stock on June 30, 2011 of $3.90 per share (reflecting a 1-for-30 reverse stock split of registrant’s common stock effected on August 11, 2011). At March 29, 2012, 8,861,542 shares of the registrant’s common stock were outstanding.

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

ITEM 1. BUSINESS.

Organizational History

We were incorporated on June 1, 2007 under the laws of the State of Nevada.  We have only been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities.  Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our telephone number is (323) 939-6645. Our website address is www.originoil.com.  Our website and the information contained on our website are not incorporated into this Form 10-K.

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

At this early stage, to prove our system, we must build, sell and support our system to companies engaging in, or with plans to engage in,  large-scale algae production. On March 28, 2011, we stated our intention to provide other technologies and integration services to our early stage customers.

Our long-term business model is based on licensing this technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies. We are not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of developing sales distribution networks or engaging in volume manufacturing.

We have only been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, including the sale of our equipment to companies developing production systems.

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

Algae typically protect their oil behind a tough cell wall and the challenge is to harvest the oil.  Our technology and systems are intended to control the harvesting and oil extraction cycles in a high-speed, round-the-clock, streamlined industrial production of algae oil. With our technology and other technologies, oil can be extracted in a matter of days from algae cells. With our technology, we believe we can extract a higher volume of oil.

Instead of waiting hundreds of millions years for algae to become oil, OriginOil's breakthrough technology and systems can help transform algae into oil in a matter of days. At this early stage, to prove the systems, we must build, sell and support our systems to companies developing such algae production systems; and prospectively integrate other vendor technologies to assure an end-to-end solution.

Making the Process Viable

To help make the entire algae-to-oil process viable, OriginOil is developing a method for algae harvesting which does not use hazardous chemical solvents.

The process of dewatering and processing algae cells for final products has long represented a challenge — and a final hurdle — for the algae-to-oil industry. Algae cell walls are difficult to break down. Mechanical methods are energy-intensive and often ineffective. Commonly used chemical solvents such as benzene, ether or hexane are toxic and require special handling. Such practices increase operating costs and make it harder to site algae production systems.

In OriginOil's extraction unit, the flowing algae biomass is processed for harvesting using low-wattage, frequency-tuned electromagnetic pulses and other non-chemical methods.

We believe that overcoming this final hurdle for the algae industry will enable low-energy, environmentally-safe and viable, industrialized algae oil production.

Distribution Plan

We are currently proving and scaling up our technology by working with pilot, or strategic, customers.

Ultimately, we intend to distribute our technology through distribution and licensing deals with distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies.

OriginOil’s blend of strategic partnerships in the short to medium term, and distribution/licensing in the long term, offers, in our view, a host of potential advantages, including:

●	limited capital requirements;
●	no capital cost for manufacturing, no time wasted on building distribution;
●	collaborate with major players instead of competing with them; and
●	diversified revenue streams (large customer sales now, blending into licensing annuities).

Petroleum Alternatives Are Our Future

Driven by rising oil prices, Kyoto protocol and global warming concerns, countries worldwide are increasingly embracing petroleum alternatives such as ethanol, biodiesel and renewable gasoline, diesel and jet fuel, which can curb their dependence on imported oil with minimal infrastructure change. We believe the market for a new oil is proven and expanding rapidly.

OriginOil’s technology, based on algae, is targeted at fundamentally changing the world’s source of oil without disrupting the environment or food resources. An endless supply of this new oil can be used in many products like diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

We believe that only by industrializing the manufacture of new oil can the current and future demands of global industrialization be met.

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

Does Not Compete with Food

There is now a widespread understanding that first generation biofuels derived from food crops (such as corn ethanol or soy biodiesel) are not sustainable and their production contributed to shortages and/or increased prices in various food commodities. The national energy policy in many countries (including the United States and the U.S. Department of Defense) now contains a mandate to reduce the production and consumption of biofuels that compete with the human food chain in any manner, along with targets for increasingly larger production quotas for second generation and advanced biofuels derived from feedstocks such as algae so as to avoid shortages and increased prices in food supplies or markets.

Works with Existing Refineries

Unlike other solutions which bypass the existing refining infrastructure, algae production enables the production of fully compatible fuels. The petroleum industry has already announced plans to support the refining of biofuels. Of these, algae oil, or bio-crude created from the whole algae mass is most like petroleum in structure as it can be readily “cracked” into the lighter components of crude oil such as jet fuel, diesel, gasoline, solvents and plastics.

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

A Complete Solution to Produce a New Oil

Companies implementing algae oil production systems will need to know that they can generate product consistently at a competitive price. In our view, OriginOil’s processes can help ensure that these companies can confidently plan and invest in algae as a fuel and valuable set of by-products. Some of our industrial algae harvesting and dewatering processes have been tested up to field scale in Australia, and OriginOil is now in discussions with a number of other strategic partners and algae producers to enter expanded field scale implementation and validation of those processes, along with pilot testing of several new technologies that the company has in development.

Competitors

Our achievement of business success will be based on the validity of our technology which can only be determined after we have a complete and validated industrial process with a larger number of commercial-scale algae producer customers. At that time, we can begin to assess competitive issues, including our position in the industry and methods of competition.

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves.  We believe that the algae industry will be far too great for any one company to dominate, and companies will succeed that do not compete with their customers and partners.

With respect to our focus in harvesting and oil extraction technology, we are aware that Algae Ventures, Cavitation Technologies, Diversified Technologies, Evodos, New Oil Resources, Open Algae LLC, Phycal, SRS Energy (aka Solution Recovery Services), Unitel Technologies, Inc, Pall Energy Group and Smartflow Technologies are developing competing or possibly complementary technologies.

These companies have also advertised technology which they claim will enable the efficient production of algal oil and other algae culture derivatives. We believe that OriginOil has one or more advantages over some of the potential competitors, in that our process is free of the use of any chemicals, is highly scalable on a continuous flow process, and may be significantly lower in energy consumption. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our technology will produce more efficiently or cost-effectively than these other technologies.

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

Suppliers and Customers

Our ultimate business model is based on licensing this technology to prospective customers such as fuel refiners, chemical and oil companies.   We are not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of building machinery for customers to build refining plants.  The direct and indirect costs associated with our process for producing oil from algae and other biofuels, therefore, is not relevant to our business.

Until the market is sufficiently developed for licensing our technology, we are developing reference customers for products based on the technology.

Until recently, we had a single reference customer, MBD Energy. Our commercial relationship began with a purchase order dated 1 June 2010. We are currently completing work on a purchase order originally from July 2011, totaling $850,000. We are continuing to work with MBD Energy to deploy our technology on an increasingly larger scale.

In February 2012, we announced that we signed a commercial agreement with algae producer Aquaviridis to help develop the multi-phase algae production rollout at Aquaviridis’ Mexicali, Mexico site. Under the agreement we will provide our expertise to help develop growth and harvesting solutions and implement appropriate OriginOil technologies. The facility will also serve as a test bed for OriginOil innovations.

In February 2012, we also received a firm order from Ennesys (the French joint venture previously announced to supply OriginOil’s Algae Appliance™ harvester and other components for a test of urban algae production. The Ennesys demonstration is designed to test the suitability of algae production in helping large commercial buildings achieve a positive energy balance and natural water management, as envisioned by France’s RT 2020 sustainable energy framework. Partial funding is anticipated from regional government entities.

We may also soon begin to generate professional services billing from a joint venture announced in December 2011 with Future Energy Solutions Unlimited, Inc. (FES).  FES, with its wholly owned Australian subsidiary, Alternate Energy Systems Pty Ltd (AES), plans to carry out bankable feasibility studies supporting project development and project delivery for diversified biofuel refining centers in strategic locations around the world, particularly for the purpose of fulfilling U.S. and NATO military requirements for alternative fuels.

Government and Environmental Regulation

We are not aware of any existing or probable government regulations that would negatively impact on our operations.  As a licensor and/or provider of equipment to operators of algae production facilities we are not subject to government regulations of algae production, other than normal safety standards and certifications (such as UL or CE) for manufactured goods. However, our prospective customers are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with government regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

We are part of a new and emerging biofuels industry that may become subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of our technology.

Our long-term business model is based on licensing our technology to distributors, manufacturers, engineering firms, specialty operators, as well as, fuel refiners, chemical and oil companies, for building, installing and operating algae production systems in varied applications for bio-fuels, bio-chemicals, and animal feed and human nutritional feedstocks.  We are not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of developing sales distribution networks or engaging in volume manufacturing. As a result, we are not currently required to obtain government approval for the production, distribution, and/or use of our technology.

Intellectual Property

Since our business is based on licensing of our technology and not manufacturing oil, it is critical to us that we achieve one or more patents. We have filed the following patent applications with the U.S. Patent and Trademark Office:

1.
On July 28, 2007, to protect the intellectual property rights for “Algae Growth System for Oil Production” a utility Patent Application (11/829,883) was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry and Riggs Eckelberry, the Company’s founders. The Company is listed as the assignee.  On January 29, 2009 the application published with the publication number US 2009-0029445 A1.  We have received initial correspondence from the USPTO, with respect to this patent application.  A final rejection was mailed on April 26, 2011, a Request for Continued Examination and Amendment was filed on September 26, 2011.

2.
On May 23, 2008, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor” utility Patent Application (12/126,842) was filed with the USPTO. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. On November 26, 2009 the application published with the publication number US 2009-0291485 A1.  We have received initial correspondence from the USPTO, with respect to this patent application. A response to an Office Action was filed with the USPTO on February 28, 2012.

3.
On May 30, 2008, to protect the intellectual property rights for “Modular Portable Photobioreactor System” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

4.
On January 6, 2009, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In A Photobioreactor” a provisional Patent Application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry. The Company is listed as the assignee. This application is a Continuation In Part from a previously filed application. We have not received any correspondence from the USPTO, with respect to this patent application.

5.
On April 20, 2009, to protect the intellectual property rights for “Device and Method for Separation, Cell Lysing and Flocculation of Algae From Water” a provisional Patent Application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

6.
On July 13, 2009, to protect the intellectual property rights for “Algae Growth Lighting and Control System” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Scott Fraser, Vikram Pattarkine, Ralph Anderson and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

7.
On July 26, 2009, to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Paul Reep and Scott Fraser. The Company is listed as the assignee. This application was refiled as a provisional application on August 13, 2010. We have not received any correspondence from the USPTO, with respect to this patent application.

8.
On September 30, 2009, to protect the intellectual property rights for “Methods and Apparatus for Growing Algae on a Solid Surface” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are and Scott Fraser and Vikram Pattarkine. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

9.
On April 20, 2010, to protect the intellectual property rights for “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process Use Thereof” a provisional Patent Application was filed with the USPTO. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

10.
On June 18, 2010, to protect the intellectual property rights for “Bio-Energy Reactor” a Provisional Patent application was filed with the USPTO. The inventors listed on the patent application are Michael Green, and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

11.
On October 17, 2010, to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting of Algae Cells” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser and Brian Goodall. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this application.

12.
On October 19, 2010, to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting Algae Cells” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser, and Brian Goodall. The Company is listed as the assignee. This application contains improvements to the above application, where earlier priority date will be sought. We have not received any correspondence from the USPTO, with respect to this patent application.

13.
On October 18, 2010, to protect the intellectual property rights for “Systems and Methods for Extracting Non-Polar Lipids from an Aqueous Algae Slurry and Lipids Produced Therefrom” a provisional Patent Application was filed with the USPTO. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. The Company is listed as the assignee.  On April 28, 2011 the application published with the publication number US 2011-0095225 A1.  We have received initial correspondence from the USPTO, with respect to this patent application.

14.
On March 18, 2011, to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

15.
On April 25, 2011, to protect the intellectual property rights for “Multi-Plane Growth Apparatus and Method” a provisional Patent Application was filed with the USPTO. The inventor listed on the patent application is Chris Beaven. The Company is listed as the assignee. The invention was re-filing as a provisional patent application. We have not received any correspondence from the USPTO, with respect to this patent application.

16.
On May 21, 2011, to protect the intellectual property rights for “Systems and Methods for Monitoring and Controlling Process Chemistry Associated with Biomass Growth, Oil Product and Oil Separation in Aqueous Mediums” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Paul Reep and Gavin Grey. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

17.
On June 16, 2011, to protect the intellectual property rights for “Bio-Energy Reactor” a Utility Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green and Nicholas Eckelberry. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application. On December 22, 2011 the application published with publication number US-2011-0308962-A1.

18.
On June 17, 2011, the above provisional application was converted to a PCT application, which embraces improvements made to the previously sought claims to strengthen this invention, which directly converts solar energy to electrical energy via an algal and water medium. The inventors listed on the patent application are Michael Green and Nicholas Eckelberry. We are listed as the assignee. We have not received any correspondence from the USPTO, with respect to this application.

19.
On August 10, 2011, to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae without Cell Sacrifice” a Utility Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green and Paul Reep. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application. On 29 February 2012, the application published with publication number US-2012-0040428-A1.

20.
On August 12, 2011, to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae Without Cell Sacrifice” a PCT Application was filed with the USPTO. The inventors listed on the patent application are Michael Green and Paul Reep. The Company is listed as the assignee. We have not received any correspondence from the USPTO, with respect to this patent application.

21.
On August 19, 2011, to protect the intellectual property rights for “Systems and Methods for Monitoring and Controlling Algae Growth and Harvesting Cellular Mass and Intracellular Products” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are William Charneski, Paul Reep and Gavin Gray. We have not received any correspondence from the USPTO, with respect to this patent application.

22.
On September 7, 2011, to protect the intellectual property rights for “Apparatuses, Systems and Methods for Increasing Contact Between Solutes and Solvents in an Aqueous Medium” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Gray, Jose L Sanchez Pina and Maxwell Roth. We have not received any correspondence from the USPTO, with respect to this patent application.

23.
On October 14, 2011, to protect the intellectual property rights for “Systems and Methods For Developing Terrestrial and Algal Biomass Feedstocks and Bio-Refining the Same” a provisional Patent Application was filed with the USPTO. The inventor listed on the patent application is Paul Reep.

24.
On October 14, 2011, to protect the intellectual property rights for “Algae Harvesting Appliance” a provisional Patent Application was filed with the USPTO. The inventors listed on the patent application are William Charneski and Riggs Eckelberry.

25.
On October 14, 2011, to protect the intellectual property rights for “Systems, Methods And Apparatuses For Dewatering, Flocculating And Harvesting Algae Cells” a Utility Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry.

26.
On October 14, 2011, to protect the intellectual property rights for “Systems, Methods And Apparatuses For Dewatering, Flocculating And Harvesting Algae Cells” a Utility Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry.

27.
On October 18, 2011, to protect the intellectual property rights for “Systems, Methods and Apparatuses For Dewatering, Flocculating and Harvesting Algae Cells” a PCT application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry. The Company is listed as the assignee.

28.
On October 24, 2011 to protect the intellectual property rights for “Method for Extracting Intracellular Products from Microorganisms Using Gas Embolism” a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Ken Reynolds, Paul Reep, Michael Green, and Alex Leshnick.

29.
On November 8, 2011 to protect the intellectual property rights for “A System, Method And Apparatus To Produce Dewatered And Densified Algae Biomass” a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Riggs Eckelberry and William Charneski.

30.	On November 11, 2011 to protect the intellectual property rights for our company logo “O”, a trademark application was filed with the USPTO.

31.	On November 11, 2011 to protect the intellectual property rights for our company logo “OriginOil”, a trademark application was filed with the USPTO.

32.
On January 30, 2012 to protect the intellectual property rights for “Systems and Methods For Harvesting and Dewatering Algae” a provisional patent application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry.

We abandoned the pursuit of two provisional patent filings filed in 2008 relating to “In-Line Lysing And Extraction System For Microorganisms” and “Renewable Carbon Sequestering Method Of Producing Pollution Free Electricity”.  Neither patent is required for our business or products and we are focusing our efforts on the patent applications listed above.

Employees

As of March 26, 2012, we have 10 full-time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.  On 15 March 2011, Paul Reep joined the company as Senior Vice President for Technology, taking over the functions of our former Chief Technology Officer, Dr. Brian Goodall.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have a limited operating history which makes it difficult to evaluate our business and prospects.

We were formed in June 2007 and are currently developing a new technology that has not yet gained market acceptance. As such, we have a limited operating history upon which you can base an evaluation of our business and prospects. Since we have not been profitable, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. To address these risks and uncertainties, we must do among the following:

●	Successfully execute our business strategy;
●	Respond to competitive developments; and
●	Attract, integrate, retain and motivate qualified personnel;

There can be no assurance that at this time we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2011 and 2010, we had working capital (deficit) of $(1,068,155) and $227,747, respectively, and shareholders' equity (deficit) of $(798,294) and $361,416, respectively. For the years ended December 31, 2011 and 2010, we incurred net losses of $(5,649,043) and $(4,480,600). As of December 31, 2011, we had an aggregate accumulated deficit of $(16,997,083). We may never achieve profitability.The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We will need significant additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to continue our operations. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have incurred substantial indebtedness and is in default under its indebtedness.

As of March 29, 2012, we have outstanding loans (including accrued interest) of approximately $1,851,612 including, but not limited to, original issue convertible debentures in the principal amount of $816,055 and convertible notes of approximately $1,035,557. All such debt is payable within the following twelve months. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:
.

●
make it more difficult for us to satisfy our obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in event of defaults under the loan agreements and instruments governing the indebtedness;

●
require us to dedicate a substantial portion of our cash flow from operations to payments on  indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

●	limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

●
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant. Additionally, the terms of any future debt that we may incur may impose requirements or restrictions that further affect our financial and operating flexibility or subject us to other events of default.

Our revenues are dependent upon acceptance of our technology and products by the market; the failure of which would cause us to curtail or cease operations.

We believe that most of our future revenues will come from the sale or license of our technology and systems. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our technology and systems. There can be no assurance that businesses and prospective customers will adopt our technology and systems, or that businesses and prospective customers will agree to pay for or license our technology and systems. In the event that we are not able to develop a customer base that purchases or licenses our technology and systems, or if we are unable to charge the necessary prices or license fees, our financial condition and results of operations will be materially and adversely affected.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with a minimal number of employees. With the start of our planned principal activities, we expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We may not be able to successfully develop and commercialize our technology and systems which would result in continued losses and may require us to curtail or cease operations.

We are currently commercializing our technology. We are unable to project when we will achieve profitability, if at all. As is the case with any new technology, we expect the research and development process to continue. We cannot assure that our engineering resources will be able to develop our technology and systems fast enough to meet market requirements. We can also not assure that our technology and systems will gain market acceptance and that we will be able to successfully commercialize the technologies. The failure to successfully develop and commercialize the technologies would result in continued losses and may require us to curtail or cease operations.

Our ability to produce and distribute commercially viable bio-fuel is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we will use to transform algae into a new form of oil have never been utilized on a full-scale commercial basis. Our technology and systems, while intended to create a new bio-fuel feedstock for many products such as diesel, gasoline, jet fuel, plastics and solvents, is in fact a new bio-fuel that may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

If a competitor were to achieve a technological breakthrough, our operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing the use of algae, bacteria and other micro-crops and other methods for creating biomass and other alternative fuels. Should a competitor achieve a research and development, technological or biological breakthrough where production costs are significantly reduced, or if the costs of similar competing products were to fall substantially, we may have difficulty attracting customer licensees. In addition, competition from other technologies considered “green technologies” could lessen the demand for the end-products produced by our technology. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on our business.

Any competing technology that produces biomass of similar quality, at a superior growth rate and more cost efficient than ours, could render our technology obsolete. In addition, because we do not have any issued patents, we may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as we use to achieve our results. Any of these competitive forces may inhibit or materially adversely affect our ability to attract customer licensees, or to obtain royalties or other fees from our customer licensees. This could have a material adverse effect on our business, prospects, results of operation and financial condition.

Our long-term success depends on future royalties paid to us by licensees, and we face the risks inherent in a royalty-based business model.

We intend to generate revenue through the licensing of our technology and systems, and our long-term success depends on future royalties paid to us by prospective customer licensees. The amount of royalty payments we may receive is expected to be based upon the revenues generated by our prospective customer licensees’ operations, and so we will be dependent on the successful operations of our prospective customer licensees for a significant portion of our revenues. We face risks inherent in a royalty-based business model, many of which are outside of our control, including those arising from our reliance on the management and operating capabilities of our customer licensees and the cyclicality of supply and demand for end-products produced using our technology. Should our prospective customer licensees fail to achieve sufficient profitability in their operations, our royalty payments would be diminished and our results of operations, cash flows and financial condition could be adversely affected, and any such effects could be material.

We rely on strategic partners.

We rely on strategic partners to aid in the development and marketing of our technology and processes. Should our strategic partners not regard us as significant to their own businesses, they could reduce their commitment to us or terminate their relationship with us, pursue competing relationships or attempt to develop or acquire products or services that compete with the end-products produced using our technology. Any such action could materially adversely affect our business.

A lack of government subsidies for the biofuels industry may hinder the usefulness of our technology.

Our business model is based on licensing our technology to distributors, manufacturers, engineering service firms, specialty operators, as well as, fuel refiners, chemical and oil companies, for building, installing and operating algae production systems in varied applications for bio-fuels, bio-chemicals, and animal feed and human nutritional feedstocks.  We are not in the business of producing and marketing oil or fuel, based on algae, as an end product, nor of building machinery for customers to build refining plants.  As a result, our business is not currently subject to government regulation for the production, distribution, and/or use of its technology.

We are however part of a new and emerging biofuels industry that may be subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of our technology. There is no assurance that the biofuels industry, or any industry we market to, will have the need or the financial ability to use our technology. If government regulations on the electrical industry or fossil fuel industry were enacted, it may affect the outlook for oil from algae.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including T. Riggs Eckelberry, who has been critical to the development of our technology and business. The loss of the services of Mr. Eckelberry would have a material adverse effect on our operations. We do not have an employment agreement with Mr. Eckelberry. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition to a company with profitable company commercialized products and services. If we were to lose Mr. Eckelberry, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

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

Risks Related to Our Intellectual Property

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to the technology that we intend to license will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent, trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of our confidential know-how and trade secrets.

We have filed patent applications with respect to many aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents and we may face delays and difficulties in obtaining these patents, or we may not be able to obtain such patents at all.

Outside of these patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at customer sites in the future, which we do not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise our ability to continue to protect such technology as a trade secret.

While we are not currently aware of any infringement or other violation of our intellectual property rights, monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If we learned that a third party was in fact infringing or otherwise violating our intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

From our customer licensee’s standpoint, the strength of the intellectual property under which we intend to grant licenses can be a critical determinant of the value of these licenses. If we are unable to secure, protect and enforce our intellectual property, it may become more difficult for us to attract new customers.  Any such development could have a material adverse effect on our business, prospects, financial condition and results of operations.

Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents and we may face delays and difficulties in obtaining these patents, or we may not be able to obtain such patents at all.

Patents are a key element of our intellectual property strategy. We have  over twenty  currently pending patent applications in the United States but, to date, no patents have issued from these applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

Our ability to obtain patent protection for our technologies is uncertain due to a number of factors, including that we may not have been the first to make the inventions covered by our pending patent applications or to file patent applications for these inventions.

Further, changes in U.S. and foreign patent law may also impact our ability to successfully prosecute our patent applications. For example, the United States Congress and other foreign legislative bodies may amend their respective patent laws in a manner that makes obtaining patents more difficult or costly. Courts may also render decisions that alter the application of patent laws and detrimentally affect our ability to obtain patent protection.

Even if patents do ultimately issue from our patent applications, these patents may not provide meaningful protection or commercial advantage. Patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from our applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar us from licensing our technology and bar us or our future licensees from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from our applications may also be challenged by our competitors on the basis that they are otherwise invalid or unenforceable.

We may face claims that we are violating the intellectual property rights of others.

We may face claims, including from direct competitors, other energy companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We have not conducted infringement, freedom to operate or landscape analyses, and as a result we cannot be certain that our technologies and processes do not violate the intellectual property rights of others. We expect that we may increasingly be subject to such claims as we begin to earn revenues and our market profile grows.

We may also face infringement claims from the employees, consultants, agents and outside organizations we have engaged to develop our technology. While we have sought to protect ourselves against such claims through contractual means, we cannot provide any assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop.

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our current technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to license our technology, which might cause us to cease operations.

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if any license agreements provide that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of our technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

Any claims brought against us or any customer licensees alleging that we have violated the intellectual property of others could have negative consequences for our financial condition, results of operations and business, each of which could be materially adversely affected as a result.

Risks Related to Our Common Stock

There may be a limited public market for our securities.

Trading in our common stock continues to be conducted on the electronic bulletin board in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

We may be unable to list our common stock on NASDAQ or on any securities exchange.

Our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Although we may apply to list our common stock on NASDAQ or the NYSE Amex in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum bid price per share and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the NYSE Amex or another trading venue, our common stock will continue to trade on electronic bulletin board in the over-the-counter market.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $1.50 to a high of $6.30 (as adjusted to retroactively give effect to the Reverse Split) on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. In particular, Mr. Eckelberry, our Chief Executive Officer and Chairman, has entered into a pre-arranged stock trading plan with a broker to sell up to a maximum of 61,537 shares, after giving effect to the Reverse Split. As of March 28, 2012 and after giving effect to the Reverse Stock Split, Mr. Eckelberry has sold 59,809 shares under the plan and beneficially owns 1,204,690 shares of our common stock. Mr. Eckelberry may amend the said plan in the future to permit further sales under the plan. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

Our stock is subject to the penny stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock could be further diluted as the result of the issuance of additional shares of common stock, convertible securities, warrants or options.

In the past, we have issued common stock, convertible securities (such as convertible debentures and notes ) and warrants in order to raise money. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations.  In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.  It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting.  In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 5645 West Adams Blvd., Los Angeles, CA 90016. We rent 7,500 square feet of space in a corporate building at a current monthly rent of $10,123.78. Our lease expires August 31, 2016.

ITEM 3. LEGAL PROCEEDINGS.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “OOIL”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. Where applicable, the prices set forth below give retroactive effect to our one-for-thirty reverse stock split which became effective on August 11, 2011.

	Fiscal Year 2010
	High	Low
First Quarter	$10.50	$7.50
Second Quarter	$9.00	$6.00
Third Quarter	$7.50	$2.40
Fourth Quarter	$6.60	$3.30

	Fiscal Year 2011
	High	Low
First Quarter	$8.10	$5.40
Second Quarter	$6.00	$3.30
Third Quarter	$5.90	$1.95
Fourth Quarter	$2.48	$1.53

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders
As of March 29, 2012, we had approximately 373 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

On July 1, 2009, we instituted the OriginOil 2009 Incentive Stock Plan (the “Plan”), after approval by the Board of Directors and a majority of our shareholders.  The purpose of the Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in our growth and performance.

Under the Plan, 500,000 shares of our common stock were reserved for use after giving effect to the Reverse Split.  The Plan shall be administered by our Board of Directors.

The following table summarizes information as of the close of business on December 31, 2011 about the Plan as adjusted for the Reverse Split.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	351,130	$6.14	148,870
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	351,130	$6.14	148,870

During the years ended December 31, 2011 and 2010, after giving effect to the Reverse Split, the Company granted 223,334 and 388,838 stock options, respectively. The stock options granted during 2011 and 2010 vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested, and are exercisable for a period of five years from the date of grant at an exercise price between $4.20 and $6.90 per share after giving effect to the Reverse Split.  At December 31, 2011, 66,455 options are exercisable by their holders after giving effect to the Reverse Split.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2011 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

In connection with Paul Reep’s appointment as Senior Vice President of Technology, on March 15, 2011 he was granted five-year options to purchase 100,000 shares of our common stock at an exercise price of $6.90, as adjusted to give effect to the Reverse Split. The options vest in sixteen equal quarterly installments with the first installment on August 15, 2011. In addition, on each of June 15, 2011, September 16, 2011 and December 15, 2011, Mr. Reep was issued a five year warrant to purchase 33,334 shares of common stock (100,002 shares of common stock in the aggregate) at an exercise price of $6.90, as adjusted to give effect to the Reverse Split.

During the first quarter of 2011, we granted to a certain service provider a five year warrant to purchase 8,334 shares of our common stock at an exercise price of $6.30 per share, after giving effect to the Reverse Split.

During the second quarter of 2011, we issued an aggregate of 116,793 shares of common stock at a price of $2.40 for gross proceeds of $232,286. In addition, we issued 62,718 shares of common stock through a cashless exercise of warrants.

During the third quarter of 2011, we granted to certain advisers and consultants five year warrants to purchase an aggregate amount of 80,000 shares of our common stock at an exercise price of $1.90 per share.

During the fourth quarter of 2011, we issued 45,834 shares of our common stock for services provided.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

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

Throughout this Annual Report on Form 10-K, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

Recent Developments

●
On May 11, 2011, we announced our participation in Ennesys SAS, a French joint venture with UK-based Pacific Junction (PJC UK), and that Ennesys is working with large institutions to develop two separate large-scale algae projects in eco-buildings and marine fuels. OriginOil is an equity partner in Ennesys with Pacific Junction. On April 29, 2011, we paid PJC UK $20,000 for its shares, which PJC UK had reserved for OriginOil at the inception of Ennesys SAS in late 2010. On April 26, 2011, we executed a co-venture agreement with Ennesys, pursuant to which we shall sell equipment and related services to Ennesys from time to time under the terms of a global cooperation agreement. On March 8, 2012, the Company received a firm order from Ennesys to supply a test scale version of its Algae Appliance™ harvester, and its Quantum Fracturing™ CO2 feeding technology for a test of urban algae production near Paris, France. The Purchase Order for the initial purchase totals $30,000 to be paid in full within ninety (90) days.

●
On May 23, 2011, we announced that we received a firm order for a large-scale extraction system from MBD. Recently, MBD increased the order due to changes in configuration, and issued a purchase order on July 29, 2010. The total value of the purchase order is $850,000 of which $297,500 or 35% was paid on August 5, 2011. On February 1, 2012, the Company received milestone payments totaling $187,500 on this purchase order, triggering shipment notification of the principal components of the large-scale extraction system. On that day, MBD also made its final payment of $33,750 signifying final acceptance of a Mobile Unit ordered under a previous purchase order totaling $150,000.

●	On July 27, 2011, we announced that we have selected Pacific Advanced Civil Engineering, Inc. to fast-track the rollout of our Single Step Extraction systems.

●	On August 4, 2011, we announced that we have developed a real-time control network to supervise continuous algae harvesting operations at very large algae productions sites.

●
On September 1, 2011, we announced that our delegates to the Algae World Australia Conference toured our next-generation algae extraction technology at a university-staffed site in North Queens Land, Australia.

●
On September 20, 2011, we announced that we will begin to work with the U.S. Department of Energy's Idaho National Laboratory to develop standards for converting biomass, including algae, into biofuels and other products.

●	On September 29, 2011, we announced that we have identified a new process to increase the efficiency of algae extraction without the use of toxic solvents.

●	On October 11, 2011, we announced that our first Single Step Extraction™ Production System had been shipped to Australia.

●	On October 27, 2011, we announced that our recent development of a new harvest pretreatment process was also found to substantially increase the growth rate of algae cultures.

●	On November 16, 2011, we announced Algae Appliance™, a commercial entry-level algae harvesting system that will help producers process algae at very low cost and without chemicals.

●	On November 30, 2011, we announced the appointment of Dr. Thomas H. Ulrich, a former Idaho National Laboratory scientist, to our board of advisors.

●	On December 8, 2011, we announced a new research agreement U.S. Department of Energy’s Idaho National Laboratory.

●
On January 13, 2012, we announced that we plan to co-develop an integrated system with the U.S. Department of Energy’s Idaho National Laboratory for direct conversion of raw algae into a renewable crude oil that can be used by existing petroleum refineries.

●
On February 3, 2012, we announced that Algae producer Aquaviridis, Inc. has signed a commercial agreement with us to help develop the multi-phase algae production rollout at its Mexicali, Mexico site, a potential model for algae sites throughout the North American Free Trade Agreement (NAFTA) region, with a focus on desert areas of the American Southwest and Mexico.

●
On February 7, 2012, we announced that we demonstrated our low-energy Algae Appliance™ to industry executives from a workshop hosted by the National Algae Association at the University of Southern California.

●	On February 15, 2012, we announced that we have named Melbourne-based Frontline Engineering Australia as our first certified support partner worldwide.

●	On February 24, 2012, we announced a new company study indicating for the first time that algae producers worldwide can now make transportation fuels cost-effectively themselves.

●
On March 8, 2012, we announced that we received a firm order from Ennesys to supply a test scale version of its Algae Appliance™ harvester, and its Quantum Fracturing™ CO2 feeding technology for a test of urban algae production near Paris, France. The purchase order for the initial purchase totals $30,000 to be paid in full within ninety (90) days.

●
On March 23, 2012, we announced the introduction of the evaluation-sized Algae Appliance Model 4, a new entry-level, low-cost algae harvester that we believe will make it easier, faster and cheaper for producers and researchers to try and buy our proprietary harvesting technology. Driven by what we believe to be a major design breakthrough, the new price point of the Algae Appliance™ Model 4 is expected to greatly accelerate adoption of OriginOil’s chemical-free, continuous-flow, very low-energy system.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities .

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2011, and the Company adopted certain pronouncements during the period.

OOIL

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Year Ended
	December 31, 2011	December 31, 2010
Revenue	$180,000	$45,500

Operating Expenses, Depreciation and Amortization	5,370,697	4,523,714

Loss from Operations before Other Income/(Expense)	(5,190,697)	(4,478,214)

Other Income/(Expense)	(401,244)	(2,386)

Net Loss	$(5,591,941)	$(4,480,600)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2011 increased to $180,000 as compared to $45,500 for the year ended December 31, 2010. The costs of goods sold  increased  to $57,102 as compared to  $0 for the prior year ended December 31, 2010. We received deposits associated with a customer’s  purchase order, which was recognized as deferred income on the balance sheet since the criteria for revenue recognition has not been met.

To date we have had minimal revenues due to our focus on product development and testing. Revenues earned were part of a purchase order from MBD Energy for a Single Step Oil Extraction™ system and additional piece of equipment.

Operating Expenses, Depretiation and Amortization

Operating expenses increased by $881,517 to $5,359,202 for the year ended December 31, 2011 compared to $4,477,685 for the year ended December 31, 2010.

Operating expenses consist of general and administrative expenses, research and development and depreciation and amortization expense.

General and administrative expenses increased by $398,115 to $4,213,453 for the year ended December 31, 2011, compared to $3,815,338 for the year ended December 31, 2010. The increase in general and administrative expenses was due primarily to an increase in professional fees, and non-cash stock compensation cost.

Research and development cost increased by $483,402 to $1,145,749 for the year ended December 31, 2011, compared to $662,347 for the year ended December 31, 2010.  The increase in research and development costs was primarily due to an increase in salaries, consultant fees and outside services.

Depreciation and amortization expense decreased by $34,534 to $11,495 for the year ended December 31, 2011 compared to $46,029 for the year ended December 31, 2010. The decrease was mainly attributable to leasehold improvements which had become fully depreciated in 2010.

Net Loss

Our net loss increased by $1,168,443 to $5,649,043 for the year ended December 31, 2011, compared to $4,480,600 for the year ended December 31, 2010. The majority of the increase is due to an increase in professional fees and  research and development fees. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At December 31, 2011 and December 31, 2010, we had cash of $197,868 and $238,424, respectively and a working deficit of $1,068,155 compared to a working capital of $227,747 in the prior period.  This increase in working deficit was due primarily to accounting for the convertible promissory notes and the discounts associated with the notes.  In July 2011, we issued in a private offering debentures in an aggregate principal amount of $1,176,500 together with warrants to purchase an aggregate of 392,170 shares of our common stock resulting in gross proceeds of $1,000,000. As of December 31, 2011, three debenture holders have converted an aggregate principal amount of$335,303 into an aggregate of 139,711 shares of common stock. During the third quarter of 2011, we sold an aggregate of 558,040 shares of our common stock for aggregate proceeds of $1,339,250 in a private offering. During the fourth quarter of 2011, we raised an aggregate of $251,250 in an offering of unsecured subordinated convertible notes and warrants. During the first quarter of 2012, we raised an aggregate of $926,826 in an offering of unsecured subordinated convertible notes and shares. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $(3,728,294) for the year ended December 31, 2011, compared to $(2,728,430) for the prior period December 31, 2010. The increase of $(999,864) in cash used in operating activities was due to an increase in prepaid expenses, work in progress, accounts payable, deferred income, and derivative liability. The net loss includes non-cash expenses of depreciation, stock issued for services, amortization of debenture discount, gain on change in derivative, and stock compensation expense. Currently operating costs exceed revenue because sales are not yet significant. Net cash flows used in investing activities was $(147,687) for the year ended December 31, 2011, as compared to $(43,233)for the prior period December 31, 2010. The increase in cash used in investing activities was due to an increase in expenditures for tangible and intangible assets, and an increase in investments in the current period.   Net cash flows provided by financing activities was $3,835,425 for the year ended December 31, 2011, as compared to $2,653,908 for the prior period December 31, 2010. The increase in cash provided by financing activities was due to equity and debt financing.

To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from a recently completed private placement together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Related Party Transactions

We are currently not party to any related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Based on an assessment, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2011 were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s annual report on internal control over financial reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have assessed the effectiveness of our  internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting—Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believed that, as of December 31, 2011, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This annual report does not include an attestation report of our  independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”:

As previously reported, during November 2011, we issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November Notes”). During December 2011, we issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December Notes”). As a result of an exchange, $20,000 in principal amount of November Notes were exchanged for like principal amount of December Notes. Accordingly, as of December 31, 2011, there were November Notes in the aggregate principal amount of $12,500 outstanding and December Notes in the aggregate principal amount of $238,750 outstanding.

The November Notes have a five-year term and are convertible into shares of our common stock at a conversion price of $2.40 per share. The November Notes are subordinated to the convertible debentures and cannot be repaid or converted into our shares of common stock until the convertible debentures are paid in full. Interest on the November Notes is calculated each quarter on the aggregate unconverted outstanding principal amount of the note, and is payable at the per annum rate of two (2) shares of common stock for each $100 outstanding principal of the note. If the market price per share is less than $2.40 then the interest will be paid in cash at 4.8% of the outstanding principal note. Interest is payable quarterly, upon redemption and at maturity as long as the convertible debentures have been paid in full.

The December Notes have a one-year term and are convertible into shares of our common stock at a conversion price of $1.75 per share. The December Notes are subordinated to the convertible debentures and cannot be repaid or converted into shares of our common stock until the convertible debentures are paid in full. If our convertible debentures continue to be outstanding on July 13, 2012, then, we are obligated to issue to the holders of December Notes such additional number of shares of common stock that are issuable upon conversion of the  December Notes without reducing the outstanding principal due upon the December Notes. The December Notes accrue interest at 8% per annum and is payable on the conversion date and at maturity as long as the convertible debentures have been paid in full. The December Notes are also redeemable by us, at the investor’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest. The December Notes were issued with detachable three (3) year warrants to purchase an aggregate of 272,862 shares of common stock at an exercise price of $1.75 (the “December Warrants”).

During the subsequent period through April 6, 2012, the Company issued unsecured subordinated convertible notes (the “January Notes”) in the aggregate principal amount of $754,326 together with 659,402 shares of common stock. The January Notes have a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In the event the note is converted in full prior to maturity, the holder is entitled to one additional share of common stock for each share converted. The January Notes are subordinated to the Convertible Debentures and cannot be repaid or converted into shares of common stock of the Company until the Convertible Debentures are paid in full. The January Notes accrue interest at 8% per annum and are payable on the conversion date and at maturity as long as the Convertible Debentures have been paid in full. The January Notes are also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

In addition, during the subsequent period through April 6, 2012, the Company received an additional $332,500 to purchase January Notes in the aggregate principal amount of $332,500 together with 334,289 shares of common stock which shares have not yet been issued.

During the subsequent period through April 6, 2012, November and December Notes in the aggregate principal amount of $190,250 and warrants to purchase an aggregate of 127,200 shares of common stock have been exchanged for January Notes in the aggregate principal amount of $190,250 and 138,720 shares of common stock, 72,000 of which have not yet been issued.

During the subsequent period through April 6, 2012, the Company issued 409,001 shares of common stock for services at fair value of $715,752.

During the subsequent period through April 6, 2012, the Company issued 4,000 stock options with an exercise price of $1.80 per share and expires January 1, 2016.

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

The securities offered will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	60	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Ivan Ivankovich	45	Director

Paul Reep	61	Senior Vice President of Technology and Director

Steven Glovsky	48	Director*

*Mr. Glovsky was appointed to serve on the board of directors effective April 9, 2012

T. Riggs Eckelberry - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Mr. Eckelberry has served as our Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer since our inception in June 2007. Mr. Eckelberry, co-inventor of the Company’s technology, brings his veteran technology management skills to the alternative energy sector. In 2007, he developed and launched OriginOil. As President and COO of CyberDefender Corporation from 2005 to 2006, he was instrumental in building the company and its innovative product line, helping to achieve initial funding and a public company filing at the end of 2006. Previously, as founder and President of TechTransform, a technology consulting firm, he specialized in high tech launches and turnarounds, helping to turn around YellowPages.com in 2004, resulting in its sale for $100 million to SBC/BellSouth, and in 2003 helping to make Panda Software a key player in the US market as the General Manager of its US unit. During the high tech boom of the 1990s, he was responsible for the global brand success of the software product, CleanSweep; as Chief Operating Officer of MicroHouse Technologies, he drove record sales and a modernization of the company’s technology, helping to achieve a successful sale of the company to Earthweb; and as VP Marketing of venture-backed TriVida, he was a key member of the team that commercialized the company’s technology and achieved the sale of this technology company to BeFree, Inc. (now part of ValueClick: VCLK).  As one of the founders of the Company and a recognized expert in the algae oil area, Mr. Eckelberry’s experience and qualifications are essential to the Board of Directors.

Ivan Ivankovich - Director

Mr. Ivankovich has served as our director since our inception in June 2007. Ivan Ivankovich has over 20 years of financial and operational expertise. Since 2006 to present, he has served as consultant and advisor to several technology companies. From 2005 to 2006, he served as the managing director of VisionPoint Capital, a boutique investment bank, advising clients in the middle market. From 2003 to 2005, he served as the Chief Financial Officer of YellowPages.com, an on-line directory of national and local merchants. Prior to YellowPages.com, from 2001 to 2003, he served as Vice President of Portfolio Operations at Platinum Equity, a global acquisition firm where he managed and operated certain of its portfolio companies. Over the years, he also served as a senior financial executive for venture-backed companies such as, HealthAllies and TriVida Corporation, which was acquired by Befree Inc. (now part of ValueClick: VCLK). He started his career with Ernst & Young in their audit practice in Los Angeles. A Certified Public Accountant and a member of the California Society of CPAs, he earned his B.A. in Business Economics with an emphasis in accounting from the University of California, Santa Barbara.  Mr. Ivankovich’s financial experience is invaluable to the Company and necessary to the function of the Board of Directors at this point in its development.

Paul Reep – Senior Vice President of Technology and Director

Mr. Reep has served as our Senior Vice President of Technology and director since March 2011. With more than 25 years of senior management experience in technology and engineering, Mr. Reep has a proven ability for facilitating government and private sector partnerships, including a major multi-agency technology transfer initiative with the Departments of Commerce, Energy, Interior, Agriculture, and the Environmental Protection Agency. The result of this work is still ongoing at the Department of Energy, where bio-energy is a key mission area.  Mr. Reep joins the Company from the USC Stevens Institute for Innovation where he served as Manager of Technology Advancement and Licensing from 2007 to 2011.  Prior to his work at the USC Stevens Institute for Innovation, Mr. Reep was President and Chief Technology Officer of Manakoa Services from 2005 to 2007.  Mr. Reep also served as the Chief Technology Officer of Applied DNA Sciences from 2004 to 2007.  Paul’s experience with developing technology companies contributes to the Board of Directors during this stage in the Company’s growth.

Steven Glovsky – Director

Mr. Glovsky is currently a consultant of a robotics company that designs and builds mobile robots for use in manufacturing. Prior to that from 2008 until 2009, he served as Director of Enrollment for Adult Studies at Aquinas College, managed by the Institute for Professional Development (a division of Apollo Group (NASDAQ:APOL). From 2000 until 2008, Mr. Glovsky served as a consultant to a number of technology and media companies, where he advised the Chief Executive Officers and Division Managers on strategic, product, business and financial matters; including MaxPreps, Inc. (acquired by CBS), a leading online sports publisher, Adstar, Inc. (NASDAQ: ADST), a technology company in the publishing industry and Titan (NYSE:TTN - acquired by L-3 Communications), a leading provider of information and communications products, solutions, and services to government entities. Among his responsibilities at AdStar, Mr. Glovsky managed the initial set up and implementation of Sarbanes-Oxley and SAS70 regulatory requirements. Prior to this Mr. Glovsky was a Senior Manager at Arthur Andersen in the turnaround and bankruptcy practice. Mr. Glovsky also spent five years in the banking industry at Bank of America where he managed an employee compensation program for 6,000+ employees and Security Pacific National Bank where he built and managed compensation programs for four operating divisions. Mr. Glovsky is a non-practicing attorney of law. He received his Juris Doctor from the University of Southern California Law Center and Bachelor of Arts from Tufts University.

Election of Directors

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Board Independence

We currently have three directors serving on our Board of Directors and have appointed a fourth director effective April 9, 2012. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, Ivan Ivankovich and Steve Glovsky, would be considered an independent director.

Committees of the Board of Directors

We have established an audit committee and compensation committee however we have not yet nominated any members to such committees, which we intend to do in the near future. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by a committee.

Audit Committee. The audit committee will be composed of three independent directors, one of whom that meets the requirements of an “Audit Committee Financial Expert.”  The audit committee's duties will be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles.  The audit committee will review the scope and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The compensation committee will be composed of at least two independent directors.  The compensation committee will review and approve our compensation policies, including compensation of executive officers.  The compensation committee will also review and administer our stock option plans, and recommend and approve grants of stock options under that plan.

We do not have a standing nominating committee nor are we required to have one. We do not currently have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.originoil.com.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles. Mr. Eckelberry has served as our Chairman since our inception in 2007. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks.

Our Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer for the years ended 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)s	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ()	All other Compensation	Total ($)

T. Riggs Eckelberry Chief Executive Officer	2010	260,000	100,000	0	0	0	0	360,000
	2011	263,667	104,000	0	0	0	0	367,667

Paul Reep Senior VP of Technology
	2010	0
	2011	95,462	30,000

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $260,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2011, our Chief Executive Officer had been awarded bonuses payments of $104,000.

We executed an offer letter with our Senior Vice President of Technology, Mr. Reep, who is paid an annual salary of $120,000. Pursuant to the offer letter, his employment is “at will” and may be terminated at any time by him or us for any reason or no reason upon written notice. In connection with Mr. Reep’s appointment, on March 15, 2011 he was granted five-year options to purchase 100,000 shares of our common stock at an exercise price of $6.90, as adjusted to give effect to the Reverse Split. The options vest in sixteen equal quarterly installments with the first installment on August 15, 2011. In addition, on each of June 15, 2011, September 16, 2011 and December 15, 2011, Mr. Reep was issued a five year warrant to purchase 33,334 shares of common stock (100,002 shares of common stock in the aggregate) at an exercise price of $6.90, as adjusted to give effect to the Reverse Split.

Independent members of our Board of Directors, acting as a compensation committee, reviewed the compensation policies and practices relating to the compensation provided to our employees to determine whether such policies and practices are reasonably likely to have a material adverse effect on the Company.  Based on such review, we determined that any risks associated with our compensation policies and practices were not reasonably likely to have a material adverse effect on us.  In reaching that conclusion, the directors considered, among other factors, that salary and annual bonus programs, the two primary methods of compensation provided to our employees, were appropriately mitigated because salary levels and bonuses are generally discretionary in nature and considered on an annual basis.  In addition, we considered the overall level of our pay practices, including our incentive compensation awards and practices, in making this determination.

Employee Benefit Plans

Beginning June 1, 2008, we implemented a company health plan for our employees.

Compensation of Directors

Our current directors presently do not receive monetary compensation for their service on the Board of Directors. Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the Board of Directors. In connection with the appointment of Steve Glovsky to the Board of Directors, effective April 9, 2012, our Board of Directors authorized the grant of five-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.75.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2012 by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 8,861,542 outstanding shares of common stock after giving effect to the Reverse Split. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and aciting Chief Financial Officer	1,204,690	13.6%

Ivan Ivankovich, Director (2)	108,335	1.2%

Paul Reep, Senior Vice President of Technology and Director (3)	146,419	1.6%

Nicholas Eckelberry	500,000	5.6%

Directors and executive officers as a group (3 persons)	1,431,312	18.6%

(1)	Amounts set forth in the table and footnotes gives effect to a one-for-thirty reverse stock split that we effected on August 11, 2011.

(2)
Represents 15,000 shares of our common stock, a warrant to purchase 33,333 shares of our common stock at a price of $9.30 per share, and a warrant to purchase 66,667 shares of our common stock at a price of $6.00 per share.

(3)
Represents 2,667 shares of our common stock, a warrant to purchase 25,000 shares of our common stock at a price of $9.30 per share,  warrants to purchase an aggregate of 100,000 shares of our common stock at a price of $6.90 per share, and an option to purchase 18,750 shares of our common stock at $6.90 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $81,000 and $38,400 respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010 were $0. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SEC Ref. No.
3.1	Articles of Incorporation (1)
3.3	By-laws (1)
14	Code of Ethics (2)
31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (3)*
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350 (3)*
101
The following materials from OriginOil Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text. (4)

*Filed herewith
(1)	Incorporated by reference to the Company’s From SB-2 filed with the Securities and Exchange Commission on December 11, 2007.
(2)	Incorporated by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on January 12, 2012.
(3)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(4)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 6, 2012.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 6, 2012	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director

Date: April 6, 2012	By:	/s/ Paul Reep
Paul Reep
Director

Date: April 6, 2012	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
OriginOil, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of OriginOil, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company has deficit working capital, deficit shareholders' equity, does not generate significant revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 6, 2012

ORIGINOIL, INC.
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$197,868	$238,424
Work in process	248,443	-
Prepaid expenses	300,102	86,996
Other receivables	17,977	14,018

TOTAL CURRENT ASSETS	764,390	339,438

PROPERTY & EQUIPMENT
Machinery & equipment	30,992	1,372
Furniture & fixtures	27,056	27,056
Computer equipment	28,824	26,304
Leasehold improvements	94,914	94,914
	181,786	149,646
Less accumulated depreciation	(126,422)	(114,927)

NET PROPERTY & EQUIPMENT	55,364	34,719

OTHER ASSETS
Investment	20,000	-
Patent	180,380	84,833
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	214,497	98,950

TOTAL ASSETS	$1,034,251	$473,107

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$342,369	$56,288
Accrued expenses	124,417	46,942
Deferred income	313,163	-
Derivative liability	641,900	-
Convertible debenture, net of discount of $443,984	397,213	-
Unsecured subordinated notes, net of discount of $237,767	13,483	-
Other payables	-	8,461

TOTAL LIABILITIES	1,832,545	111,691

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0.0001 par value;
1,666,667 authorized preferred shares	-	-
Common stock, $0.0001 par value;
16,666,667 authorized common shares
7,694,505 and 6,153,656 shares issued and outstanding	770	615
Additional paid in capital	16,198,019	11,524,341
Common stock subscription payable	-	184,500
Accumulated deficit	(16,997,083)	(11,348,040)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(798,294)	361,416

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$1,034,251	$473,107

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2011	December 31, 2010

Sales	$180,000	$45,500

Cost of Goods Sold	57,102	-

Gross Profit	122,898	45,500

Operating Expenses
Selling and general and administrative expenses	4,213,453	3,815,338
Research and development	1,145,749	662,347

Total Operating Expenses	5,359,202	4,477,685

Loss before Depreciation and Amortization	(5,236,304)	(4,432,185)

Depreciation & amortization expense	11,495	46,029

Loss from Operations before Other Income/(Expenses)	(5,247,799)	(4,478,214)

OTHER INCOME/(EXPENSE)
Interest income	2	6
Dividend income	-	32
Gain on derivative	445,173	-
Amortization of debt discount	(732,516)	-
Amortization of beneficial conversion feature	(2,341)
Penalties	(2,384)	(2,424)
Interest expense	(109,178)	-

TOTAL OTHER INCOME/(EXPENSES)	(401,244)	(2,386)

NET LOSS	$(5,649,043)	$(4,480,600)

BASIC LOSS PER SHARE	$(0.81)	$(0.80)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	7,014,861	5,571,221

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
SHAREHOLDERS' EQUITY/(DEFICIT)

					Additional	Common	Accumulated
	Preferred stock		Common stock		Paid-in	Stock	Deficit
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total
Balance at December 31, 2009	-	$-	5,310,708	$531	$7,175,662	$161,040	$(6,867,440)	$469,793

Common stock issued for cash and subscription payable	-	-	772,312	77	2,632,773	25,860	-	2,658,710

Common stock issued for services	-	-	30,970	3	221,397	-	-	221,400

Common stock issued for prepaid marketing	-	-	33,333	3	219,997	-	-	220,000

Exercise of Class A warrants	-	-	6,333	1	22,799	(2,400)	-	20,400

Options and warrant compensation expense	-	-	-	-	1,276,915	-	-	1,276,915

Stock issuance cost	-	-	-	-	(25,202)	-	-	(25,202)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(4,480,600)	(4,480,600)
Balance at December 31, 2010	-	-	6,153,656	615	11,524,341	184,500	(11,348,040)	361,416

Share adjustment due to reverse split	-	-	126	-	-	-	-	-

Common stock issued for cash and
subscription payable (price per share $2.40)	-	-	1,187,382	119	2,849,556	(184,500)	-	2,665,175

Cashless exercise of warrants	-	-	62,718	6	(6)	-	-	-

Common stock issued for conversion of debt
(price per share $2.40)	-	-	139,711	14	335,289	-	-	335,303

Common stock issued for conversion of
interest payable on debt (price per share $2.40)	-	-	8,411	1	15,954	-	-	15,955

Common stock issued for services at fair value
(price per share between $1.90 -$6.00)	-	-	142,501	15	370,438	-	-	370,453

Write down of fair value of debenture converted	-	-	-	-	89,426	-	-	89,426
					-
Original issue discount	-	-	-	-	(92,662)	-	-	(92,662)

Beneficial conversion feature on promissory notes	-	-	-	-	240,107	-	-	240,107

Options and warrant compensation expense	-	-	-	-	946,576	-	-	946,576

Stock issuance cost	-	-	-	-	(81,000)	-	-	(81,000)

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(5,649,043)	(5,649,043)

Balance at December 31, 2011	-	$-	7,694,505	$770	$16,198,019	$-	$(16,997,083)	$(798,294)

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,649,043)	$(4,480,600)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	11,495	46,029
Common stock and warrants issued for services	258,691	221,400
Stock compensation expense	934,135	1,276,915
Gain on change in valuation of derivative liability	(445,173)	-
Amortization of debenture discount	732,517	-
Amortization of beneficial conversion feature	2,340	-
Original issue discount amortized as interest	83,838	-
Common stock issued for interest payable	15,955	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(64,913)	165,871
Work in process	(248,443)	-
Other receivables	(3,959)	(14,018)
Increase (Decrease) in:
Accounts payable	262,089	54,427
Accrued expenses	77,475	(6,043)
Deferred income	313,163	-
Other payable	(8,461)	7,589

NET CASH USED IN OPERATING ACTIVITIES	(3,728,294)	(2,728,430)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of investment	(20,000)	-
Patent and trademark expenditures	(95,547)	(39,197)
Purchase of fixed assets	(32,140)	(4,036)

NET CASH USED IN INVESTING ACTIVITIES	(147,687)	(43,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscription payable	-	184,500
Proceeds from exercise of warrants	-	20,400
Proceeds from unsecured subordinated debt	251,250	-
Proceeds from convertible debenture	1,000,000	-
Proceeds for issuance of common stock, net of stock issuance cost	2,584,175	2,449,008

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,835,425	2,653,908

NET DECREASE IN CASH	(40,556)	(117,755)

CASH BEGINNING OF YEAR	238,424	356,179

CASH END OF YEAR	$197,868	$238,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,185	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the year ended December 31, 2011, the Company issued 142,501 shares of common stock for services at a fair value of $370,453;
issued 4,000 warrants for marketing services with a fair value $12,440. Also, the Company issued 139,711 shares of common stock for the convertible debenture at a fair value of $335,303, plus 8,411 shares for interest payable in the amount of $15,955, and through a cashless exercise of stock purchase warrants the Company issued 62,718 shares of common stock.

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010
1.      ORGANIZATION AND LINE OF BUSINESS

Organization
OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007.  The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began planned principle operations in December, 2010 and thus has exited the development stage.

Line of Business
OriginOil is a pure technology company. The technology will produce "new oil" from algae, through a cost-effective, high-speed manufacturing process. This endless supply of new oil can be used for many products such as diesel, gasoline, jet fuel, plastics and solvents without the global warming effects of petroleum.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has deficit working capital, deficit shareholders' equity, does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders in the first quarter of 2012, and has standing purchase orders from a principal customer. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business operations.

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

Revenue Recognition
We recognize revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment transferees to the customer once the last payment is received. We record revenue as it is received, and the equipment has been fully accepted by the customer. Returns are based upon each rent-to-own agreement, and revenue would be adjusted based on a pro-rata basis on the unused months of quarterly payments. Generally, we extend credit to our customers and do not require collateral.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which has a final payment arrangement.

We also recognize revenue for services associated with the equipment setup, provided it is part of the rent-to-own agreement.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation expense for the years ended December 31, 2011 and 2010, was $11,495 and $46,029, respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011 and 2010, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Investments- Ennesys	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$641,900	$-	$-	$641,900
Unsecured Promissory Notes, net of discount	13,483	-	-	$13,483
Convertible Debenture, net of discount	397,213	-	-	397,213
Total liabilities measured at fair value	$1,052,596	$-	$-	$1,052,596

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the year ended
	December 31,
	2011	2010

(Loss) to common shareholders (Numerator)	$(5,649,043)	$(4,480,600)

Basic and diluted weighted average number of common shares outstanding (Denominator)	7,014,861	5,571,221

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $1,145,749 and $663,347 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred.  Total advertising costs were $320,259 and $183,669 for the years ended December 31, 2011 and 2010, respectively.

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

Reclassification
Certain expenses for the period ended December 31, 2010 were reclassified to conform to the expenses for the period ended December 31, 2011.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2011, and adopted the following pronouncements:

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

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

3.	CAPITAL STOCK

        All share amounts have been retrospectively revised to reflect the one-for-thirty (1:30) reverse stock split.

During the year ended December 31, 2011, the Company issued through a private placement 1,187,382 shares of common stock at a price of $2.40 per share for $2,665,175 in cash; issued 142,501 shares of common stock for services at a fair value of $370,453 converted $335,303 of the convertible debentures into 139,711 shares of common stock at a conversion price of $1.75. There were 490,212 shares of common stock issued with the debenture of which 480,684 were outstanding as of December 31, 2011. The Company further issued 8,411 shares of common stock for the interest payable of $15,955 associated with the convertible debentures,. In addition, there was a cashless exercise of 95,238 warrants into 62,718 shares of common stock.

During the year ended December 31, 2010, the Company issued through a private placement 772,312 shares of common stock and subscription payable for $2,658,710 in cash; issued 30,970 shares of common stock for services at a fair value of $221,400; 33,333 shares of common stock for prepaid marketing at fair value of $220,000. Also, the Company received $20,400 in cash for exercisable Class A warrants to purchase 6,333 shares of common stock;

4.      STOCK OPTIONS AND WARRANTS

Options

The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Five Million (500,000) shares of Common Stock.  Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.  During the years ended December 31, 2011 and 2010, the Company granted 223,334 and 388,833 stock options, respectively. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $4.20 and $9.60 per share.

	2011	2010
Risk free interest rate	0.95% - 2.04%	1.17% - 2.04%
Stock volatility factor	55.16% - 271.95%	55.0% - 61.32%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	498,297	$7.20	138,334	$9.30
Granted	223,334	5.72	388,838	6.30
Exercised	-	-	-	-
Forfeited/Expired	(370,501)	(7.17)	(28,875)	(9.30)
Outstanding, end of period	351,130	$6.14	498,297	$7.20
Exercisable at the end of period	66,455	$4.37	59,533	$3.60
Weighted average fair value of
options granted during the period		$5.72		$6.30

The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2011 as follows:

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

4.      STOCK OPTIONS AND WARRANTS  (Continued)

Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.60	6,250	2,853	1.50
$6.90	209	84	1.50
$9.60	20,000	11,630	2.68
$8.40	3,334	1,859	2.77
$9.00	15,000	8,291	2.79
$6.90	15,002	6,062	3.39
$7.20	1,667	531	3.73
$4.50	33,334	9,201	3.90
$6.00	33,000	6,420	4.23
$6.90	100,000	13,630	4.46
$4.20	13,334	694	4.80
$4.80	100,000	4,110	4.84
$5.15	10,000	308	4.88
	351,130	65,673

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2011, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2011 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2011, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the years ended December 31, 2011 and 2010 is $380,425 and $235,115, respectively.

Warrants
During the years ended December 31, 2011 and 2010, the Company granted 192,337 and 354,667 warrants for services, respectively, determined using the Black Scholes pricing model.

	2011	2010
Risk free interest rate	1.51% - 2.5%	1.51% - 2.5%
Stock volatility factor	63.04% - 257.10%	54.75% - 61.10%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

During the years ended December 31, 2011 and 2010, the Company issued warrants for services. A summary of the Company’s warrant activity and related information follows:

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

4.      STOCK OPTIONS AND WARRANTS (Continued)

	Year End		Year End
	December 31, 2011		December 31, 2010
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	733,832	$4.20	400,000	$9.30
Granted	192,337	3.30	354,667	3.30
Exercised	-	-	-	-
Forfeited	(89,980)	-	(20,835)	(9.30)
Outstanding - end of year	836,189	$4.20	733,832	$4.20

At December 31, 2011, the weighted average remaining contractual life of warrants outstanding:

Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	256,672	256,672	2.50
$10.20	28,335	28,335	2.63
$9.00	9,168	9,168	2.81
$8.70	3,334	3,334	2.87
$8.40	667	667	3.08
$8.70	5,000	5,000	3.41
$7.20	33,334	33,334	3.48
$5.70	7,335	7,335	3.59
$4.50	3,334	3,334	3.70
$4.20	8,334	8,334	3.73
$4.20	33,334	33,334	3.75
$3.60	8,334	8,334	3.83
$4.50	33,334	33,334	3.90
$4.20	13,335	13,335	3.92
$6.00	166,668	166,668	3.98
$6.00	33,334	33,334	3.99
$6.30	8,334	8,334	4.22
$5.70	4,001	4,001	4.25
$6.90	33,334	33,334	4.46
$6.90	33,334	33,334	4.71
$1.90	80,000	80,000	4.76
$6.90	33,334	33,334	4.96
	836,189	836,189

Warrants with a fair value of $553,710 and $1,041,800 determined using the Black Scholes pricing model, was recognized in the statement of income for the years ended December 31, 2011 and 2010, respectively.

Through a private placement to purchase shares of common stock, the Company offered attached warrants with a cashless option to purchase additional shares of common stock. During the year ended December 31, 2011, 95,238 warrants were exercised and converted into 62,718 shares of common stock. There were 1,156,457 warrants with a cashless option to purchase common stock outstanding as of December 31, 2011. In connection with the issuance of the December Notes described below, the Company issued 272,862 warrants. The total outstanding warrants as of December 31, 2011 was 1,992,646.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

5.      INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition.

	2011	2010
Patents	$180,380	$84,833
Trademarks	4,467	4,467
	$184,847	$89,300

As of December 31, 2011 and 2010, the patents are in the process of being approved, and will be amortized over their useful lives once approved.

6.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balance at December 31, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

7.	DEFERRED TAX BENEFIT

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $11,617,094, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book income	$(2,259,617)	$(1,792,560)
State tax expense	-	(320)
Depreciation	(4,129)	9,449
M & E	3,803	3,303
Related party accruals	-	16,664
R&D	36,752	23,951
Non deductible stock compensation	643,741	511,736

Valuation Allowance	1,579,450	1,227,777

Income tax expense	$-	$-

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

7.	DEFERRED TAX BENEFIT (continued)

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

Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010.

	2011	2010
Deferred tax assets:
NOL carryover	$4,646,838	$3,061,906
R & D carryover	242,968	60,435
Contributions carryover	1,980	332
Accrued vacation payable	27,232	16,664

Deferred tax liabilites:
Depreciation	18,689	(7,378)

Less Valuation Allowance	(4,937,707)	(3,131,959)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

8.	CONVERTIBLE DEBENTURES

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. Upon issuance the debentures had an aggregate principal amount of $1,176,500, and will become due and payable on July 11, 2012. The debentures may be converted at any time at the option of the investors into shares of common stock at a conversion price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debentures bear interest at the rate of 5% per annum increasing to 18% in the event of default.

Interest is payable quarterly in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $1.75 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares are delivered after the date the quarterly interest payment is due). The warrants are exercisable for an aggregate of 392,170 shares of common stock at the option of the holder for a period of five years at an exercise price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

8.	CONVERTIBLE DEBENTURES (Continued)

ASC Topic 815 provides guidance applicable to the convertible debentures issued by the Company in instances where the number into which a debenture can be converted is not fixed.  For example, when a convertible debenture converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,176,500 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debenture, which resulted in the recognition of $732,516 in interest expense for the year ended December 31, 2011, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$4.20
Conversion price for the debentures	$2.40
Dividend yield	0.00%
Years to Maturity	1
Rick free rate	0.17%
Expected volatility	65.75%

The value of the derivative liability at December 31, 2011 was $641,900

9.	UNSECURED SUBORDINATED CONVERTIBLE PROMISSORY NOTES

During November 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November Notes”). During December 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December Notes”). As a result of an exchange, $20,000 in principal amount of November Notes were exchanged for like principal amount of December Notes. Accordingly, as of December 31, 2011, there were November Notes in the aggregate principal amount of $12,500 outstanding and December Notes in the aggregate principal amount of $238,750 outstanding.

November Notes

The November Notes have a five-year term and are convertible into shares of common stock of the Company at a conversion price of $2.40 per share.  The November Notes are subordinated to the convertible debentures and cannot be repaid or converted into shares of common stock of the Company until the convertible debentures are paid in full. Interest on the November Notes is calculated each quarter on the aggregate unconverted outstanding principal amount of the note, and is payable at the per annum rate of two (2) shares of common stock for each $100 outstanding principal of the note. If the market price per share is less than $2.40 then the interest will be paid in cash at 4.8% of the outstanding principal note. Interest is payable quarterly, upon redemption and at maturity as long as the convertible debentures have been paid in full.

December Notes

The December Notes have a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. The December Notes are subordinated to the convertible debentures and cannot be repaid or converted into shares of common stock of the Company until the convertible debentures are paid in full. If the Company’s convertible debentures continue to be outstanding on July 13, 2012, then, it is obligated to issue to the holders of December Notes such additional number of shares of common stock that are issuable upon conversion of the  December Notes without reducing the outstanding principal due upon the December Notes. The December Notes accrue interest at 8% per annum and is payable on the conversion date and at maturity as long as the convertible debentures have been paid in full. The December Notes are also redeemable by us, at the investor’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

9.	UNSECURED SUBORDINATED CONVERTIBLE PROMISSORY NOTES (Continued)

The December Notes were issued with detachable three (3) year warrants to purchase an aggregate of 272,862 shares of common stock at an exercise price of $1.75 (the “December Warrants”). The detachable warrants were evaluated for purposes of classification under ASC 480-10, “Distinguishing Liabilites from Equity” (pre-Codification SFAS150, Accounting for Certain Financial Instruments with Characteristics of both Liabilites and Equity). The warrants did not embody any of the conditions for liability classification under the ASC 4801-0 context. The warrants were then evaluated under ASC 815, and were accounted for under the equity classification. The proceeds were then allocated based on the relative fair value of the instruments.

The Company evaluated the two notes for a beneficial conversion feature and accounted for the notes under ASC 815 (Statement 133, EITF Issue 07-5,and EITF Issue 00-19). The instrument was not stated at fair value, and could not be settled partially or wholly in cash. The beneficial conversion feature is equal to the difference between the Company’s market price of its’ common stock on the measurement date and the effective conversion price multiplied by the number of shares the holder is entitled to upon conversion.

10.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the financial statements pursuant to ASC Topic 855.

During the subsequent period through April 6, 2012, the Company issued unsecured subordinated convertible notes (the “January Notes”) in the aggregate principal amount of $754,326 together with 659,402 shares of common stock. The January Notes have a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In the event the note is converted in full prior to maturity, the holder is entitled to one additional share of common stock for each share converted. The January Notes are subordinated to the Convertible Debentures and cannot be repaid or converted into shares of common stock of the Company until the Convertible Debentures are paid in full. The January Notes accrue interest at 8% per annum and are payable on the conversion date and at maturity as long as the Convertible Debentures have been paid in full. The January Notes are also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

In addition, during the subsequent period through April 6, 2012, the Company received an additional $332,500 to purchase January Notes in the aggregate principal amount of $332,500 together with 334,289 shares of common stock which shares have not yet been issued.

During the subsequent period through April 6, 2012, November and December Notes in the aggregate principal amount of $190,250 and warrants to purchase an aggregate of 127,200 shares of common stock have been exchanged for January Notes in the aggregate principal amount of $190,250 and 138,720 shares of common stock, 72,000 of which have not yet been issued.

During the subsequent period through April 6, 2012, the Company issued 409,001 shares of common stock for services at fair value of $715,752.

During the subsequent period through April 6, 2012, the Company issued a total of 31,914 shares of common stock as payment for accrued interest related to the Convertible Debentures.

During the subsequent period through April 6, 2012, the Company issued 4,000 stock options with an exercise price of $1.80 per share and expires January 1, 2016.