Form 10-Q
period 2012-03-31
ORIGINOIL INC
filed 2012-05-21
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2012

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of May 18, 2012 was 9,421,549.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ORIGINOIL, INC.
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$229,733	$197,868
Work in process	-	248,443
Prepaid expenses	615,468	300,102
Other receivables	8,650	17,977

TOTAL CURRENT ASSETS	853,851	764,390

PROPERTY & EQUIPMENT
Machinery & equipment	30,992	30,992
Furniture & fixtures	27,056	27,056
Computer equipment	28,824	28,824
Capital lease equipment	65,000	-
Leasehold improvements	94,914	94,914
	246,786	181,786
Less accumulated depreciation	(140,656)	(126,422)

NET PROPERTY & EQUIPMENT	106,130	55,364

OTHER ASSETS
Investment	20,000	20,000
Patent	180,380	180,380
Trademark	4,467	4,467
Security deposit	14,650	9,650

TOTAL OTHER ASSETS	219,497	214,497

TOTAL ASSETS	$1,179,478	$1,034,251

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$306,743	$342,369
Accrued expenses	108,376	124,417
Deferred income	-	313,163
Derivative liability	759,547	641,900
Convertible debentures, net of discount of $194,686	592,511	397,213
Unsecured subordinated notes, net of discount of $587,062	591,014	13,483
Current capital lease obligation	48,687	-

TOTAL LIABILITIES	2,406,878	1,832,545

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
1,666,667 authorized preferred shares	-	-
Common stock, $0.0001 par value;
16,666,667 authorized common shares
8,867,256 and 7,694,505 shares issued and outstanding	886	770
Additional paid in capital	17,557,189	16,198,019
Common stock subscription payable	-	-
Deficit accumulated during the development stage	(18,785,475)	(16,997,083)

TOTAL SHAREHOLDERS' DEFICIT	(1,227,400)	(798,294)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,179,478	$1,034,251

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Sales	$538,163	$102,000

Cost of Goods Sold	386,091	-

Gross Profit	152,072	102,000

Operating Expenses
Selling and general and administrative expenses	1,107,217	715,582
Research and development	250,715	194,444

Total Operating Expenses	1,357,932	910,026

Loss before Depreciation and Amortization	(1,205,860)	(808,026)

Depreciation & amortization expense	14,234	2,557

Loss from Operations before Other Income/(Expenses)	(1,220,094)	(810,583)

OTHER INCOME/(EXPENSE)
Foreign exchange loss	(1,182)
Gain/(Loss) on derivative	(156,646)	-
Amortization of debt discount	(337,029)	-
Amortization of beneficial conversion feature	(7,232)	-
Penalties	-	(2,384)
Interest expense	(66,209)	(537)

TOTAL OTHER INCOME/(EXPENSES)	(568,298)	(2,921)

NET LOSS	$(1,788,392)	$(813,504)

BASIC LOSS PER SHARE	$(0.25)	$(0.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,194,193	6,369,921

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	7,694,505	$770	$16,198,019	$(16,997,083)	$(798,294)

Common stock issued for conversion of debt
(price per share $1.75) (unaudited)	-	-	30,856	3	53,997	-	54,000

Common stock issued for conversion of interest payable on debt
(price per share $1.75) (unaudited)	-	-	6,551	1	9,891	-	9,892

Common stock issued for services at fair value
(price per share between $1.64 -$1.75) (unaudited)	-	-	409,001	40	682,059	-	682,099

Common stock issued with promissory notes at fair value (unaudited)	-	-	726,343	72	(72)	-	-

Write down of fair value of debenture converted (unaudited)	-	-	-	-	38,998	-	38,998

Original issue discount (unaudited)	-	-	-	-	44,125	-	44,125

Beneficial conversion feature on promissory notes (unaudited)	-	-	-	-	444,259	-	444,259

Options and warrant compensation expense (unaudited)	-	-	-	-	87,410	-	87,410

Stock issuance cost (unaudited)	-	-	-	-	(1,497)	-	(1,497)

Net loss for the period ended March 31, 2012 (unaudited)	-	-	-	-	-	(1,788,392)	(1,788,392)

Balance at March 31, 2012 (unaudited)	-	$-	8,867,256	$886	$17,557,189	$(18,785,475)	$(1,227,400)

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,788,392)	$(813,504)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	14,234	2,557
Common stock and warrants issued for services	231,350	5,000
Stock compensation expense	87,410	110,946
Gain on change in valuation of derivative liability	156,646	-
Amortization of debenture discount	337,029	-
Amortization of beneficial conversion feature	7,232	-
Original issue discount amortized as interest	44,125	-
Common stock issued for interest payable	9,892	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	100,173	22,248
Work in process	248,443	-
Other receivables	9,327	(39,305)
Deposits	(5,000)	-
Increase (Decrease) in:
Accounts payable	(1,729)	(34,624)
Accrued expenses	(16,041)	32,659
Deferred income	(313,163)	272
Other payable	-	17,971

NET CASH USED IN OPERATING ACTIVITIES	(878,464)	(695,780)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Payments on a capital lease	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease	(15,000)	-
Proceeds from unsecured subordinated debt	926,826	1,012,640
Proceeds for issuance of common stock, net of stock issuance cost	(1,497)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	910,329	1,012,640

NET INCREASE/(DECREASE) IN CASH	31,865	316,860

CASH BEGINNING OF YEAR	197,868	238,424

CASH END OF YEAR	$229,733	$555,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$537
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the period ended March 31, 2012, the Company issued 30,856 shares of common stock for the convertible debenture fair value of $44,000, plus 6,551 shares of common stock for interest payable in the amount of $9,872.

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

1.	Basis of Presentation
The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three month periods ended March 31, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$759,547	$-	$-	$759,547
Unsecured promissory notes	591,013	-	-	591,013
Convertible Debenture, net of discount	592,511	-	-	592,511
Total liabilities measured at fair value	$1,943,071	$-	$-	$1,943,071

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three month period ended March 31, 2012, and the following pronouncements were adopted:

The Company adopted ASC 840 "Accounting for Operating and Capital leases". This pronouncement addresses the accounting for operating and capital leases. If the Company is leasing an asset that is recorded as an operating lease the Company must disclose the future minimum lease payments for the next five years, as well as the terms of any purchase, escalation, or renewal options. If an asset lease is being recorded as a capital lease, then the Company should present the same information, as well as the amount of depreciation already recorded for these assets. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

During the three months ended March 31, 2012, the Company issued 409,001 shares of common stock at fair value for services that ranged in prices from $1.64 to $1.75 with a fair value of $682,099. Also, the Company issued 30,856 shares of common stock for a partial conversion of a convertible debenture, and 6,551 shares of common stock at fair value of $9,892 for interest due on the convertible debenture for the quarter ended March 31, 2012. In addition the Company signed unsecured promissory notes and issued at fair value 726,343 shares of common stock associated with the notes.

4.	STOCK OPTIONS AND WARRANTS

The Company adopted the OriginOil, Inc., 2009 Incentive Stock  Plan (the “Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

During the three months ended March 31, 2012, the Company granted 4,000 stock options during the period. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price between $4.20 and $9.60 per share.

Risk free interest rate	0.95% - 2.04%
Stock volatility factor	55.16% - 271.95%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	3/31/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	351,130	$6.14
Granted	4,000	1.70
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	355,130	$6.92
Exercisable at the end of period	87,452	$4.03
Weighted average fair value of
options granted during the period		$0.87

The weighted average remaining contractual life of options outstanding issued under the Plan as of March 31, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.60	6,250	2,853	1.25
$9.60	209	84	1.25
$9.60	20,000	12,880	2.43
$8.40	3,334	2,067	2.52
$9.00	15,000	9,229	2.54
$6.90	15,002	6,997	3.14
$7.20	1,667	635	3.48
$4.50	33,334	11,284	3.65
$6.00	33,000	8,476	3.73
$6.90	100,000	19,880	3.96
$4.20	13,334	1,525	4.30
$4.80	100,000	10,360	4.34
$5.15	10,000	932	4.38
$1.80	4,000	250	4.51
	355,130	87,452

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the period ended March 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the period ended March 31, 2012 and 2011 is $87,410 and $110,946, respectively.

Warrants
A summary of the Company’s warrant activity and related information follows:

Risk free interest rate	1.51% - 2.5%
Stock volatility factor	63.04% - 257.10%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

	3/31/2012
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of year	836,189	$4.20
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - end of year	836,189	$4.20

           At March 31, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	256,672	256,672	2.25
$10.20	28,335	28,335	2.38
$9.00	9,168	9,168	2.56
$8.70	3,334	3,334	2.62
$8.40	667	667	2.83
$8.70	5,000	5,000	3.16
$7.20	33,334	33,334	3.23
$5.70	7,335	7,335	3.34
$4.50	3,334	3,334	3.45
$4.20	8,334	8,334	3.48
$4.20	33,334	33,334	3.50
$3.60	8,334	8,334	3.58
$4.50	33,334	33,334	3.65
$4.20	13,335	13,335	3.67
$6.00	166,668	166,668	3.73
$6.00	33,334	33,334	3.74
$6.30	8,334	8,334	3.97
$5.70	4,001	4,001	4.00
$6.90	33,334	33,334	4.21
$6.90	33,334	33,334	4.21
$1.90	80,000	80,000	4.51
$6.90	33,334	33,334	4.71
	836,189	836,189

The Company did not recognize any warrant compensation expense in the statement of income during the three month period ended March 31, 2012.

The total outstanding purchase warrants as of March 31, 2012, was 2,004,075 to purchase shares of common stock, of which 1,167,886 is not included in the table above.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

5.	CONVERTIBLE DEBENTURES

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. The debentures have an aggregate principal amount of $1,176,500, and will become due and payable on July 11, 2012. The debentures may be converted at any time at the option of the investors into shares of common stock at a conversion price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debentures bears interest at the rate of 5% per annum increasing to 18% in the event of default. Interest is payable quarterly in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $1.75 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares are delivered after the date the quarterly interest payment is due). The warrants are exercisable for an aggregate of 392,170 shares of common stock at the option of the holder for a period of five years at an exercise price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

ASC Topic 815 provides guidance applicable to the convertible debentures issued by the Company in instances where the number into which a debenture can be converted is not fixed.  For example, when a convertible debenture converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,176,500 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount  representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debenture, which resulted in the recognition of $156,645 in interest expense for the period ended March 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation date	$4.20
Conversion price for the debentures	$1.75
Dividend yield	0.00%
Years to Maturity	1
Rick free rate	0.17%
Expected volatility	65.75%

The value of the derivative liability at March 31, 2012 was $759,547.

6.	OBLIGATIONS UNDER CAPITAL LEASE

On March 1, 2012, the Company entered into a short term capital lease for a six month period with an option to purchase the equipment at the end of the lease. The total cost of the asset is $65,000, which includes a fee of $5,000 that will be paid at the end of the lease. The monthly rental payment is $5,000 per month plus tax. A deposit of $10,000 was paid for first and last month rent. Since the lease is less than a year there are no future payments to disclose and no imputed interest necessary to reduce the minimum lease payments to present value.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

7.      UNSECURED SUBORDINATED CONVERTIBLE PROMISSORY NOTES

During November 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November Notes”). During December 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December Notes”). As a result of an exchange, $20,000 in principal amount of November Notes were exchanged for like principal amount of December Notes. During the three months ended March 31, 2012, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $926,826 (the “January Notes”). As a result of a further exchange, $190,250 in principal amount of December Notes were exchanged for like principal amount of January Notes. Accordingly, as of March 31, 2012, there were November Notes in the aggregate principal amount of $12,500 outstanding, December Notes in the aggregate principal amount of $48,500 outstanding and January Notes in the aggregate principal amount of $1,117,076 outstanding.

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

The December Notes were originally issued with detachable three (3) year warrants to purchase an aggregate of 272,291 shares of common stock at an exercise price of $1.75 (the “December Warrants”) and were subsequently exchanged for 138,720 shares of common stock. The detachable warrants were evaluated for purposes of classification under ASC 480-10, “Distinguishing Liabilites from Equity” (pre-Codification SFAS150, Accounting for Certain Financial Instruments with Characteristics of both Liabilites and Equity). The warrants did not embody any of the conditions for liability classification under the ASC 4801-0 context. The warrants were then evaluated under ASC 815, and were accounted for under the equity classification. The proceeds were then allocated based on the relative fair value of the instruments.

January Notes

The January Notes have a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In the event the note is converted in full prior to maturity, the holder is entitled to one additional share of common stock for each share converted. The January Notes are subordinated to the debentures and cannot be repaid or converted into shares of common stock of the Company until the debentures are paid in full. The January Notes accrue interest at 8% per annum and are payable on the conversion date and at maturity as long as the Convertible Debentures have been paid in full. The January Notes are also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

The January Notes were issued with shares to purchase an aggregate of 924,059 shares of common stock, including the 138,720 shares issued in exchange of detachable warrants issued together with the December Notes.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

7.	UNSECURED SUBORDINATED CONVERTIBLE PROMISSORY NOTES (Continued)

The Company evaluated the three notes for a beneficial conversion feature and accounted for the notes under ASC 815 (Statement 133, EITF Issue 07-5,and EITF Issue 00-19). The instrument was not stated at fair value, and could not be settled partially or wholly in cash. The beneficial conversion feature is equal to the difference between the Company’s market price of its’ common stock on the measurement date and the effective conversion price multiplied by the number of shares the holder is entitled to upon conversion.

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 19, 2012, the Company’s Board of Directors authorized the grant to Steve Glovsky, a recently appointed director, of 50,000 shares of common stock in lieu of a previously authorized grant of a five-year warrant to purchase 400,000 shares of our common stock.

On April 25, 2012, the Company’s Board of Directors authorized  the grant of 260,000 purchase warrants to purchase 260,000 shares of common stock at a price

On May 10, 2012, the Company’s Board of Directors authorized to issue an aggregate of 60,000 shares of common stock at $1.75 per share in consideration for consulting services.

On May 11, 2012, the Company’s Board of Directors authorized to issue an aggregate of 57,143 shares of common stock at $1.75 per share in consideration of consulting services

During the subsequent period through May 11, 2012, the Company issued January Notes in the aggregate principal amount of $431,501 with 360,863 shares of common stock. As of May 18, 2012, 114,286 shares have not been issued.

On May 18, 2012, we entered into exchange agreements with the current holders (the “Holders”) of our convertible debentures Pursuant to the terms of the exchange agreements, we have agreed to issue 1,211,072 shares of our common stock in exchange for the cancellation of convertible debentures in the aggregate principal amount of $787,197. In addition, as part of the exchange, we agreed to issue a further 9,671 shares of our common stock to one of the Holders in respect of a prior conversion. We have further agreed to pay to the Holders an aggregate of $5,262 in payment of all accrued and unpaid interest due under the convertible debentures. Also, under the exchange agreements  the Company has also agreed to adjust  the exercise price of warrants issued to the Holders in connection with the convertible debentures (the “Warrants”) to $0.65 per share subject to future adjustment under the terms of the Warrants. The exchange agreements further provide that for the first two months following entry into the agreements, we are prohibited from issuing shares of our common stock or common stock equivalents that would result in a dilutive issuance under the warrants without the prior written consent of the Holders. For the subsequent two months, if we issue shares of our common stock or common stock equivalents that results in a dilutive issuance under the warrants we are required to issue additional exchange shares of common stock, the number of which is dependent upon the exercise price of the Warrants that is in effect immediately following the dilutive issuance.

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

Recent Developments

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

●
On March 8, 2012, we announced that we received a firm order from Ennesys to supply a test scale version of our Algae Appliance™ harvester, and our Quantum Fracturing™ CO2 feeding technology for a test of urban algae production near Paris, France. The purchase order for the initial purchase totals $30,000 to be paid in full within ninety (90) days.

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

●	On April 18, 2012, we announced that our technology developed for algae harvesting has shown promise in reclaiming hydraulic fracturing flowback water.

●	On April 25, 2012, we announced that in recent independent third-party testing our algae harvesting process was able to remove 98% of hydrocarbons from a sample of West Texas oil well ‘frac flowback’ water in the first stage alone.

●	On May 3, 2012, we announced that we intend to collaborate with Algasol Renewables on the development of an integrated algae growth and harvesting system.

●	On May 9, 2012, we announced that we signed a memorandum of understanding with California-based PACE to collaborate with oil field operators in Texas and elsewhere to improve petroleum recovery and water cleaning for re-use at well sites, using a process we originally developed for algae harvesting.

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and the following pronouncements were adopted during the period.

The Company adopted ASC 840 "Accounting for Operating and Capital leases". This pronouncement addresses the accounting for operating and capital leases. If the Company is leasing an asset that is recorded as an operating lease, the Company must disclose the future minimum lease payments for the next five years, as well as the terms of any purchase, escalation, or renewal options. If an asset lease is being recorded as a capital lease, then the Company should present the same information, as well as the amount of depreciation already recorded for these assets. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

Results of Operation

Results of Operations for the three months ended March 31, 2012 compared to the three ended March 31, 2011.

	Three Months Ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)
Revenue	$538,163	$102,000

Operating Expenses	$(1,357,932)	$910,026

Loss from Operations before Other Income/(Expense)	$(1,220,094)	$(810,583)

Other Income/(Expense)	$(568,298)	$(2,921)

Net Loss	$(1,788,392)	$(813,504)

Revenue and Cost of Sales

Revenue for the three months ended March 31, 2012 and 2011 were $538,163 and $102,000, respectively. Cost of sales for the three months ended March 31, 2012 and 2011 were $386,091 and $0, respectively. The cost of sales in the current period represents the materials and supplies used to produce the product, and outside consultant fees to test the product.

To date we have had minimal revenues due to our focus on product development and testing. Revenues earned were part of a purchase order from MBD Energy for a single step oil extraction and additional piece of equipment.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development and depreciation and amortization expense.

General and administrative expenses increased by $391,635 to $1,107,217 for the three months ended March 31, 2012, compared to $715,582 for the three months ended March 31, 2011. The increase in general and administrative expenses was due primarily to an increase in legal fees and marketing expense.

Research and development cost increased by $56,271 to $250,715 for the three months ended March 31, 2012, compared to $194,444 for the three months ended March 31, 2011.  The increase in research and development costs was primarily due to an increase in salaries, consultant fees and outside services.

Net Loss

Our net loss increased by $974,888 to $(1,788,392) for the three months ended March 31, 2012, compared to $(813,504) for the three months ended March 31, 2011. The majority of the increase is due to accounting for non-cash amortization of the debt discount and loss derivative valuation in the amount of $493,675 in other income and expenses, plus the overall increase in the operating expenses. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At March 31, 2012 and December 31, 2011, we had cash of $229,733 and $197,868, respectively and working capital deficit of $(1,553,027) and $(1,068,155), respectively.  This increase in working capital deficit was due primarily to an increase in convertible notes. During the first quarter of 2012, we raised an aggregate of  $926,826 in an offering of unsecured subordinated convertible notes and shares. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $(878,464) for the three months ended March 31, 2012, compared to $(695,780) for the prior period March 31, 2011. The increase of $(182,684) in cash used in operating activities was due to an decrease in prepaid expenses, work in progress, accounts payable, accrued expenses and deferred income. The net loss includes non-cash expenses of depreciation, stock issued for services, amortization of debenture discount, gain on change in derivative, and stock compensation expense. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $15,000 for the three months ended March 31, 2012, as compared to $0 for the prior period March 31, 2011. The increase in cash used in investing activities was due to an increase in expenditures for tangible assets in the current period associated with equipment under a capital lease.

Net cash flows provided by financing activities was $926,826 for the three months ended March 31, 2012, as compared to $1,012,640 for the prior period March 31, 2011. The decrease in cash provided by financing activities was due to a decrease in debt and equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from our offering of unsecured convertible notes and shares together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

           None that were not previously disclosed.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

(a) Form 8-K Information

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 1.01 Entry into a Material Definitive Agreement” and “Item 3.02 Unregistered Sales of Equity Securities”:

On May 18, 2012, we entered into exchange agreements with the current holders (the “Holders”) of our original issue discount 5% convertible debentures issued on July 6, 2012 (the “Debentures”). Pursuant to the terms of the exchange agreements, we have agreed to issue 1,211,072 shares of our common stock in exchange for the cancellation of Debentures in the aggregate principal amount of $787,197. In addition, as part of the exchange, we agreed to issue a further 9,671 shares of our common stock to one of the Holders in respect of a prior conversion. We have further agreed to pay to the Holders an aggregate of $5,262 in payment of all accrued and unpaid interest due under the Debentures.

Under the exchange agreements, the Company has also agreed to adjust  the exercise price of warrants previously issued to the Holders in connection with the Debentures (the “Warrants”) to $0.65 per share subject to further adjustment under the terms of the Warrants. The exchange agreements further provide that for the first two months following entry into the agreements, we are prohibited from issuing shares of our common stock or common stock equivalents that would result in a dilutive issuance under the warrants without the prior written consent of the Holders. For the subsequent two months, if we issue shares of our common stock or common stock equivalents that results in a dilutive issuance under the warrants we are required to issue additional exchange shares of common stock, the number of which is dependent upon the exercise price of the Warrants that is in effect immediately following the dilutive issuance.

The exchange agreements also provide for certain restrictions on the number of shares issued in the exchange that can be sold by the Holders from the date of entering into the exchange agreements through December 31, 2012, subject to certain exceptions.

The shares are being issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange under the terms of the exchange agreements.

The foregoing is qualified in its entirety by the form of exchange agreement attached hereto as Exhibit 10.1 which is incorporated herein by reference.

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 1.01 Entry into a Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”:

As previously disclosed, during November 2011, we issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November Notes”). During December 2011, we issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December Notes”) and detachable three (3) year warrants to purchase 250,004 shares of common stock exercisable at $1.75 per share (the “December Warrants”). As a result of an exchange, $20,000 in principal amount of November Notes was exchanged for like principal amount of December Notes and December Warrants to purchase 22,858 shares of our common stock.

During the subsequent period through April 19, 2012, we issued unsecured convertible promissory notes in the aggregate principal amount of $1,358,327.50 (the “January Notes”) together with 1,146,202 shares of our common stock. As a result of a further exchange, $190,250 in principal amount of December Notes was exchanged for like principal amount of January Notes and December Warrants to purchase an aggregate of  217,433 shares of our common stock were exchanged for 138,720 shares of our common stock.

Accordingly, as of April 19, 2012, there were November Notes in the aggregate principal amount of $12,500 outstanding, December Notes in the aggregate principal amount of $48,500 outstanding and January Notes in the aggregate principal amount of $1,548,577.50 outstanding.

The November Notes have a five-year term and are convertible into shares of our common stock at a conversion price of $2.40 per share. The November Notes are subordinated to the Debentures and cannot be repaid or converted into our shares of common stock until the Debentures are paid in full. Interest on the November Notes is calculated each quarter on the aggregate unconverted outstanding principal amount of the note, and is payable at the per annum rate of two (2) shares of common stock for each $100 outstanding principal of the note. If the market price per share is less than $2.40 then the interest will be paid in cash at 4.8% of the outstanding principal note. Interest is payable quarterly, upon redemption and at maturity as long as the convertible debentures have been paid in full.

The December Notes have a one-year term and are convertible into shares of our common stock at a conversion price of $1.75 per share. The December Notes are subordinated to the Debentures and cannot be repaid or converted into shares of our common stock until the convertible debentures are paid in full. If our Debentures continue to be outstanding on July 13, 2012, then, we are obligated to issue to the holders of December Notes such additional number of shares of common stock that are issuable upon conversion of the  December Notes without reducing the outstanding principal due upon the December Notes. The December Notes accrue interest at 8% per annum and is payable on the conversion date and at maturity as long as the convertible debentures have been paid in full. The December Notes are also redeemable by us, at the investor’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

The January Notes have a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In the event the note is converted in full prior to maturity, the holder is entitled to one additional share of common stock for each share converted. The January Notes are subordinated to the Debentures and cannot be repaid or converted into shares of common stock of the Company until the Debentures are paid in full. The January Notes accrue interest at 8% per annum and are payable on the conversion date and at maturity as long as the Debentures have been paid in full. The January Notes are also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

The foregoing is qualified in its entirety by the form of November Note, December Note and January Note attached hereto as Exhibit 10.2, 10.3, and 10.4 respectively and the form of December Warrant attached hereto as Exhibit 10.5, each of which is incorporated herein by reference.

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

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:

On May 15, 2012, we mutually agreed with Paul Reep to terminate his position as our Senior Vice President of Technology, effective immediately, and to retain him as a strategic advisor. In connection with his retention as strategic advisor, we issued 60,000 shares of our common stock valued at $1.75 per share, with a restriction on sale or transfer of the shares for one year from the grant.

The shares were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering and the shares are being acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Exchange Agreement between OriginOil, Inc. and holders of Original Issue Discount 5% Convertible Debentures
10.2	Form of November Note
10.3	Form of December Note
10.4	Form of January Note
10.5	Form of December Warrant
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
May 21, 2012