Form 10-Q
period 2012-06-30
ORIGINOIL INC
filed 2012-08-20
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2012

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of August 17, 2012 was 12,733,895.

 PART I - FINANCIAL INFORMATION

ORIGINOIL, INC.
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$84,403	$197,868
Accounts receivable	15,000	-
Work in process	-	248,443
Prepaid expenses	629,027	300,102
Other receivables	2,850	17,977

TOTAL CURRENT ASSETS	731,280	764,390

PROPERTY & EQUIPMENT
Machinery & equipment	30,992	30,992
Furniture & fixtures	27,056	27,056
Computer equipment	28,824	28,824
Leasehold improvements	94,914	94,914
	181,786	181,786
Less accumulated depreciation	(133,224)	(126,422)

NET PROPERTY & EQUIPMENT	48,562	55,364

OTHER ASSETS
Investment	20,000	20,000
Patents	255,508	180,380
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	289,625	214,497

TOTAL ASSETS	$1,069,467	$1,034,251

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$282,702	$342,369
Accrued expenses	100,163	124,417
Deferred income	-	313,163
Derivative liability, warrants	281,533	641,900
Convertible debenture	-	397,213
Unsecured notes payable, net of discount of $1,259,626	571,202	13,483

TOTAL LIABILITIES	1,235,600	1,832,545

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
250,000,000 authorized common shares
11,436,334 and 7,694,505 shares issued and outstanding	1,144	770
Additional paid in capital	21,837,464	16,198,019
Common stock subscription payable	52,000	-
Deficit accumulated during the development stage	(22,056,741)	(16,997,083)

TOTAL SHAREHOLDERS' DEFICIT	(166,133)	(798,294)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,069,467	$1,034,251

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Sales	$15,000	$40,500	$553,163	$142,500

Cost of Goods Sold	21,272	-	407,363	-

Gross Profit	(6,272)	40,500	145,800	142,500

Operating Expenses
Selling and general and administrative expenses	1,495,352	771,915	2,599,784	1,488,297
Research and development	300,473	195,989	551,188	390,433

Total Operating Expenses	1,795,825	967,904	3,150,972	1,878,730

Loss before Depreciation and Amortization	(1,802,097)	(927,404)	(3,005,172)	(1,736,230)

Depreciation & amortization expense	(7,432)	2,343	6,802	4,900

Loss from Operations before Other Income/(Expenses)	(1,794,665)	(929,747)	(3,011,974)	(1,741,130)

OTHER INCOME/(EXPENSE)
Interest income	-	1	-	1
Foreign exchange loss	(1,045)	-	(2,227)	-
Gain/(Loss) on derivative	111,234	-	(45,412)	-
Conversion of debentures	(838,728)	-	(838,728)	-
Amortization of debt discount	(657,441)	-	(1,001,702)	-
Penalties	-	-	-	(2,384)
Interest expense	(90,621)	-	(159,615)	(537)

TOTAL OTHER INCOME/(EXPENSES)	(1,476,601)	1	(2,047,684)	(2,920)

NET LOSS	$(3,271,266)	$(929,746)	$(5,059,658)	$(1,744,050)

BASIC LOSS PER SHARE	$(0.33)	$(0.14)	$(0.56)	$(0.26)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	9,980,303	6,794,747	9,087,248	6,583,507

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	-	$-	7,694,505	$770	$16,198,019	$(16,997,083)	$(798,294)

Common stock issued for conversion of debt
(prices per share of $0.65 and $1.75) (unaudited)	-	-	1,241,929	124	841,073	-	841,197

Common stock issued for conversion of interest payable on debt
(price per share $1.75) (unaudited)	-	-	6,551	1	9,891	-	9,892

Common stock issued for services at fair value
(price per share between $1.01 -$1.75) (unaudited)	-	-	859,835	86	1,276,975	-	1,277,061

Common stock issued for accounts payable at fair value (unaudited)	-	-	24,001	2	41,998	-	42,000

Common stock issued with unsecured subordinated debt at fair value (unaudited)	-	-	1,411,351	141	(141)	-	-

Common stock issued for incentive fee (unaudited)	-	-	9,670	1	6,285	-	6,286

Cashless exercise of common stock purchase warrants (unaudited)	-	-	188,492	19	(19)	-	-

Common stock subscription payable (unaudited)	-	-	-	-	52,000	-	52,000

Write down of fair value of debenture converted (unaudited)	-	-	-	-	1,238,220	-	1,238,220

Original issue discount (unaudited)	-	-	-	-	92,662	-	92,662

Beneficial conversion feature & debt discount on promissory notes (unaudited)	-	-	-	-	1,579,578	-	1,579,578

Options and warrant compensation expense (unaudited)	-	-	-	-	554,420	-	554,420

Stock issuance cost (unaudited)	-	-	-	-	(1,497)	-	(1,497)

Net loss for the period ended June 30, 2012 (unaudited)	-	-	-	-	-	(5,059,658)	(5,059,658)

Balance at June 30, 2012 (unaudited)	-	$-	11,436,334	$1,144	$21,889,464	$(22,056,741)	$(166,133)

The accompanying notes are an integral part of these financial statements

ORIGINIOIL, INC.
STATEMENTS OF CASHFLOWS

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,059,658)	$(1,744,050)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	6,802	4,900
Common stock and warrants issued for services	907,483	151,250
Stock compensation expense	554,420	344,403
Loss on change in valuation of derivative liability	45,412	-
Amortization of debt discount	1,001,702	-
Loss on conversion of debentures	838,728
Common stock issued for settlement of debt	21,000
Original issue discount amortized as interest	92,662	-
Common stock issued for interest payable	9,892	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(15,000)	-
Prepaid expenses	47,466	15,392
Work in progress	248,443	-
Other receivables	15,127	350
Deposits	-	-
Increase (Decrease) in:
Accounts payable	(45,480)	(28,828)
Accrued expenses	(24,254)	30,244
Deferred income	(313,163)	788
Other payable	-	(8,461)

NET CASH USED IN OPERATING ACTIVITIES	(1,668,418)	(1,234,012)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of investment	-	(20,000)
Patent expenditures	(75,128)	(20,271)

NET CASH USED IN INVESTING ACTIVITIES	(75,128)	(40,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	1,579,578	-
Proceeds from subscription payable	52,000	60,446
Proceeds for issuance of common stock, net of stock issuance cost	(1,497)	1,225,139

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,630,081	1,285,585

NET INCREASE/(DECREASE) IN CASH	(113,465)	11,302

CASH BEGINNING OF PERIOD	197,868	238,424

CASH END OF PERIOD	$84,403	$249,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,262	$537
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the period ended June 30, 2012, the Company issued 1,241,929 shares of common stock for the convertible debenture at fair value of $841,197, plus 6,551 shares of common stock for interest paid in the amount of $9,892; 1,411,351 shares of common stock were issued upfront with promissory notes, and 188,492 shares of common stock were issued through a cashless exercise for stock purchase warrants. During the six months ended June 30, 2011, the Company issued 62,718 shares of common stock through a cashless exercise for stock purchase warrants.

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
1.	Basis of Presentation
The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders in the six months ended June 30, 2012, and has standing purchase orders from a principal customer. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations.

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:
	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$281,533	$-	$-	$281,533
Unsecured promissory notes, net of discounts	$571,202	$-	$-	571,202
Total liabilities measured at fair value	$852,735	$-	$-	$852,735

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2012, and the following pronouncements were adopted:

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

As of June 30, 2012, the Company increased the total number of authorized shares of common stock to 250,000,000 shares and increased the total number of authorized shares of preferred stock to 25,000,000 shares.

During the six months ended June 30, 2012, the Company issued 859,835 shares of common stock at fair value for services that ranged in prices from $1.01 to $1.75 with a fair value of $1,298,061; issued 12,001 shares of common stock for settlement of accounts payable in the amount of $21,000, and also issued an additional 12,001 shares with a fair value of $21,000 associated with the settlement of the debt; issued 1,241,929 shares of common stock in exchange for cancellation of the convertible debentures in the aggregate amount of $841,197, and also issued an additional 9,670 shares of common stock at a fair value of $6,286, associated with the conversion of a convertible debenture; issued 188,492 shares of common stock through a cashless exercise of stock purchase warrants in the amount of 317,464; issued 6,551 shares of common stock at fair value of $9,892 for interest due on the convertible debentures; received funds for a subscription payable in the amount of $52,000 to purchase 80,000 shares of common stock at a price of $0.65 together with one (1) year warrants to purchase 80,000 shares of common stock and three (3) year warrants to purchase an aggregate of 80,000 shares of common stock. In addition the Company issued unsecured promissory notes in the aggregate principal amount of $1,669,828 and issued at fair value 1,411,351 shares of common stock associated with the notes.

4.	STOCK OPTIONS AND WARRANTS

The Board of Directors adopted the OriginOil, Inc., 2009 Incentive Stock Option Plan (the “Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

On May 25, 2012, the Board of Directors adopted the OriginOil, Inc., 2012 Incentive Stock Option Plan (the “Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

During the six months ended June 30, 2012, the Company granted 4,000 stock options during the period. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price $1.70 per share.

Risk free interest rate	0.87%
Stock volatility factor	70.25%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:
	6/30/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	351,130	$6.14
Granted	4,000	1.70
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	355,130	$6.09
Exercisable at the end of period	109,230	$4.02
Weighted average fair value of
options granted during the period		$0.87

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan as of June 30, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.90	209	84	1.00
$9.60	6,250	2,853	1.00
$9.60	20,000	14,130	2.18
$8.40	3,334	2,276	2.27
$9.00	15,000	10,166	2.29
$6.90	15,002	7,933	2.89
$7.20	1,667	739	3.23
$4.50	33,334	13,368	3.40
$6.00	33,000	10,534	3.48
$6.90	100,000	26,130	3.71
$4.20	13,334	2,356	4.05
$4.80	100,000	16,610	4.09
$5.15	10,000	1,555	4.13
$1.70	4,000	496	4.26
	355,130	109,230

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended June 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2012 and 2011 is $174,820 and $344,403, respectively.

Warrants
A summary of the Company’s warrant activity and related information follows:
Risk free interest rate	1.17% - 2.5%
Stock volatility factor	63.04% - 257.10%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

	6/30/2012
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	836,189	$4.20
Granted	260,000	0.65
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	1,096,189	$3.36

At June 30, 2012, the weighted average remaining contractual life of warrants outstanding:
			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	256,672	256,672	2.00
$10.20	28,335	28,335	2.13
$9.00	9,168	9,168	2.32
$8.70	3,334	3,334	2.37
$8.40	667	667	2.58
$8.70	5,000	5,000	2.91
$7.20	33,334	33,334	2.98
$5.70	7,335	7,335	3.10
$4.50	3,334	3,334	3.21
$4.20	8,334	8,334	3.23
$4.20	33,334	33,334	3.25
$3.60	8,334	8,334	3.33
$4.50	33,334	33,334	3.40
$4.20	13,335	13,335	3.42
$6.00	166,668	166,668	3.48
$6.00	33,334	33,334	3.50
$6.30	8,334	8,334	3.72
$5.70	4,001	4,001	3.75
$6.90	33,334	33,334	3.96
$6.90	33,334	33,334	4.21
$1.90	80,000	80,000	4.27
$6.90	33,334	33,334	4.46
$1.47	260,000	260,000	4.82
	1,096,189	1,096,189

During the six months ended June 30, 2012, the Company granted 260,000 stock purchase warrants for services to purchase shares of common stock. The Company recognized warrant compensation for services in the statement of operations for the six months ended June 30, 2012 and 2011, were $379,600 and $27,500, respectively.

During the six months ended June 30, 2012, the Company granted to an investor 153,846 warrants to purchase an aggregate of 153,846 shares of common stock associated with a promissory note in the amount of $100,000. Also, an investor was granted warrants to purchase 160,000 shares of common stock associated with a subscription payable for $80,000. The stock purchase warrants outstanding during the six months ended June 30, 2012, was 2,360,487 of which 317,464 were exercised through a cashless exercise to purchase 188,492 shares of common stock during the period. The number of outstanding stock purchase warrants to purchase shares of common stock as of June 30, 2012, was 2,043,023, of which 946,834 investor stock purchase warrants are not included in the table above.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

5.	CONVERTIBLE DEBENTURE

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. The debentures had an aggregate principal amount of $1,176,500, and were due and payable on July 11, 2012. The debentures may be converted at any time at the option of the investors into shares of common stock at a conversion price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debentures bear interest at the rate of 5% per annum increasing to 18% in the event of default. Interest is payable quarterly in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $1.75 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares are delivered after the date the quarterly interest payment is due). The warrants are exercisable for an aggregate of 392,170 shares of common stock at the option of the holder for a period of five years at an exercise price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

On May 18, 2012, the debentures’ remaining principal amount of $841,197 was converted into 1,241,929 shares of common stock, with payments of interest in both cash and common stock consisting of $5,262 and issuance of 6,551 of common stock at a fair value of $9,892.

ASC Topic 815 provides guidance applicable to the convertible debentures issued by the Company in instances where the number into which a debenture can be converted is not fixed.  For example, when a convertible debenture converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,176,500 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debenture, which was converted during the period and resulted in the recognition of $45,412 in interest expense for the six months ended June 30, 2012.

The derivative liability is adjusted periodically according to the Company’s stock price fluctuations. At the time of conversion of the warrants, any remaining derivative liability associated with the warrants will be charged to additional paid-in capital.  For purpose of determining the fair market value of the derivative liability for the warrants,  the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.72%
Stock volatility factor	70.94%
Weighted average expected option life	5 years
Expected dividend yield	None

The value of the derivative liability at June 30, 2012 was $281,533.

6.	OBLIGATIONS UNDER CAPITAL LEASE

On March 1, 2012, the Company entered into a short term capital lease for a six month period with an option to purchase the equipment at the end of the lease. The total cost of the asset is $65,000, which includes a fee of $5,000 that will be paid at the end of the lease. The monthly rental payment is $5,000 per month plus tax. A deposit of $10,000 was paid for first and last month rent. Since the lease is less than a year there are no future payments to disclose and no imputed interest necessary to reduce the minimum lease payments to present value. On May 31, 2012 the equipment was returned to the vendor and the deposit was applied to rental of the equipment for the three months. The capital lease was reclassified as an operating lease and a $16,750 expense was recorded as rental of equipment in the statement of operations.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

7.	UNSECURED CONVERTIBLE PROMISSORY NOTES

During November 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November Notes”). During December 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December Notes”). As a result of an exchange, $20,000 in principal amounts of the November Notes was exchanged for like principal amounts of the December Notes. During the six months ended June 30, 2012, the Company issued unsecured convertible promissory notes in the aggregate principal amounts of $1,479,578 (the “January Notes”). As a result of a further exchange, $190,250 in principal amounts of the December Notes was exchanged for like principal amounts of the January Notes. Accordingly, as of June 30, 2012, there were November Notes in the aggregate principal amount of $12,500 outstanding, December Notes in the aggregate principal amount of $48,500 outstanding, January Notes in the aggregate principal amount of $1,669,828 outstanding.

November Notes

As of June 30, 2012, the November Notes have an aggregate principal amount of $12,500 with a five-year term and are convertible into shares of common stock of the Company at a conversion price of $2.40 per share.  Interest on the November Notes is calculated each quarter on the aggregate unconverted outstanding principal amount of the note, and is payable at the per annum rate of two (2) shares of common stock for each $100 outstanding principal of the note. If the market price per share is less than $2.40 then the interest will be paid in cash at 4.8% of the outstanding principal note. Interest is payable quarterly, upon redemption and/or at maturity.

December Notes

As of June 30, 2012, the December Notes have an aggregate principal amount of $48,500 with a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. Also, the December Notes have detachable three (3) year warrants to purchase 55,429 shares of common stock.  The December Notes accrue interest at 8% per annum and is payable on the conversion date and/or at maturity. The December Notes are also redeemable by us, at the investor’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

The December Notes were originally issued with detachable three (3) year warrants to purchase an aggregate of 272,282 shares of common stock at an exercise price of $1.75 (the “December Warrants”), and 216,853 were subsequently exchanged for 133,005 shares of common stock. The detachable warrants were evaluated for purposes of classification under ASC 480-10, “Distinguishing Liabilities from Equity” (pre-Codification SFAS150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity). The warrants did not embody any of the conditions for liability classification under the ASC 480-10 context. The warrants were then evaluated under ASC 815, and were accounted for under the equity classification. The proceeds were then allocated based on the relative fair value of the instruments.

January Notes

As of June 30, 2012, the January Notes have an aggregate principal amount of $1,669,828 with a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In addition, the Company issued upfront shares of common stock in the amount of 1,411,351, which includes the amount from the December exchange during the period. In the event the note is converted in full prior to maturity, the holder is entitled to one additional share of common stock for each share converted. The January Notes accrue interest at 8% per annum and are payable on the conversion date and/or at maturity. The January Notes are also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

The Company evaluated the three notes for a beneficial conversion feature and accounted for the notes under ASC 815 (Statement 133, EITF Issue 07-5, and EITF Issue 00-19). The instrument was not stated at fair value, and could not be settled partially or wholly in cash. The beneficial conversion feature is equal to the difference between the Company’s market price of its common stock on the measurement date and the effective conversion price multiplied by the number of shares the holder is entitled to upon conversion

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

8.	SECURITES PURCHASE AGREEMENT

On June 20, 2012, the Company entered into a securities purchase agreement with an investor providing for the issuance of a promissory note (the “Note”) in an aggregate principal amount of $400,000 and warrants to purchase an aggregate of up 615,384 shares of the Company’s common stock for an aggregate purchase price of $100,000 in a private placement. At closing, which took place simultaneously with execution of the securities purchase agreement, the Company issued the Note with an outstanding principal sum of $100,000 together with a warrant to purchase 153,846 shares of the Company’s common stock.

Under the terms of the securities purchase agreement, the investor has the option to purchase an additional $300,000 in principal under the Note and receive further warrants to purchase an aggregate of up to 461,538 shares of the Company’s common stock.

The Note matures six months from the date of each purchase made under the Note, and bears interest at a rate of 10% per annum, which increases to 15% if the Note is not repaid by September 18, 2012. The Note may be converted into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of six years from the date of issuance at an exercise price of $0.65.

9.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On July 10, 2012, the Company issued 33,334 shares of common stock at fair value of $32,667 for services performed by an outside consultant.

On July 11, 2012, the Company issued 15,946 shares of common stock through a cashless exercise of 39,217 stock purchase warrants.

On July 13, 2012, the Company issued 7,692 shares of common stock at fair value of $7,846 for services performed by an outside consultant.

On July 23, 2012, the Company issued 100,000 shares of common stock at fair value of $65,000 for services performed by an outside consultant.

On July 30, 2012, the Company issued 50,000 shares of common stock at fair value of $61,500 for services performed by an outside consultant. In addition, warrants to purchase 100,002 shares of common stock of the Company held by an affiliate of the consultant were cancelled.

On July 30, 2012, the Company issued 37,319 shares of common stock through a cashless exercise of 78,434 stock purchase warrants.

On July 30, 2012, the Company issued 28,571 shares of common stock at fair value of $50,000 for services performed by an outside consultant.

Between July 1, 2012 and August 17, 2012, the Company has received funds in the amount of $614,050 to purchase 944,699 shares of common stock through a private placement, together with one (1) year warrants to purchase an aggregate of 944,699 shares of common stock, three (3) year warrants to purchase an aggregate of 692,312 shares of its common stock and five (5) year warrants to purchase an aggregate of 615,388 shares of common stock. Each warrant is exercisable at a price per share of $0.65.

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

Overview of Business

OriginOil has developed an energy production process for harvesting algae and cleaning up oil and gas water.  Operating at the first stage of extraction, this high-speed and chemical-free process can be embedded in other systems to improve performance.  Originally invented to solve the biggest problem in algae production, it is now finding demand in oil and gas fracking and production water cleanup, an immediate and fast-growing market that desperately needs clean technology solutions.  OriginOil is a pure technology company.  We are neither a producer nor a service company.  We intend to embed our technology into the systems others build and sell, through joint ventures, private labeling and licensing agreements.

Algae Harvesting Application

The OriginOil System is designed to control the harvesting of algae, and intended to result in a concentrate which can be either converted by other companies into bio-oil, bio-gas or bio-carbon for refining into fuel and chemicals, or further separated into lipids and biomass for processing by other companies into valuable products.

Oil and Gas Water Cleanup Application

When applied to the oil and gas industry, OriginOil’s process is used continuously to remove oils, suspended solids, insoluble organics and bacteria from produced or ‘frac flowback’ water. Testing has shown that OriginOil’s process can reduce Total Organic Carbon (TOC) by at least 98% in the first pass.

Business Model For All Applications

At this early stage, to prove our systems for wide-scale distribution and licensing, we must build, sell and support our system to companies making use of such systems.

Our long-term business model is based on licensing this technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies. We are not in the business of producing and marketing oil or fuel as an end product, nor of developing sales distribution networks or engaging in volume manufacturing.

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

●
On May 23, 2012, we announced that we filed, among other things, three patents with the United States Patent & Trademark Office including two patents describing our unique technology for processing solids in solution.

●
On June 7, 2012, we announced that we are gearing up for the commercial roll out of our oil and gas wastewater clean-up systems and have selected Los Angeles-based Clean Water Technology to manufacture the company’s systems.

●	On June 8, 2012, our Board of Directors appointed Anthony Fidaleo as a director.

●
On June 20, 2012, we announced that we have found that our platform technology which separates solids from liquids in a single pass, without the use of chemicals, has multiple market implications beyond the algae industry.

●	On July 11, 2012, we announced that we have shipped the first production model of our Algae Appliance™ harvester to Paris-based Ennesys, our urban algae joint venture

●
On July 19, 2012 we announced the formation of a dedicated business unit to aggressively market our continuous-flow, high efficiency and chemical-free technology for frack water cleanup and petroleum recovery.

●	On July 25, 2012, we announced that we have received purchase orders for two test scale units from the United States Department of Energy’s Idaho National Labs under our research agreement.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of  June 30, 2012, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2012, and the following pronouncements were adopted during the period.

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

Results of Operation

Results of Operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

	Three Months Ended		Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)
Revenue	$15,000	$40,500	$553,163	$142,500

Operating Expenses	$1,795,825	$967,904	$3,153,757	$1,878,730

Loss from Operations before Other Income/(Expense)	$(1,794,665)	$(929,747)	$(3,014,759)	$(1,741,130)

Other Income/(Expense)	$(1,476,601)	$1	$(2,044,899)	$(2,920)

Net Loss	$(3,271,266)	$(929,746)	$(5,059,658)	$(1,744,050)

Revenue and Cost of Sales

Revenue for the three months ended June 30, 2012 and 2011 was $15,000 and $40,500, respectively. Cost of sales for the three months ended June 30, 2012 and 2011 were $21,272 and $0, respectively.

Revenue for the six months ended June 30, 2012 and 2011 was $553,163 and $142,500, respectively. Cost of sales for the six months ended June 30, 2012 and 2011 were $407,363 and $0, respectively.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Revenues earned were part of purchase orders from MBD Energy for progressively larger algae harvesting equipment. The cost of sales in the current period represents the materials and supplies used to produce the product, and outside consultant fees to test the product.

Operating Expenses

Operating expenses consist of general and administrative expenses, research and development and depreciation and amortization expense.

General and administrative expenses increased by $723,437 to $1,495,352 for the three months ended June 30, 2012, compared to $771,915 for the three months ended June 30, 2011. General and administrative expenses increased by $1,114,272 to $2,602,569 for the six months ended June 30, 2012, compared to $1,488,297 for the six months ended June 30, 2011. The increase in general and administrative expenses was due primarily to an increase of $409,882 in professional fees, $319,415 for investor and public relations of which $137,736 was a non-cash expense, $210,017 for non-cash stock compensation expense, and $174,958 increase in overall G&A expenses.

Research and development cost increased by $104,484 to $300,473 for the three months ended June 30, 2012, compared to $195,989 for the three months ended June 30, 2011. Research and development cost increased by $163,755 to $554,188 for the six months ended June 30, 2012, compared to $390,433 for the six months ended June 30, 2011.   The increase in research and development costs was primarily due to an increase in salaries, consultant fees and outside services for algae appliances and fracking research.

Net Loss

Our net loss increased by $(2,341,520) to $(3,271,266) for the three months ended June 30, 2012, compared to $(929,746) for the three months ended June 30, 2011. Our net loss increased by $(3,315,608) to $(5,059,657) for the six months ended June 30, 2012, compared to $(1,744.050) for the six months ended June 30, 2011. The majority of the increase is due to accounting for net change in non-cash amortization of the debt discount and loss derivative valuation in the amount of $1,596,158, and increase in stock and warrant compensation of $210,017, plus the overall increase in the operating expenses. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At June 30, 2012 and December 31, 2011, we had cash of $84,403 and $197,868, respectively and working capital deficit of $(504,320) and $(1,068,155), respectively.  This decrease in working capital deficit was due primarily to a decrease in convertible debt. During the first two quarters of 2012, we raised an aggregate of $1,631,578 in an offering of unsecured convertible notes, a subscription payable, and securities exchange agreement. Since, July 1, 2012 through August 17, 2012 we raised $614,050 in an offering of shares of our common stock and warrants.  The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $(1,668,418) for the six months ended June 30, 2012, compared to $(1,234,012) for the prior period June 30, 2011. The increase of $(434,406) in cash used in operating activities was due to a decrease in prepaid expenses, work in progress, accounts payable, accrued expenses and deferred income. The net loss includes non-cash expenses of depreciation, stock issued for services, amortization of debenture discount, gain on change in derivative, and stock compensation expense. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $(75,128) for the six months ended June 30, 2012, as compared to $(40,271) for the prior period June 30, 2011. The increase in cash used in investing activities was due to an increase in expenditures for intangible assets in the current period associated with patent expenditures.

Net cash flows provided by financing activities was $1,630,081 for the six months ended June 30, 2012, as compared to $1,285,585 for the prior period June 30, 2011. The increase in cash provided by financing activities was due to an increase in debt and equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from our offering of shares of common stock and warrants together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next six months, due to our cash on hand, growing revenue, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None

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

Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
August 20, 2012