Form 10-Q
period 2012-09-30
ORIGINOIL INC
filed 2012-11-20
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2012

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of November 16, 2012 was 17,267,714.

EXPLANATORY NOTE

Registrant is filing this report on Form 10-Q after November 14, 2012, in reliance upon Release No. 68224 of the Securities and Exchange Commission, by reason of Registrant’s inability to meet the November 14, 2012 filing deadline for this report due to Hurricane Sandy and its aftermath. The Registrant was unable to file the Form 10-Q on a timely basis because the Company’s EDGAR service provider, which is located in Manhattan, was impacted by Hurricane Sandy and was delayed in preparing the Interactive Data Files filed as an exhibit thereto.

PART I - FINANCIAL INFORMATION

ORIGINOIL, INC.
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$98,612	$197,868
Accounts receivable	80,726	-
Work in process	28,785	248,443
Prepaid expenses	408,321	300,102
Other receivables	2,550	17,977

TOTAL CURRENT ASSETS	618,994	764,390

PROPERTY & EQUIPMENT
Machinery & equipment	30,992	30,992
Furniture & fixtures	27,056	27,056
Computer equipment	28,824	28,824
Manufactured equipment	12,500	-
Leasehold improvements	94,914	94,914
	194,286	181,786
Less accumulated depreciation	(136,625)	(126,422)

NET PROPERTY & EQUIPMENT	57,661	55,364

OTHER ASSETS
Investment	20,000	20,000
Patents	277,469	180,380
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	311,586	214,497

TOTAL ASSETS	$988,241	$1,034,251

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$241,658	$342,369
Accrued expenses	167,166	124,417
Deferred income	35,000	313,163
Derivative liability, warrants	123,957	641,900
Convertible debenture	-	397,213
Unsecured notes payable, net of discount of $800,105	1,030,722	13,483

TOTAL LIABILITIES	1,598,503	1,832,545

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
250,000,000 authorized common shares
12,977,153 and 7,694,505 shares issued and outstanding	1,298	770
Additional paid in capital	23,357,176	16,198,019
Common stock subscription payable	10,400	-
Deficit accumulated during the development stage	(23,979,136)	(16,997,083)

TOTAL SHAREHOLDERS' DEFICIT	(610,262)	(798,294)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$988,241	$1,034,251

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales	$30,726	$-	$583,889	$142,500

Cost of Goods Sold	13,543	-	420,906	-

Gross Profit	17,183	-	162,983	142,500

Operating Expenses
Selling and general and administrative expenses	1,310,532	1,141,494	3,910,316	2,629,791
Research and development	152,978	333,484	704,166	723,917

Total Operating Expenses	1,463,510	1,474,978	4,614,482	3,353,708

Loss before Depreciation and Amortization	(1,446,327)	(1,474,978)	(4,451,499)	(3,211,208)

Depreciation & amortization expense	3,401	3,202	10,203	8,102

Loss from Operations before Other Income/(Expenses)	(1,449,728)	(1,478,180)	(4,461,702)	(3,219,310)

OTHER INCOME/(EXPENSE)
Interest income	-	-	-	1
Foreign exchange loss	(611)	-	(2,838)	-
Gain/(Loss) on derivative	30,696	462,643	(14,716)	462,643
Loss on conversion of debentures	-	-	(838,728)	-
Penalties	-	-	-	(2,384)
Interest expense	(502,752)	(457,285)	(1,664,069)	(457,822)

TOTAL OTHER INCOME/(EXPENSES)	(472,667)	5,358	(2,520,351)	2,438

NET LOSS	$(1,922,395)	$(1,472,822)	$(6,982,053)	$(3,216,872)

BASIC LOSS PER SHARE	$(0.16)	$(0.22)	$(0.69)	$(0.49)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	12,211,940	6,794,747	10,136,415	6,583,507

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

							Deficit
							Accumulated
					Additional		during the
	Preferred stock		Common stock		Paid-in	Subscription	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage
Balance at December 31, 2011	-	$-	7,694,505	$770	$16,198,019	$-	$(16,997,083)

Common stock issued for cash and subscriptions payable
(prices per share of $0.65 and $1.75) (unaudited)	-	-	1,230,766	123	799,870	-	-

Common stock issued for conversion of debt
(prices per share of $0.65 and $1.75) (unaudited)	-	-	1,241,929	124	841,073	-	-

Common stock issued for conversion of interest payable on debt
(price per share $1.75) (unaudited)	-	-	6,551	1	9,891	-	-

Common stock issued for services at fair value
(price per share between $0.98 -$1.75) (unaudited)	-	-	1,096,099	110	1,545,760	-	-

Common stock issued for accounts payable at fair value (unaudited)	-	-	12,001	1	20,999	-	-

Common stock issued for incentive fee at fair value (unaudited)	-	-	12,000	1	20,999	-	-

Common stock issued with unsecured subordinated debt at fair value (unaudited)	-	-	1,411,351	141	(141)	-	-

Common stock issued for incentive fee for debt (unaudited)	-	-	9,670	1	6,285	-	-

Cashless exercise of common stock purchase warrants (unaudited)	-	-	262,281	26	(26)	-	-

Common stock subscription payable	-	-	-	-	-	10,400	-

Write down of fair value of warrants converted (unaudited)	-	-	-	-	1,365,100	-	-

Original issue discount (unaudited)	-	-	-	-	92,662	-	-

Beneficial conversion feature & debt discount on promissory notes (unaudited)	-	-	-	-	1,579,578	-	-

Options and warrant compensation expense (unaudited)	-	-	-	-	878,604	-	-

Stock issuance cost (unaudited)	-	-	-	-	(1,497)	-	-

Net loss for the nine months ended September 30, 2012 (unaudited)	-	-	-	-	-	-	(6,982,053)

Balance at September 30, 2012 (unaudited)	-	$-	12,977,153	$1,298	$23,357,176	$10,400	$(23,979,136)

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,982,053)	$(3,216,872)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	10,203	8,102
Common stock and warrants issued for services	934,943	151,250
Stock compensation expense	878,604	539,519
(Gain)/Loss on change in valuation of derivative liability	14,715	(462,643)
Amortization of debt discount recognized as interest expense	1,461,223	444,247
Loss on conversion of debentures	838,728	-
Common stock issued for incentive fees	21,000	-
Original issue discount amortized as interest	92,662	-
Common stock issued for interest expense	9,892	4,564
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(80,726)	(37,500)
Prepaid expenses	536,981	(148,418)
Work in progress	219,658	(136,473)
Other receivables	15,427	8,135
Increase (Decrease) in:
Accounts payable	(86,524)	76,241
Accrued expenses	15,289	31,124
Deferred income	(278,163)	350,663
Other payable	-	(8,461)

NET CASH USED IN OPERATING ACTIVITIES	(2, 378,141)	(2,396,522)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Research equipment	(12,500)	-
Purchase of investment	-	(20,000)
Purchase of fixed assets	-	(26,411)
Patent expenditures	(97,089)	(67,785)

NET CASH USED IN INVESTING ACTIVITIES	(109,589)	(114,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured notes payable	1,579,578	1,000,000
Proceeds for issuance of common stock and subscription payable, net of stock issuance cost	808,896	2,584,175

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,388,474	3,584,175

NET INCREASE/(DECREASE) IN CASH	(99,256)	1,073,457

CASH BEGINNING OF PERIOD	197,868	238,424

CASH END OF PERIOD	$98,612	$1,311,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,262	$537
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the nine months September 30, 2012, the Company issued 1,241,929 shares of common stock for the convertible debenture at fair value of $841,197, plus 6,551 shares of common stock for interest paid in the amount of $9,892; 1,411,351 shares of common stock were issued upfront with promissory notes; 262,281 shares of common stock were issued through a cashless exercise for 474,333 stock purchase warrants. During the nine months ended September 30, 2011, the Company issued 98,043 shares of common stock for convertible debentures in the amount of $235,300. Also, the Company issued 62,718 shares of common stock for 95,238 common stock purchase warrants.

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1.	Basis of Presentation
The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders in the nine months ended September 30, 2012, and has standing purchase orders from a principal customer. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations.

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2012, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$123,957	$-	$-	$123,957
Unsecured promissory notes, net of discounts	$1,030,722	$-	$-	1,030,722
Total liabilities measured at fair value	$1,154,679	$-	$-	$1,154,679

Reclassification
Amortization of debt discount for the nine months ended September 30, 2012 and 2011, respectively, was reclassified as interest expense.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2012, and the no pronouncements were adopted during the period.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

3.	CAPITAL STOCK

As of June 30, 2012, the Company increased the total number of authorized shares of common stock to 250,000,000 shares and increased the total number of authorized shares of preferred stock to 25,000,000 shares.

During the nine months ended September 30, 2012, the Company issued 1,096,099 shares of common stock at fair value for services that ranged in prices from $0.98 to $1.75 with a fair value of $1,545,870; issued 12,001 shares of common stock for settlement of accounts payable in the amount of $21,000, and also issued an additional 12,000 shares with a fair value of $21,000 associated with the settlement of the debt; issued 1,241,929 shares of common stock in exchange for cancellation of the convertible debentures in the aggregate amount of $841,197, and also issued an additional 9,670 shares of common stock at a fair value of $6,286, associated with the conversion of a convertible debenture; issued 262,281 shares of common stock for stock through a cashless exercise of 493,943 stock purchase warrants; issued 6,551 shares of common stock at fair value of $9,892 for interest due on the convertible debentures; received proceeds for issuance of common stock and subscription payable in the amount of $799,993 to purchase 1,230,766 shares of common stock at a price of $0.65 together with one (1) year warrants to purchase an aggregate of 1,220,766 shares of common stock and three (3) year warrants to purchase an aggregate of 849,311 shares of common stock, plus five (5) year warrants to purchase an aggregate of 615,388 shares of common stock. In addition the Company issued unsecured promissory notes in the aggregate principal amount of $1,669,828 and issued at fair value 1,411,351 shares of common stock associated with the notes.

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

During the nine months ended September 30, 2012, the Company granted 4,000 stock options during the period. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of five years from the date of grant at an exercise price of  $1.70 per share.

Risk free interest rate	0.87%
Stock volatility factor	70.25%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	9/30/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	351,130	$6.14
Granted	4,000	1.70
Exercised	-	-
Forfeited/Expired	(269,836)	6.40
Outstanding, end of period	85,294	$5.12
Exercisable at the end of period	31,670	$5.28
Weighted average fair value of
options granted during the period		$1.70

The weighted average remaining contractual life of options outstanding issued under the 2009 Incentive Stock Option Plan as of September 30, 2012 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.90	209	84	0.75
$9.60	6,250	2,853	0.75
$7.20	1,667	844	2.98
$4.50	33,334	15,451	3.15
$6.00	16,500	6,306	3.23
$4.20	13,334	3,197	3.79
$5.15	10,000	2,185	3.88
$1.70	4,000	750	4.01
	85,294	31,670

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2012 and 2011 is $199,404 and $291,012, respectively.

Warrants
A summary of the Company’s warrant activity and related information follows:

Risk free interest rate	0.73% - 2.5%
Stock volatility factor	63.04% - 257.10%
Weighted average expected option life	5 years
Expected dividend yield	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

4.	STOCK OPTIONS AND WARRANTS (Continued)

	9/30/2012
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	836,188	$4.20
Granted	540,000	1. 04
Exercised	-	-
Forfeited	(100,002)	7.50
Outstanding - end of period	1,276,186	$4.29

At September 30, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	223,338	223,338	1.75
$10.20	28,335	28,335	1.88
$9.00	9,168	9,168	2.06
$8.70	3,334	3,334	2.12
$8.40	667	667	2.33
$8.70	5,000	5,000	2.66
$5.70	7,334	7,334	2.84
$4.50	3,334	3,334	2.95
$4.20	8,334	8,334	2.98
$4.20	33,334	33,334	2.99
$3.60	8,334	8,334	3.08
$4.50	33,334	33,334	3.15
$4.20	13,335	13,335	3.16
$6.00	133,334	133,334	3.23
$6.00	33,334	33,334	3.24
$6.30	8,334	8,334	3.47
$5.70	4,001	4,001	3.50
$6.90	33,334	33,334	3.71
$6.90	33,334	33,334	3.96
$1.90	80,000	80,000	4.01
$6.90	33,334	33,334	4.21
$1.47	260,000	260,000	4.57
$0.65	280,000	280,000	4.86
	1,276,186	1,276,186

During the nine months ended September 30, 2012, the Company granted 260,000 stock purchase warrants for services to purchase shares of common stock. The Company recognized warrant compensation for services in the statement of operations for the nine months ended September 30, 2012 and 2011, were $679,200 and $248,507, respectively.

During the nine months ended September 30, 2012, the Company granted to an investor 153,846 warrants to purchase an aggregate of 153,846 shares of common stock associated with a promissory note in the amount of $100,000. Also, during the period ended September 30, 2012 through a private placement, the Company issued 2,685,465 common stock purchase warrants with the purchase of 1,230,766 shares of common stock for proceeds received and a subscription payable of $799,993. During the nine months ended September 30, 2012, 493,943 purchase warrants were exercised through a cashless exercise to purchase 262,281 shares of common stock, and 317,435 purchase warrants were forfeited or cancelled. The number of outstanding stock purchase warrants to purchase shares of common stock as of September 30, 2012, was 1,276,186 for services, and 3,295,802 for investor stock purchase warrants for a total of 4,571,988.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

5.	CONVERTIBLE DEBENTURE

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. The debentures had an aggregate principal amount of $1,176,500, and became due and payable on July 11, 2012. The debentures were convertible at any time at the option of the investors into shares of common stock at a conversion price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debentures bore interest at the rate of 5% per annum increasing to 18% in the event of default. Interest is payable quarterly in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $1.75 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares are delivered after the date the quarterly interest payment is due). The warrants outstanding as of September 30, 2012 are exercisable for an aggregate of 215,692 shares of common stock at the option of the holder for a period of five years at an exercise price of $0.65 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

On May 18, 2012, the debentures’ remaining principal amount of $841,197 was converted into 1,241,929 shares of common stock, with payments of interest in both cash and common stock consisting of $5,262 and issuance of 6,551 of common stock at a fair value of $9,892.

ASC Topic 815 provides guidance applicable to the convertible debentures issued by the Company in instances where the number into which a debenture can be converted is not fixed.  For example, when a convertible debenture converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,176,500 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debenture, which was converted during the period and resulted in the recognition of $443,984 in interest expense for the nine months ended September 30, 2012.

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

Risk free interest rate	0.62% - 0.73%
Stock volatility factor	70.21% - 72.36%
Weighted average expected option life	5 years
Expected dividend yield	None

 The value of the derivative liability at September 30, 2012 was $123,957.

6.	OBLIGATIONS UNDER CAPITAL LEASE

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
SEPTEMBER 30, 2012

7.	UNSECURED CONVERTIBLE PROMISSORY NOTES

During November 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November Notes”). During December 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December Notes”). As a result of an exchange, $20,000 in principal amounts of the November Notes was exchanged for like principal amounts of the December Notes. During the nine months ended September 30, 2012, the Company issued unsecured convertible promissory notes in the aggregate principal amounts of $1,479,578 (the “January Notes”). As a result of a further exchange, $190,250 in principal amounts of the December Notes was exchanged for like principal amounts of the January Notes. Accordingly, as of September 30, 2012, there were November Notes in the aggregate principal amount of $12,500 outstanding, December Notes in the aggregate principal amount of $48,500 outstanding, January Notes in the aggregate principal amount of $1,669,828 outstanding. During the month of November 2012, holders of the November, December and January Notes converted an aggregate principal amount of $1,438,326, plus unpaid accrued interest of $74,762 for 3,457,840 shares of common stock of the Company.

November Notes

As of September 30, 2012, the November Notes have an aggregate principal amount of $12,500 with a five-year term and are convertible into shares of common stock of the Company at a conversion price of $2.40 per share.  Interest on the November Notes is calculated each quarter on the aggregate unconverted outstanding principal amount of the note, and is payable at the per annum rate of two (2) shares of common stock for each $100 outstanding principal of the note. If the market price per share is less than $2.40 then the interest will be paid in cash at 4.8% of the outstanding principal note. Interest is payable quarterly, upon redemption and/or at maturity.

December Notes

As of September 30, 2012, the December Notes have an aggregate principal amount of $48,500 with a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. Also, the December Notes have detachable three (3) year warrants to purchase 55,429 shares of common stock.  The December Notes accrue interest at 8% per annum and is payable on the conversion date and/or at maturity. The December Notes are also redeemable by us, at the investor’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

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

January Notes

As of September 30, 2012, the January Notes have an aggregate principal amount of $1,669,828 with a one-year term and are convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In addition, the Company issued upfront shares of common stock in the amount of 1,411,351, which includes the amount from the December exchange during the period. In the event the note is converted in full prior to maturity, the holder is entitled to one additional share of common stock for each share converted. The January Notes accrue interest at 8% per annum and are payable on the conversion date and/or at maturity. The January Notes are also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest.

The Company evaluated the three notes for a beneficial conversion feature and accounted for the notes under ASC 815 (Statement 133, EITF Issue 07-5, and EITF Issue 00-19). The instrument was not stated at fair value, and could not be settled partially or wholly in cash. The beneficial conversion feature is equal to the difference between the Company’s market price of its common stock on the measurement date and the effective conversion price multiplied by the number of shares the holder is entitled to upon conversion

The notes were issued with a discount, which is amortized over the life of the note. The Company recorded amortization of the debt discount of $974,140 in interest expense for the nine months ended September 30, 2012.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

The Note matures six months from the date of each purchase made under the Note, and bears interest at a rate of 10% per annum, which increased to 15% when the Note was not repaid by September 18, 2012. The Note may be converted into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of six years from the date of issuance at an exercise price of $0.65.

The notes were issued with a discount, which is amortized over the life of the note. The Company recorded amortization of the debt discount of $28,333 in interest expense for the nine months ended September 30, 2012.

9.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 1, 2012, the Company issued 15,384 shares of common stock at fair value of $14,614 for services performed by outside consultants.

On October 11, 2012, the Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $199,998 with a 25% Original Issue Discount (OID) of $49,998. For net proceeds of $150,000. The note is convertible into shares of common stock of the Company at a conversion price of $0.65 per share. All conversions shall be cashless. The note matures ninety (90) days from the effective date unless extended.  A one-time interest charge of $20,000 will be applied to the principal sum.

On October 15, 2012, the Company issued 24,359 shares of common stock at fair value of $19,731 for services performed by outside consultants.

On October 18, 2012, the Board of Directors approved the issuance of 20,000 common stock purchase warrants to two consultants for services per their agreements.

On October 24, 2012, the Company issued 172,462 shares of common stock at a price of $0.65 per share, through a private placement for cash and a subscription payable of $101,700, together with one (1) year warrants to purchase an aggregate of 172,462 shares of common stock, three (3) year warrants to purchase an aggregate of 78,000 shares of its common stock. Each warrant is exercisable at a price per share of $0.65.

On November 1, 2012, holders of convertible notes, known in the Company’s filings with the SEC as the “November Notes”, “December Notes”, and ‘January Notes”, in the aggregate outstanding principal amount of $1,375,826, converted all outstanding principal and accrued and unpaid interest of $71,514 into an aggregate of 3,308,240 shares of common stock of the Company. Subdequently, three holders of the January Notes converted an additional aggregate outstanding principal amount of $62,500, plus unpaid accrued interest of $2,948 into an aggregate of 149,600 shares of common stock of the Company.

On November 1, 2012, the Board of directors approved the issuance of 50,000 shares of common stock purchase warrants to a consultant for advisory services per the agreement.

On November 7, 2012, the Company issued 384,618 shares of common stock at a price of $0.65 per share, through a private placement for cash of $250,000, together with one (1) year warrants to purchase an aggregate of 384,618 shares of common stock, three (3) year warrants to purchase an aggregate of 462,618 shares of its common stock and five (5) year warrants to purchase an aggregate of 307,694 shares of common stock. Each warrant is exercisable at a price per share of $0.65.

On November 12, 2012, the Company issued 43,589 shares of common stock at fair value of $37,487 for consultant fees.

On November 15, 2012, the Company issued 192,309 shares of common stock at a price of $0.65 per share, through a private placement for cash of $125,000, together with one (1) year warrants to purchase an aggregate of 192,309 shares of common stock, three (3) year warrants to purchase an aggregate of 153,847 shares of its common stock, and five (5) year warrants to purchase an aggregate of 153,847 shares of its common stock. Each warrant is exercisable at a price per share of $0.65.

On November 16, 2012, the Board of Directors approved a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $199,998 with a 25% Original Issue Discount (OID) of $49,998, for net proceeds of $150,000. The note is convertible into shares of common stock of the Company at a conversion price of $0.65 per share. All conversions shall be cashless. The note matures ninety (90) days from the effective date unless extended. A one-time interest charge of $20,000 will be applied to the principal sum.

On November 16, 2012, the Board of Directors approved the issuance of 380,000 stock options to three employees under the Company’s 2012 Incentive Stock Option Plan (the “Plan”). The stock options vest over four (4) years and can be exercised over a ten (10) year period. Also, approved were 100,000 five (5) year common stock purchase warrants to two employees per their agreements.

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

Oil and Gas Water Cleanup Application

When applied to the oil and gas industry, OriginOil’s process is used continuously to remove oils, suspended solids, insoluble organics and bacteria from produced or ‘frac flowback’ water. Testing has shown that OriginOil’s process can reduce Total Organic Carbon (TOC) by as much as 98% in the first pass.

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

We have only been engaged in our current and proposed business operations since June 2007. While continuing to engage in research and development, we have begun to make our first licensing agreements.

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

●
On August 30, 2012, we announced that a Japanese research partner plans to employ our algae harvesting technology for an ambitious algae biofuels program to provide renewable fuels and help eliminate radioactive materials.

●
On September 12, 2012, we announced that we intend to license our proprietary CLEAN-FRAC™ process under private label to firms offering oil and gas water treatment solutions, in a first deployment of the “Powered by OriginOil™” brand.

●
On September 25, 2012, we filed a filed a complaint in the US District Court Central District of California against MBD Energy Limited (“MBD”) to protect our intellectual property asserting among, other things, breach of contract, conversion, fraudulent non-disclosure and unfair competition by MBD.

●	On October 9, 2012, we announced that we received our first international patent for our algae harvesting technology from the Australian patent office.

●	On October 17, 2012, we announced that we entered into an OEM Agreement with Pearl H20, LLC our first agreement to license our proprietary CLEAN-FRAC™ process with oil and gas water treatment.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2012, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2012, and no pronouncements were adopted during the period.

Results of Operation

Results of Operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

Revenue and Cost of Sales

Revenue for the three months ended September 30, 2012 and 2011 was $30,726 and $0, respectively. Cost of sales for the three months ended September 30, 2012 and 2011 were $13,543 and $0, respectively. The increase in revenue and cost of sales for the current period was due to an increase in equipment sold and the related material supplies and consultant fees for equipment production.

Revenue for the nine months ended September 30, 2012 and 2011 was $583,889 and $142,500, respectively. Cost of sales for the nine months ended September 30, 2012 and 2011 were $420,906 and $0, respectively. The increase in revenue and cost of sales was due to an increase in equipment sold and the related material supplies and consultant fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and  General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $169,038 to $1,310,532 for the three months ended September 30, 2012, compared to $1,141,494 for the three months ended September 30, 2011. The increase in SG&A expenses was due primarily to a net increase in non-cash stock compensation in the amount of $129,068, and the net change of $237,802 for investor relations and public relations, of which $368,398 was a non-cash expense, plus an overall decrease in other SG&A expenses of $(197,832).

SG&A expenses increased by $1,280,525 to $3,910,316 for the nine months ended September 30, 2012, compared to $2,629,791 for the nine months ended September 30, 2011. The increase in SG&A expenses was due primarily to an increase of $322,604 in professional fees, $739,770 for investor and public relations of which $855,198 was a non-cash expense, $339,085 for non-cash stock compensation expense, and a decrease of $(120,934) in overall SG&Aexpenses.

 Reseach and Development Cost

Research and development (“R&D”) cost decreased by $(180,506) to $152,978 for the three months ended September 30, 2012, compared to $333,484 for the three months ended September 30, 2011. The decrease in R&D cost was due to a decrease in employee salaries, outside services, and consulting fees related to R&D associated activities.

R&D cost decreased by $(19,751) to $704,166 for the nine months ended September 30, 2012, compared to $723,917 for the nine months ended September 30, 2011.   The decrease in overall R&D costs was primarily due to a decrease in employee salaries and outside services for algae appliances and fracking research.

Net Loss

Our net loss increased by $(449,573) to $(1,922,395) for the three months ended September 30, 2012, compared to $(1,472,822) for the three months ended September 30, 2011. The increase in net loss was primarily due to the net change in non-cash stock compensation cost of $129,068, investor relations and public relations of $368,398, a decrease in change in derivative valuation of $(446,919), plus an overall increase in operating expenses of $399,026.

Our net loss increased by $(3,765,181) to $(6,982,053) for the nine months ended September 30, 2012, compared to $(3,216,872) for the nine months ended September 30, 2011. The majority of the increase is due to accounting for the net change in non-cash amortization of the debt discount, and loss derivative valuation in the amount of $2,333,063, an increase in non-cash stock and warrant compensation of $339,085, and investor relations of $739,770, plus the overall increase in the operating expenses of $353,263. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At September 30, 2012 and December 31, 2011, we had cash of $98,612 and $197,868, respectively and working capital deficit of $(979,509) and $(1,068,155), respectively.  This decrease in working capital deficit was due primarily to a decrease in convertible debt and deferred income. During the first two quarters of 2012, we raised an aggregate of $152,000 in an offering of unsecured convertible notes, a subscription payable, and securities exchange agreement. Since, July 1, 2012 through November 15, 2012 we raised $1,437,093 in an offering of shares of our common stock and warrants.  The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $(2,378,141) for the nine months ended September 30, 2012, compared to $(2,396,522) for the prior period September 30, 2011. The decrease of $(18,381) in cash used in operating activities was due to the net decrease in prepaid expenses, work in progress, accounts payable and deferred income, plus the increase in accounts receivable, accrued expenses, and net loss. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $(109,089) for the nine months ended September 30, 2012, as compared to $(114,196) for the prior period September 30, 2011. The net decrease in cash used in investing activities was due to a decrease in expenditures for the purchase of investments and fixed assets, with an increase in patent expenditures and research equipment.

Net cash flows provided by financing activities was $2,388,474 for the nine months ended September 30, 2012, as compared to $3,584,175 for the prior period September 30, 2011. The decrease in cash provided by financing activities was due to an decrease in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next nine months, due to our cash on hand, growing revenue, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

As previously disclosed, MBD was our first pilot customer, who previously purchased from the Company test scale algae processing equipment as well as larger scale units. On September 25, 2012, we filed a complaint in the US District Court Central District of California against MBD Energy Limited (“MBD”) to protect our intellectual property asserting among, other things, breach of contract, conversion, fraudulent non-disclosure and unfair competition by MBD. We are seeking, among other things, injunctive relief, specific performance, monetary damages and attorneys’ fees. We are in discussions with MBD Energy to resolve the matter, and have suspended further actions to enable the discussions to reach a desirable outcome.

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

Item 5 Disclosure

Common Stock and Warrant Offering

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

As previously reported on July 31, 2012, August 9, 2012, October 12, 2012 and November 7, 2012, OriginOil, Inc. we commenced a private placement offering of up to 4,615,385 shares of common stock together with up to four series of warrants to purchase up to an aggregate of 18,461,540 shares of common stock. Between November 6, 2012 and November 15, 2012, we sold to accredited investors an aggregate of 192,309 shares of our common stock together with one-year warrants to purchase an aggregate of 192,309 shares of our common stock, three-year warrants to purchase an aggregate of 153,847 shares of our common stock and five-year warrants to purchase an aggregate of 153,847 shares of our common stock for aggregate gross proceeds of $125,000. Each of the warrants is exercisable at a price per share of $0.65 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

The securities offered will not be and have not been registered under the Securities Act of 1933, as amended (the “Securities Act:”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This current report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Note Conversion

On November 13, 2012, holders of convertible notes, known in our filings with the SEC as the “January Notes” converted an aggregate outstanding principal amount of $62,500, plus unpaid interest of $2,948 into an aggregate of 149,600 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Warrant Grants

On November 16, 2012, we issued 5-year warrants to purchase an aggregate of 100,000 shares of our common stock to employees exercisable at $0.89 per share.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Issuance of Original Issue Discount Convertible Notes

The following disclosure would have otherwise been filed on Form 8-K under the headings Item 1.01 “Entry into a Material Definitive Agreement”, Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and  “Item 3.02 Unregistered Sales of Equity Securities”:

On November 19, 2012, we have agreed to issue Notes to accredited investors in an aggregate principal amount of $199,998 for an aggregate purchase price of $150,000 in a private placement.

The Notes provide for a one-time interest charge of 10% of the aggregate principal amount of the Notes and in an event of default, the Notes bear interest at 25% per annum. The Notes may be converted into shares of our common stock at a conversion price of $0.65 (subject to adjustment for stock splits, dividends, combinations and other similar transactions).

The Notes mature 90 days from the date of issuance. If we do not repay the Notes on maturity, then the maturity date shall be automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal, interest and other fees shall be added to the principal amount of the Notes at the end of each 30 day period that the Notes are still outstanding.

The Notes provide that if shares issuable upon conversion of the Notes are not timely delivered then we shall be subject to a penalty of $2,000 per day until share delivery is made. The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the Notes if we shall not be DTC eligible or we shall be delinquent in its filings with the SEC.  In the event of default under the Notes, we shall be required to repay an amount in cash equal to the greater of (i) the outstanding principal amount of the Note plus accrued and unpaid interest divided by the then conversion price of the Notes multiplied by our lowest trade price at the time of demand or payment, or (ii) 150% of the outstanding principal amount of the Notes plus accrued and unpaid interest and other fees due thereon.

We also granted to the purchasers of the Notes piggyback registration rights, under which we are required to include all shares issuable upon conversion of the Note in any future registration statement filed by us subject to customary exceptions.

The foregoing is qualified in its entirety by the form of Note attached as Exhibit 10.1, which is incorporated herein by reference.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Convertible Promissory Note (incorporated by reference to the Current Report on Form 8-K filed with the SEC on October 12, 2012)
31.1	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
November 20, 2012