Form 10-K
period 2012-12-31
ORIGINOIL INC
filed 2013-04-16
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,710,061 based upon the closing sales price of the registrant’s common stock on June 29, 2012 of $1.10 per share. At April 15, 2013, 23,305,510 shares of the registrant’s common stock were outstanding.

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

ITEM 1:  BUSINESS

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

Overview of Business

OriginOil has developed an energy production process for harvesting algae and cleaning up oil & gas water. Operating at the first stage of extraction, this high-speed and chemical-free process can be embedded in other systems to improve performance.

Originally invented to solve the biggest problem in algae production, it is now finding demand in oil and gas fracking and production water cleanup, an immediate and fast-growing market that desperately needs clean technology solutions.

OriginOil is a pure technology company. We are neither a producer nor a service company. Our technology integrates easily with other industry processes. We are also in the process of pursuing secondary licensing opportunities outside of energy, including aquaculture. We plan to embed our technology into larger systems through licensing and joint ventures.

To develop the energy and ancillary markets, we sell smaller-scale equipment such as the Algae Appliance™. However, we are not in the business of developing sales distribution networks or engaging in volume manufacturing, and our long-term business model is based on licensing our technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies.

We have only been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, and sales of pilot and demonstration equipment, beginning in June of 2010.

Industry Overview and OriginOil’s System

The Algae Industry

Algae can take many forms, such as seaweed (macro-algae) and kelp. And there is an existing algae industry that uses legacy fermentation-style technologies for nutritional uses.

But for commodities such as fuel, chemicals, fertilizer and feed, a new industry that is led by companies such as Sapphire Energy, Aurora and Algenol, micro-algae is used as found in outdoor ponds. Much of the world's petroleum is actually made up of this algae that decomposed over hundreds of millions of years. But by drilling for, extracting, and burning that oil now, we are releasing the CO2 that was absorbed long ago. This "carbon positive" effect is what causes global warming and the acidification of lakes, rivers and oceans. By contrast, instead of waiting hundreds of millions years for algae to become oil, algae can be transformed into energy and other products in a matter of days, and with a beneficial carbon-neutral effect.

According to the Algae Biofuels Production Technologies Worldwide Market Research Report, the algae market was $217 million in 2010. It is forecast to reach $1.6 billion by 2015 – of which one-third will be in new technologies.

But first the algae must be removed from the water it lives in, and the process of dewatering and processing algae cells for final products has long represented a challenge - and a final hurdle for the algae-to-oil industry.

Algae is a tiny organism in a great amount of water – as much as 1000:1 ratio of water to algae. Mechanical methods are energy-intensive and often ineffective. Commonly used chemical solvents such as benzene, ether or hexane are toxic and require special handling. Such practices increase operating costs and make it harder to site algae production systems.

In OriginOil's Algae Appliance, the flowing algae biomass is processed for harvesting using low-wattage, frequency-tuned electromagnetic pulses and other non-chemical methods. We believe that overcoming this final hurdle for the algae industry will enable low-energy, environmentally-safe and viable, industrialized algae production for fuel, chemicals, fertilizer, feed, and even replacing older technologies being used for today’s high-cost nutritional products.

Figure 1: The role of the Algae Appliance in the algae production process.

The Oil and Gas Industry

For economic and environmental reasons, recycling of produced and frac flowback water is the trend of the future.  The industry practice of disposal is becoming less tenable as regulatory issues increase and water treatment technologies become more effective and less expensive.

These are fast-growing markets: the frac water cleanup market is forecast to grow nine‐fold to $9 billion in 2020, a 28% annual growth rate (Lux Research), while in addition, the total value of the produced water market is set to grow from $5.0 billion in 2010 to $9.9 billion in 2025 – a compound annual growth rate of 4.7%.

The produced water treatment equipment market is set to grow from $693 million in 2010 to $2.9 billion in 2025 – a compound annual growth rate of 10.1%. (Global Water Intelligence).

An innovative entry into this market of opportunity, OriginOil’s process, CLEAN-FRAC™, represents a new generation of water treatment that is chemical free, low energy and beneficial to the environment.

The design goal of CLEAN-FRAC is to generate significant cost savings by minimizing new water purchasing and reducing transportation and disposal expenses, and to address sustainability concerns by helping to bring about large scale reductions in the quantity of disposed material and usage of our scarce water resources.

By design, CLEAN-FRAC synergistically combines electro-coagulation and electrolysis. The CLEAN-FRAC system can be used as the first stage of a multi-stage process to achieve water reuse for water flooding, or new frac water or simply as a high-speed, chemical-free way to recover oil and organics prior to recycling or disposal.

Testing of OriginOil’s CLEAN-FRAC system has shown that organics, as measured by Chemical Oxygen Demand (COD), are reduced by as much as 98% and total suspended solids (TSS) are reduced by as much as 99%.

Following initial lab testing successes in April of 2012, OriginOil signed two Original Equipment Manufacturers (OEMs) in the 4th Quarter of 2012, granting non-exclusive rights to integrate CLEAN-FRAC into their own end-to-end cleanup systems. The first was PACE spinoff PearlH2O, and the second was Calgary-based LH Innovations.

In February 2013, CLEAN-FRAC successfully completed its first field testing on produced water at an oil well in Lost Hills near Bakersfield, California; and in March, OriginOil launched two weeks of demonstrations for operators and service companies in the Eagle Ford shale region near San Antonio, and for industry analysts and reporters in Houston, Texas. Guest operators and service companies remarked on the clarity of the effluent water and the amount of “sludge” separated from the water.

The company is now helping PearlH20 deploy a one barrel per minute integrated frack water cleanup system that uses its CLEAN-FRAC process as the first stage. The deployment of the mobile container-based system is initially slated for the 3rd Quarter of 2013 in the Bakersfield area.

Figure 2: Artist's rendering of the CLEAN-FRAC Model 60K

The Aquaculture Industry

In 2010, the fast-growing global aquaculture industry farmed 60 million tons of fish with a market value of more than $119 billion according to the FAO’s World Review of Fisheries and Aquaculture; but heavy toxin levels limit growth and are unhealthy for the fish and the environment.

Based on initial testing, OriginOil believes its technology could help the aquaculture industry reduce toxin levels and also adopt algae as fish feed on a wide scale.

Building on its initial successful lab results, OriginOil announced in February 2013 that it has agreed to develop a cooperative partnership with WeFeedUs, a Carlisle, Pennsylvania-based aquaculture company, to test and validate OriginOil’s proprietary water decontamination and algae harvesting technologies for aquaculture systems in the field.

In the test, OriginOil researchers used a lab-scale proprietary system to process water with total ammonia content of approximately 30 parts per million (ppm), more than a dozen times the limit for optimal fish production. In the test, the process reduced this high ammonia content to less than 0.25 ppm in three minutes without the use of chemicals, or more than a 99% reduction.

While this opportunity is in the nascent stage and does not figure in its competitive planning, OriginOil is interested in pursuing this market as a secondary licensing opportunity outside the energy industry, and believes that numerous other markets exist as “spokes” for its hub technology, branded as Solids Out of Solution™ (SOS).

Figure 3: Solids Out of Solution: OriginOil's hub technology.

Distribution Plan

OriginOil is currently marketing its Algae Appliance and CLEAN-FRAC systems at the demonstration scale, as a way to penetrate markets and prove the technology for these markets, and create future customers.

This process is intended to lead to wide distribution of our technology through OEM (Original Equipment Manufacturer) and licensing deals with distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, and chemical and oil companies.

OriginOil’s OEM/licensing model, offers, in our view, a host of potential advantages, including:

●	limited capital requirements;
●	no capital cost for volume manufacturing, no time or expense wasted on building distribution channels;
●	collaboration with major players instead of competing with them;
●	opportunity to make the core Solids out of Solution technology a de facto standard in the multiple industries where it has application.

 Competitors

Our achievement of business success will be based on the validity of our technology which can only be determined after we have a complete and validated industrial process with a larger number of commercial-scale customers and licensees. At that time, we can begin to assess competitive issues, including our position in the industry and methods of competition.

The Algae Industry

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves.  Our strategy, on the other hand, is to share our technology widely.

With respect to our focus in algae harvesting technology, we are aware that Algae Ventures, Cavitation Technologies, Diversified Technologies, Evodos, New Oil Resources, Open Algae LLC, Phycal, SRS Energy (aka Solution Recovery Services), Unitel Technologies, Inc., Pall Energy Group, Alfa Laval and Smartflow Technologies, among others, offer competing or possibly complementary technologies.

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

The market for the manufacture, marketing and the sale of algae processing equipment is highly competitive. Such competition could drive up the cost of retaining qualified engineers, chemists and other key employees, as well as other operating expenses. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own algae production and/or harvesting operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

The Oil and Gas Industry

Historically the solution to the treatment of produced and frac flowback water has primarily been disposal in injection wells.  Many technologies existed for the “filtering” of these waters and were used in certain situations driven by particular needs.  More recently, because of environmental concerns and regulatory requirements these “filtering” technologies are being used to replace or at least minimize disposal.  The growing trend, in fact the mantra, in the industry is the recycling of the produced and frac flowback waters for use in water flooding, enhanced oil recovery, new hydraulic fracturing operations, irrigation and even drinking water.  As the technologies have developed and the cost of disposal has risen, recycling is becoming the economic choice.

The “filtering” technologies range from simple decanting to distillation.  These technologies are used to create a multi-stage process to remove contaminants to the extent that is necessary to meet the quality standards necessary for the planned reuse.  The first stage of any of these multi-stage processes, which includes OriginOil’s CLEAN-FRAC technology, is to remove oil and suspended solids from the water stream.  Subsequent stages could remove the heavy metals, scaling chemicals, salts and other natural and introduced chemicals.  Many of the subsequent or downstream processes are in fact complementary to CLEAN-FRAC and offer significant opportunity.

CLEAN-FRAC synergistically utilizes the technologies of electro-coagulation and electrolysis.  Other companies using similar technologies include:  Halliburton, Bosque, Ecolotron. Quantum-ionics, Kaselco and Ecosphere.  Other technologies also compete with CLEAN-FRAC, but are differentiated by their use of chemical coagulants, batch operation or high level of consumables. . Those include:  Aqua-Tech, Aqua-Pure, Myclex, Osmonics, Filterboxx, MECO, Layne and Altela.

We believe OriginOil’s CLEAN-FRAC technology has many advantages over some of the potential competitors, in that our process is free of the use of any chemicals, is highly scalable on a continuous flow process, and may be significantly lower in energy consumption.  However there is no guarantee that our technology will produce more efficiently or cost-effectively than these other technologies.

As with algae processing equipment, the market for the manufacture, marketing and the water treatment processing equipment for oil and gas is highly competitive. Such competition could drive up the cost of retaining qualified engineers, chemists and other key employees, as well as other operating expenses. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own algae production and/or harvesting operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

The Aquaculture Industry

As it is in technology development stage, the Aquaculture industry does not figure in our competitive planning.

Suppliers and Customers

OriginOil currently manufacturers its demonstration equipment in-house, with engineering support from PACE Engineering of Fountain Valley, California. Additionally, the company has chosen Clean Water Technology as its contract manufacturer for larger scale demonstration systems, where required.

Given the number of potential industries in which Solids Out of Solution can be applied, it is manifestly impossible for OriginOil to enter into each market and exploit it effectively. Therefore, OriginOil’s market strategy is to build and sell demonstration units only. For larger systems, it seeks OEMs, who will embed the technology in their own end-to-end systems, and ultimately, master licensees for each industry of application.

Algae

MBD Energy

OriginOil’s first sale of a pilot system for algae harvesting was to Melbourne-based MBD Energy, who ordered a series of larger systems, culminating in a full set of Single Step Extraction systems for its Tarong Power Station proof of concept plant.

However on September 25, 2012, we filed a complaint in the US District Court Central District of California against MBD to protect our intellectual property asserting among, other things, breach of contract, conversion, fraudulent non-disclosure and unfair competition by MBD. On December 20, 2012, we entered into a Settlement Agreement with Mutual Releases and Covenants (the “Settlement Agreement”) with MBD pursuant to which we agreed to a final settlement and release of claims in connection with the complaint.

Under the Settlement Agreement, MBD agreed, among other things, to withdraw its patent application that related to certain company technology and provide us with certain assurances of non-infringement of our technology and we agreed, among other things, to file a dismissal of the complaint, which was entered on March 1, 2013, and to withdraw our notice of default of the Master Project Agreement (“MPA”) previously entered into with MBD. The Settlement Agreement provided for a continuation of the commercial relationship of the parties and that the MPA will terminate in its entirety on June 30, 2013. The parties have agreed to review their relationship further at that time. The Settlement Agreement also provides for a standard mutual release, denial of liability and covenant not to sue.

As called for in the Settlement Agreement, OriginOil will provide updated demonstration systems for MBD’s research site at James Cook University (JCU Upgrade), and at its proof of concept site at Tarong Power Station (Tarong Upgrade). The JCU demonstration system is expected to be delivered in the 2nd Quarter 2013. Upon completion of the Tarong Upgrade, the parties agree to discuss whether a future commercial relationship may be entered into, as originally envisioned in the MPA.

Additional Sales

Currently, we are marketing the Algae Appliance Model 4, a test level system. In 2012, we sold and delivered two such systems, the first to our joint venture Ennesys and the second to an undisclosed customer. In addition, we loaned an Algae Appliance to a university for a research program.

In the first Quarter of 2013, we agreed to ship three Algae Appliances, one of which was shipped in the 1st Quarter for testing by a customer, the other two to be shipped in the 2nd Quarter, subject to non-refundable deposits.

Oil and Gas

Unlike the algae market which requires research or test scale equipment, the oil and gas market requires commercial scale equipment. Due to these requirements of scale, OriginOil is going directly to the licensing of its’ Solid’s Out of Solution technology, which is embedded in the CLEAN-FRAC system, to Original Equipment Manufacturers (OEMs).  These OEMs will build the commercial units that will integrate CLEAN-FRAC and provide all the necessary deployment tools.  To date, OriginOil has signed OEM Agreements for licensing with two companies:  PearlH2O on October 16, 2012 and LH Opportunity Group on November 22, 2012.

PearlH2O, a subsidiary of PACE Engineering, has designed and is to begin construction of an integrated one barrel per minute system in the 2nd Quarter of 2013 with installation planned in 3rd Quarter of 2013.  The system, which utilizes CLEAN-FRAC as its’ first stage, is designed to treat frac flowback water to allow it to be recycled as new frac water.

LH Opportunity Group, which is based in Calgary, is focusing on the development of a CLEAN-FRAC system for the treatment of tailing pond water from oil sands production.

Government and Environmental Regulation

We are not aware of any existing or probable government regulations that would negatively impact on our operations.  As a licensor and/or provider of equipment to operators of algae production facilities and water treatment processing we are not subject to government regulations of algae production, other than normal safety standards and certifications (such as UL or CE) for manufactured goods.  However, our prospective customers are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with government regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

We are part of a new and emerging biofuels industry that may become subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels may limit the demand and marketability of our technology.

Our long-term business model is based on licensing our technology to distributors, manufacturers, engineering firms, specialty operators, as well as, fuel refiners, chemical and oil companies, for building, installing and operating algae production systems in varied applications for bio-fuels, bio-chemicals, and animal feed and human nutritional feedstocks; integrated water cleanup systems in oil and gas; and other applications such as aquaculture.  We are not in the business of producing and marketing end products, nor of developing sales distribution networks or engaging in volume manufacturing. As a result, we are not currently required to obtain government approval for the production, distribution, and/or use of our technology.

Intellectual Property

OriginOil’s business is also based on developing a strong intellectual property portfolio and establishing a network of OEM distributors and core technology licensees.  We have filed the following patent and trademark applications with the U.S. Patent and Trademark Office and World Intellectual Property Organization:

1.
On July 28, 2007, to protect the intellectual property rights for “Algae Growth System for Oil Production”, a utility patent application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry and Riggs Eckelberry, our founders. We are listed as the assignee. On January 29, 2009 the application published with the publication number US 2009-0029445 A1.

2.
On May 23, 2008, to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”, a utility patent application was filed with the USPTO. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. On November 26, 2009 the application published with the publication number US 2009-0291485 A1.

3.
On July 26, 2009, to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice”, a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Paul Reep and Michael Green. We are listed as the assignee. This application was re-filed as a provisional application on August 13, 2010.

4.
On April 20, 2010, to protect the intellectual property rights for “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process Use Thereof”, a PCT application was filed with the USPTO. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. We are listed as the assignee. On October 10, 2010 the application published with the publication number WO/2010/123903.

5.
On June 18, 2010, to protect the intellectual property rights for “Bio-Energy Reactor”, a provisional patent was filed with the USPTO. The inventors listed on the patent application are Michael Green, and Nicholas Eckelberry. On December 22, 2011, the application was published with the publication number US 2011-0308962 A1. We are listed as the assignee.

6.
On October 17, 2010, to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting of Algae Cells”, a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser and Brian Goodall. We are listed as the assignee. On May 24, 2012, the application was published with the publication number US 2012-0129244 A1. The application was converted to a utility application on October 14, 2011.

7.
On October 19, 2010, to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting Algae Cells”, a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser, and Brian Goodall. We are listed as the assignee. The application was converted to a utility application on October 18, 2011. On April 28, 2011, the application was published with the publication number US 2011-0095225 A1.

8.
On October 19, 2010, to protect the intellectual property rights for “Systems and Methods for Extracting Non-Polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from” a PCT application was filed with the Korean Receiving Office. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. We are listed as the assignee. On April 28, 2011, the application published with the publication number WO/2011/133181.

9.
On March 18, 2011, to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium” a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. We are listed as the assignee.

10.
On May 20, 2011, to protect the intellectual property rights for “Systems and Methods for Monitoring and Controlling Process Chemistry Associated with Biomass Growth, Oil Product and Oil Separation in Aqueous Mediums”, a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

11.
On June 16, 2011, to protect the intellectual property rights for “Bio-Energy Reactor”, a Utility Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green and Nicholas Eckelberry. . On April 28, 2011 the application published with the publication number US 2011-0095225 A1. We are listed as the assignee.

12.
On August 10, 2011, to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae without Cell Sacrifice”, a Utility Patent Application was filed with the USPTO. The inventors listed on the patent application are Michael Green and Paul Reep. We are listed as the assignee.

13.
On August 12, 2011, to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae Without Cell Sacrifice”, a PCT Application was filed with the Korean Receiving Office. The inventors listed on the patent application are Michael Green and Paul Reep. On February 16, 2012 the application published with the publication number WO/2012/021831. We are listed as the assignee.

14.
On September 7, 2011, to protect the intellectual property rights for “Apparatuses, Systems and Methods for Increasing Contact Between Solutes and Solvents in an Aqueous Medium”, a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Gray, Jose L Sanchez Pina and Maxwell Roth. We are listed as the assignee.

15.
On October 10, 2011, to protect the intellectual property rights for “Systems and Methods For Increasing Growth Of Biomass Feedstocks”, a provisional patent application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry, Jose L Sanchez Pina and Michael Green. We are listed as the assignee.

16.
On October 14, 2011, to protect the intellectual property rights for “Systems and Methods For Developing Terrestrial and Algal Biomass Feedstocks and Bio-Refining the Same”, a provisional patent application was filed with the USPTO. The inventor listed on the patent application was Paul Reep. We are listed as the assignee.

17.
On October 14, 2011, to protect the intellectual property rights for “Systems, Methods And Apparatuses For Dewatering, Flocculating And Harvesting Algae Cells”, a utility patent application was filed with the USPTO. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry.  On May 24, 2012 the application published with the publication number US 2012/0129244 A1. We are listed as the assignee.

18.
On October 18, 2011, to protect the intellectual property rights for “Systems, Methods and Apparatuses For Dewatering, Flocculating and Harvesting Algae Cells”, a PCT application was filed with the Korean Receiving Office. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry.  On April 26, 2012 the application published with the publication number WO/2012/054404. We are listed as the assignee.

19.
On November 11, 2011, to protect the intellectual property rights for our company logo “O”, a trademark application was filed with the USPTO. On February 11, 2013 the trademark was issued with Certificate Number 4,284,801.

20.
On November 11, 2011, to protect the intellectual property rights for our company logo “OriginOil”, a trademark application was filed with the USPTO. On February 11, 2013 the trademark was issued with Certificate Number 4,284,800.

21.
On January 30, 2012, to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”, a provisional patent application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

22.
On March 12, 2012, to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium” a utility patent application and PCT applications were filed with the Korean Receiving Office. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. We are listed as the assignee. On November 27, 2012, the application published with the publication number WO/2012/129031.

23.
On April 17, 2012, to protect the intellectual property rights for “Solute Extraction From an Aqueous Medium Using a Modular Device”, a provisional patent application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

24.
On May 18, 2012, to protect the intellectual property rights for “Modular Systems and Methods for Extracting a Contaminant from a Solution”, a provisional patent application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

25.
On May 18, 2012, to protect the intellectual property rights for “Monitoring Systems for Biomass Processing Systems”, a utility patent application was filed with the USPTO. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

26.
On May 21, 2012, to protect the intellectual property rights for “Monitoring Systems for Biomass Processing Systems”, a PCT application was filed with the Korean Receiving Office. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

27.
On September 6, 2012, the Australian Patent Office issued patent 2010239380 titled “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of Use Thereof”. This application was nationalized from PCT application PCT/US2010/031756.

28.
On September 7, 2012, to protect the intellectual property rights for “Increasing Contact Between Solutes and Solvents in an Aqueous Medium”, a utility patent application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Grey, Jose Sanchez Pina, and Maxwell Roth. We are listed as the assignee.

29.
On September 9, 2012, to protect the intellectual property rights for “Systems and Methods for Increasing Growth of Biomass Feedstocks” a utility patent application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry, Mike Green, and Jose Sanchez Pina. We are listed as the assignee.

30.
On October 10, 2012, to protect the intellectual property rights for “Systems and Methods for Increasing Growth of Biomass Feedstocks” a PCT application was filed with the Korean Receiving Office. The inventors listed on the patent application are Nicholas Eckelberry, Mike Green, and Jose Sanchez Pina.  We are listed as the assignee.

31.
On October 15, 2012, to protect the intellectual property rights for “Systems and methods for Developing Terrestrial and Algal Biomass Feedstocks and Bio-refining the Same”, a utility patent application was filed with the USPTO. The inventor listed on the patent application is Paul Reep. We are listed as the assignee.

32.
On October 18, 2012, to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”, a utility patent application was filed with the USPTO. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

33.
On October 19, 2012, to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from” a national stage application was filed with the EPO. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

34.
On January 29, 2013, to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae” a utility patent application was filed with the USPTO. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

35.
On January 30, 2013 to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”, a PCT application was filed with the Korean Receiving Office. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

In 2008 we abandoned the pursuit of two provisional patent filings filed in relating to “In-Line Lysing And Extraction System For Microorganisms” and “Renewable Carbon Sequestering Method of Producing Pollution Free Electricity”.

In 2009 we abandoned the pursuit of a provisional patent related to “Modular Portable Photobioreactor System”.

In 2010 we abandoned the pursuit of utility patent application related to “Device and Method for Separation, Cell Lysing and Flocculation of Algae From Water” and provisional patent application “Methods and Apparatus for Growing Algae on a Solid Surface”.

In 2011 we abandoned the pursuit of provisional patent application related to “Algae Growth Lighting and Control System”.

In 2012 we abandoned the pursuit of provisional patent filings related to “Multi-Plane Growth Apparatus and Method”, “Systems and Methods for Monitoring and Controlling Algae Growth and Harvesting Cellular Mass and Intracellular Products”, “Method for Extracting Intracellular Products from Microorganisms Using Gas Embolism”, “Algae Harvest Appliance”, “A System, Method And Apparatus To Produce Dewatered And Densified Algae Biomass” and foreign rights for “Bio-Energy Reactor”.

None of these patents are required for our business or products and we are focusing our efforts on the patent applications listed above.

Research and Development

During the years ended December 31, 2012 and 2011, we invested approximately $980,170, and $1,145,749, respectively, on research and development of our technologies.  Research and development costs include activities related to development and innovations in the core Solids Out of Solution™ (SOS) technology, fabrication and improvement of commercial products such as the Algae Appliance™ and CLEAN-FRAC™, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, and miscellaneous research.

Employees

As of April 15, 2013, we have 10 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A:  RISK FACTORS

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

We were formed in June 2007 and are currently developing a new technology that has not yet gained market acceptance. As such, we have a limited operating history upon which you can base an evaluation of our business and prospects. Since we have not been profitable, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. To address these risks and uncertainties, we must do among the following:

•	Successfully execute our business strategy;
•	Respond to competitive developments; and
•	Attract, integrate, retain and motivate qualified personnel;

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

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2012 and 2011, we had working capital (deficit) of ($936,099) and $(1,068,155), respectively, and shareholders' equity (deficit) of $(540,896) and $(798,294), respectively.  For the years ended December 31, 2012 and 2011, we incurred net losses of $(10,570,029) and $(5,649,043).  As of December 31, 2012, we had an aggregate accumulated deficit of $(27,567,112).  We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

We have incurred substantial indebtedness.

As of April 15, 2013, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $1,229,995. All such debt is payable within the following twelve months. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

• make it more difficult for us to satisfy our obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in events of default under the loan agreements and instruments governing the indebtedness;

• require us to dedicate a substantial portion of our cash flow from operations to payments on  indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

• increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

• limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate;

• limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

• in the case of convertible debt that is converted into equity, result in a reduction in the overall percentage  holdings of our stockholders, put downward pressure on the market price of our common stock, result in adjustments to conversion and exercise prices of outstanding notes and warrants and obligate us to issue additional shares of common stock to certain of our stockholders.

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

Our ability to produce and distribute commercially viable bio-fuel and clean-up frac flowback water on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we will use to transform algae into a new form of oil and to clean up frac flowback water have never been utilized on a full-scale commercial basis. Our technology and systems, while intended to create a new bio-fuel feedstock for many products such as diesel, gasoline, jet fuel, plastics and solvents, is in fact a new bio-fuel that may never achieve technical or commercial viability and our frac flowback water treatment technology was only recently developed. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

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

Any competing technology that produces biomass of similar quality, at a superior growth rate and more cost efficient than ours, could render our technology obsolete. In addition, because we do not have any issued patents for all but one of our patent applications, we may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as we use to achieve our results. Any of these competitive forces may inhibit or materially adversely affect our ability to attract customer licensees, or to obtain royalties or other fees from our customer licensees. This could have a material adverse effect on our business, prospects, results of operation and financial condition.

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

We have filed patent applications with respect to many aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents other than one issued patent in Australia and we may face delays and difficulties in obtaining these patents, or we may not be able to obtain such patents at all.

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

In addition, on September 25, 2012, we filed a complaint in the US District Court Central District of California against MBD Energy Limited to protect our intellectual property. MBD is our first pilot customer who previously purchased from us test scale algae processing equipment as well as larger scale units. On December 20, 2012, we entered into a settlement agreement with MBD pursuant to which we agreed to a final settlement and release of claims in connection with the complaint.  On March 1, 2013, an order was entered dismissing the action without prejudice.

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

Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents other than one issued patent in Australia and we may face delays and difficulties in obtaining these patents, or we may not be able to obtain such patents at all.

Patents are a key element of our intellectual property strategy. We have over thirty currently pending patent applications in the United States and abroad but, to date, other than one issued patent in Australia, no patents have issued from these applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

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

Even if patents do ultimately issue from our patent applications, these patents may not provide meaningful protection or commercial advantage. In the US, patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from our applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar us from licensing our technology and bar us or our future licensees from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from our applications may also be challenged by our competitors on the basis that they are otherwise invalid or unenforceable.

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

In the past, we have issued common stock, convertible securities (such as convertible debentures and notes) and warrants in order to raise money, some of which have anti-dilution and other similar protections. We have also issued options and warrants as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional shares of common stock to certain of our stockholders.

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

Our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Although we may apply to list our common stock on NASDAQ or the NYSE Amex in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum bid price per share and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the NYSE Amex or another trading venue, we expect our common stock will continue to trade on electronic bulletin board in the over-the-counter market.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.42 to a high of $1.85 on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Mr. Eckelberry, our Chief Executive Officer and Chairman, previously sold an aggregate of 224,461 shares under a pre-arranged stock trading plan with a broker and beneficially owns 1,113,075 shares of our common stock. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 1B:  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:  PROPERTIES

Our principal offices are located at 5645 West Adams Blvd., Los Angeles, CA 90016. We rent 7,500 square feet of space in a corporate building at a current monthly rent of $10,528.78. Our lease expires August 31, 2016.

ITEM 3:  LEGAL PROCEEDINGS

On September 25, 2012, we filed a complaint (the “Complaint”) in the US District Court Central District of California against MBD Energy Limited (“MBD”) to protect our intellectual property asserting among, other things, breach of contract, conversion, fraudulent non-disclosure and unfair competition by MBD. On December 20, 2012, we entered into a Settlement Agreement with Mutual Releases and Covenants (the “Settlement Agreement”) with MBD pursuant to which we agreed to a final settlement and release of claims in connection with the Complaint. On March 1, 2013, an order was entered dismissing the action without prejudice.

Under the Settlement Agreement, MBD has agreed, among other things, to withdraw its patent application that related to certain of our technology and provide us with certain assurances of non-infringement of our technology and we agreed, among other things, to file a dismissal of the Complaint and to withdraw our notice of default of the Master Project Agreement (“MPA”) previously entered into with MBD. The Settlement Agreement provides for a continuation of the commercial relationship of the parties and that the MPA will terminate in its entirety on June 30, 2013. The Settlement Agreement also provides for a standard mutual release, denial of liability and covenant not to sue.

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

ITEM 4:  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal Year 2011
	High	Low
First Quarter	$8.10	$5.40
Second Quarter	$6.00	$3.30
Third Quarter	$5.90	$1.95
Fourth Quarter	$2.48	$1.53

	Fiscal Year 2012
	High	Low
First Quarter	$1.95	$1.50
Second Quarter	$1.85	$0.73
Third Quarter	$1.28	$0.82
Fourth Quarter	$0.99	$0.76

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders
As of April 12, 2013, we had approximately 411 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plan Information

On July 1, 2009, we instituted the OriginOil 2009 Incentive Stock Plan (the “2009 Plan”), after approval by the Board of Directors and a majority of our shareholders.  The purpose of the 2009 Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2009 Plan thereby providing participants with a proprietary interest in our growth and performance. Under the 2009 Plan, 500,000 shares of our common stock were reserved for use.  The 2009 Plan shall be administered by our Board of Directors.

On May 25, 2012, we instituted the OriginOil 2012 Incentive Stock Plan (the “2012 Plan”), after approval by the Board of Directors and a majority of our shareholders.  Like the 2009 Plan, the purpose of the 2012 Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2012 Plan thereby providing participants with a proprietary interest in our growth and performance. Under the 2012 Plan, 1,000,000 shares of our common stock were reserved for use.  The 2012 Plan shall be administered by our Board of Directors.

The following table summarizes information as of the close of business on December 31, 2012 about the 2009 Plan and 2012 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	465,294	$	1.67	534,706
Equity compensation plans not approved by security holders	0		N/A	N/A
Total	465,294		$1.67	534,706

During the years ended December 31, 2012 and 2011, we granted 384,000 and 223,334 stock options, respectively.  The stock options granted during 2012 and 2011 vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested, and are exercisable for a period of four years from the date of grant at an exercise price between $0.89 and $7.20 per share.  At December 31, 2012, 75,732 options are exercisable by their holders.

Recent Sales of Unregistered Securities

 None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6:  SELECTED FINANCIAL DATA

N/A

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview of Business

OriginOil has developed an energy production process for harvesting algae and cleaning up oil and gas water.  Operating at the first stage of extraction, this high-speed and chemical-free process can be embedded in other systems to improve performance.  Originally invented to solve the biggest problem in algae production, it is now finding demand in oil and gas fracking and production water cleanup, an immediate and fast-growing market that desperately needs clean technology solutions.  OriginOil is a pure technology company.  We are neither a producer nor a service company.  We intend to embed our technology into the systems others build and sell through joint ventures, private labeling and licensing agreements.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2012, and the Company adopted certain pronouncements during the period.  (See Notes to Financial Statements, No. 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements.)

OOIL

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	Year Ended
	December 31, 2012	December 31, 2011
Revenue	$588,163	$180,000
Cost Of Goods Sold	401,647	57,102
Operating Expenses, Depreciation and Amortization	5,936,090	5,370,697

Loss from Operations before Other Income/(Expense)	(5,749,574)	(5,247,799)

Other Income/(Expense)	(4,820,455)	(401,244)

Net Loss	$(10,570,029)	$(5,649,043)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2012 and 2011 was $588,163 and $180,000, respectively. Cost of sales for the year ended December 31, 2012 and 2011 was $401,647 and $57,102, respectively. The increase in revenue and cost of sales was due to an increase in equipment sold and the related material supplies and consultant fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment, beyond demonstration equipment, but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

SG&A expenses increased by $728,822 to $4,942,275 for the year ended December 31, 2012 compared to $4,213,453 for the year ended December 31, 2011.  The increase in SG&A expenses was due primarily to an increase of $938,676 for investor relations and marketing of which approximately $894,173 was for non-cash stock compensation expense.

 Research and Development Cost

R&D cost decreased by $165,579 to $980,170 for the year ended December 31, 2012 compared to $1,145,749 for the year ended December 31, 2011.   The decrease in overall R&D costs was primarily due to a decrease in employee salaries and outside services for algae appliances and fracking research.

Net Loss

Our net loss increased by $(4,920,986) to $(10,570,029) for the year ended December 31, 2012 compared to $(5,649,043) for the year ended December 31, 2011. The majority of the increase is due to accounting for the net change in non-cash amortization of the debt discount, and loss derivative valuation in the amount of ($2,622,411), an increase in loss on settlement of debt in the amount of ($1,634,989) a decrease in non-cash stock and warrant compensation of ($194,671), and investor relations and marketing of ($938,676) offset by a decrease in general admin expenses of $150,769.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure when or if revenue will exceed operating costs.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At December 31, 2012 and December 31, 2011, we had cash of $507,355 and $197,868, respectively and working capital deficit of $(936,099) and $(1,068,155), respectively.  This decrease in working capital deficit was due primarily to a decrease in convertible debt and deferred income.

During the first two quarters of 2012, we raised an aggregate of $1,479,578 in an offering of unsecured convertible notes, a subscription payable, and securities exchange agreement.  From June 29, 2012 through December 28, 2012 we raised $1,576,893 in an offering of shares of our common stock and warrants.  From June 1, 2012 through March 31, 2013, we raised an aggregate of $865,000 in an offering of unsecured convertible notes.  From March 4, 2013 through April 12, 2013 we raised $537,532 in an offering of shares of our common stock and warrants.

The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

Net cash used in operating activities was $(3,102,421) for the year ended December 31, 2012, compared to $(3,728,294) for the prior period December 31, 2011. The decrease of $(625,873) in cash used in operating activities was due to the net decrease in prepaid expenses, work in progress, accounts payable and deferred income, plus the increase in accounts receivable, accrued expenses, and net loss.  Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $(173,065) for the year ended December 31, 2012 as compared to $(147,687) for the prior period December 31, 2011. The net increase in cash used in investing activities was due to an increase in patent expenditures and research equipment.

Net cash flows provided by financing activities was $3,584,973 for the year ended December 31, 2012, as compared to $3,835,425 for the prior period December 31, 2011. The decrease in cash provided by financing activities was due to a decrease in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on an assessment, our principal executive officer and principal financial officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2012 were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth in the Internal Control over Financial Reporting-Guidance for Smaller Reporting Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believed that, as of December 31, 2012, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to a permanent exemption from the auditor’s attestation requirement provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that requires the company to provide only management’s report in this annual report.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Exchange of Warrants

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

During the month of March 2013, holders of warrants exercisable for 254,911 shares of our common stock were exchanged on a cashless basis for 254,911 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

CEO Bonus

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities” and “Item 5.02 Departure of Directors 0r Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers”:

In recognition of T. Riggs Eckelberry’s contributions in 2012 as our Chief Executive Officer, on April 12, 2013, the Board of Directors awarded to Mr. Eckelberry a cash bonus of $40,000 and issued to him a five-year option to purchase 759,645 shares of our common stock exercisable at $0.43 per share.

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

Common Stock and Warrant Offering

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 19, 2013, on February 15, 2013, we commenced a private placement offering, as subsequently amended, of up to 12,000,000 shares of common stock together with up to four series of warrants to purchase up to an aggregate of 48,000,000 shares of common stock.

From March 20, 2013 to April 15, 2013, we sold to accredited investors and to a non-U.S. person 2,286,000 shares of our common stock together with one-year warrants to purchase an aggregate of 2,000,000 shares of our common stock, three-year warrants to purchase an aggregate of 2,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 4,000,000 shares of our common stock for aggregate gross proceeds of $371,500.  Each of the warrants is exercisable at a price per share of $0.15 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Except as set forth below, the securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  The Company issued securities to one non- U.S. person in an offshore transaction relying on Regulation S.

Conversion of Notes

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On February 4, 2013, a holder of a convertible promissory note, known in our filings as the “January Notes” or “January 2012 Notes” converted an aggregate outstanding principal amount of $100,000, plus unpaid interest of $7,467 into an aggregate of 245,639 shares of our common stock.

On March 20, 2013, a holder of a convertible promissory note issued on June 20, 2012, converted an aggregate principal and interest amount of $90,796 into 255,000 shares of our common stock.

On April 12, 2013, holders of original issuance discount convertible promissory notes issued in October 2012 in the aggregate principal amount of $125,000 plus interest and extension fees of $233,066 were converted into an aggregate of 1,432,285 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Consultant Issuance

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On March 26, 2013, we issued to a consultant 100,000 shares of our common stock in lieu of cash consideration and agreed to issue up to 120,000 shares of our common stock to such consultant in lieu of cash consideration.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	61	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and Acting Chief Financial Officer.

Ivan Ivankovich	46	Director

Steven Glovsky	49	Director

Anthony Fidaleo	54	Director

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

Steven Glovsky – Director

            Mr. Glovsky has served as our director since April 2012. Mr. Glovsky is currently a consultant of a robotics company that designs and builds mobile robots for use in manufacturing. Prior to that from 2008 until 2009, he served as Director of Enrollment for Adult Studies at Aquinas College, managed by the Institute for Professional Development (a division of Apollo Group (NASDAQ:APOL). From 2000 until 2008, Mr. Glovsky served as a consultant to a number of technology and media companies, where he advised the Chief Executive Officers and Division Managers on strategic, product, business and financial matters; including MaxPreps, Inc. (acquired by CBS), a leading online sports publisher, Adstar, Inc. (NASDAQ: ADST), a technology company in the publishing industry and Titan (NYSE:TTN - acquired by L-3 Communications), a leading provider of information and communications products, solutions, and services to government entities. Among his responsibilities at AdStar, Mr. Glovsky managed the initial set up and implementation of Sarbanes-Oxley and SAS70 regulatory requirements. Prior to this Mr. Glovsky was a Senior Manager at Arthur Andersen in the turnaround and bankruptcy practice. Mr. Glovsky also spent five years in the banking industry at Bank of America where he managed an employee compensation program for 6,000+ employees and Security Pacific National Bank where he built and managed compensation programs for four operating divisions. Mr. Glovsky is a non-practicing attorney of law. He received his Juris Doctor from the University of Southern California Law Center and Bachelor of Arts from Tufts University. Mr. Glovsky’s financial experience qualifies him to serve as a director.

Anthony Fidaleo – Director

Mr. Fidaleo has served as our director since June 2012. Mr. Fidaleo has run his own accounting and consulting practice since 1992, primarily as an acting Chief Financial Officer or Senior Consultant for publicly traded companies ranging from start-ups to Fortune 500’s.  From November 2005 to February 2009 Mr. Fidaleo was the Chief Financial Officer, Chief Operating Officer, Executive Vice President and Member of the Board of Directors and Operating Committee for iMedia International, Inc. an early stage publicly traded interactive content solutions company.  Mr. Fidaleo is a California CPA (inactive) and was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo holds a B.S. degree in Accounting from California State University at Long Beach. Mr. Fidaleo’s financial experience qualifies him to serve as a director.

Election of Directors

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified. The Board of Directors may also appoint additional directors to fill vacancies up to the maximum number permitted under our by laws.

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

Board Independence

We currently have four directors serving on our Board of Directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, Ivan Ivankovich, Steve Glovsky and Anthony Fidaleo, would be considered an independent director.

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

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer for the years ended 2012 and 2011:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting	2012	260,000	130,000	-	-	-	-	-	390,000
CFO, President, Secretary & Treasurer and CEO	2011	263,667	104,000	-	-	-	-	-	367,667

Paul Reep,	2012	45,000	15,000	102,000	-	-	-	-	162,000
Former Senior VP of Technology (2)	2011	95,462	30,000	-	-	-	-	-	125,462

 ___________

(1)
Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. See Note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2)	On May 15, 2012, we accepted Paul Reep’s resignation and appointed him an advisor to the Company. He received 60,000 shares of compensation in compensation for past and future contributions.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $260,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2012, our Chief Executive Officer had been awarded bonuses payments of $130,000.

In recognition of Mr. Eckelberry’s contributions in 2012 as our Chief Executive Officer, the Board of Directors issued to Mr. Eckelberry a five-year option to purchase 759, 645 shares of our common stock exercisable at $0.43 per share.

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

Compensation of Directors

Except as set forth below, our current directors presently do not receive monetary compensation for their service on the Board of Directors.  Directors may receive compensation for their services in the future and reimbursement for their expenses as shall be determined from time to time by resolution of the Board of Directors.

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2012.

Name	Fees Earned	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)(1)	($)	($)	($)	($)	($)
T. Riggs Eckelberry	-	-	-	-	-	-	-
Ivan Ivankovich	-	-	-	-	-	-	-
Steve Glovsky (2)	-	87,500	-	-	-	-	87,500
Anthony Fidaleo (3)	-	50,500	-	-	-	-	50,500
 ___________

(1)
Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. See Note 3 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(2)	In connection with the appointment of Mr. Glovsky to the Board effective April 9, 2012, Mr. Glovsky was issued 50,000 shares of our common stock.
(3)	In connection with the appointment of Mr. Fidaleo to the Board effective June 8, 2012, Mr. Fidaleo was issued 50,000 shares of our common stock.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 15, 2013 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o OriginOil, Inc., 5645 W Adams Blvd., Los Angeles, CA 90016. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 15, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and Acting Chief Financial Officer (1)	1,872,720	7.8%

Ivan Ivankovich, Director (2)	108,335	*

Steve Glovsky, Director	50,000	*

Anthony Fidaleo, Director	50,000	*

Eng Cheh Hong (3)	2,420,657	10.4%

Directors and executive officers as a group (4 persons)	2,081,055	8.7%
 _______
* Less than 1%

(1)	Includes 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per shares.
(2)	Includes a warrant to purchase 33,333 shares of our common stock at a price of $9.30 per share, and a warrant to purchase 66,667 shares of our common stock at a price of $6.00 per share.
(3)
Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants beneficially owned by Mr. Hong to the extent that, as a result of the exercise, the holder of the warrants beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise, which may be increased upon 61 days’ prior written notice to 9.99%.  The number of shares and the percentage, as the case may be, in this table is reflective of this ownership limitation and accordingly 9,123,077 shares of our common stock issuable upon exercise of warrants beneficially owned by Mr. Hong have been excluded. In the event, this ownership limitation were not in effect, Mr. Hong would beneficially own 35.6% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth in Item 11 under “Executive Compensation”, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

 ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $74,012 and $81,946 respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SEC Ref. No.
3.1	Articles of Incorporation (1)
3.2	Certificate of Change (2)
3.3	By-laws (1)
10.1	Settlement Agreement dated December 20, 2012 between OriginOil, Inc. and MBD Energy Limited (3)*
10.2	OEM License Agreement dated November 26, 2012 between OriginOil, Inc. and LH Opportunities Group Ltd (3)*
10.3	OEM License Agreement dated October 16, 2012 between OriginOil, Inc. and Pearl H20, LLC (3)*
10.4	Stock Option Agreement dated April 12, 2013 between OriginOil, Inc. and T. Riggs Eckelberry*
31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (4)*
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350 (4)*
101
The following materials from OriginOil Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text. (4)

*Filed herewith
(1) (2)	Incorporated by reference to the Company’s From SB-2 filed with the SEC on December 11, 2007. Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)
Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with [...]. This exhibit has been filed separately with the Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934.

(4)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(5)
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 16, 2013.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 16, 2013	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer, President, Acting Chief Financial Officer, Secretary, Treasurer and Chairman of the Board

Date: April 16, 2013	By:	/s/ Ivan Ivankovich
Ivan Ivankovich
Director

Date: April 16, 2013	By:	/s/ Steve Glovsky
Steve Glovsky
Director

Date: April 16, 2013	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
OriginOil, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of OriginOil, Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company has deficit working capital, deficit shareholders’ equity, and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 16, 2013

ORIGINOIL, INC.
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$507,355	$197,868
Accounts receivable	25,000	-
Work in process	35,666	248,443
Prepaid expenses	186,978	300,102
Other receivables	1,200	17,977

TOTAL CURRENT ASSETS	756,199	764,390

PROPERTY & EQUIPMENT
Machinery & equipment	32,670	30,992
Furniture & fixtures	27,056	27,056
Computer equipment	28,824	28,824
Leasehold improvements	94,914	94,914
	183,464	181,786
Less accumulated depreciation	(140,067)	(126,422)

NET PROPERTY & EQUIPMENT	43,397	55,364

OTHER ASSETS
Investment	20,000	20,000
Patents	317,689	180,380
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	351,806	214,497

TOTAL ASSETS	$1,151,402	$1,034,251

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$353,200	$342,369
Accrued expenses	376,846	124,417
Deferred income	-	313,163
Derivative liability	355,526	641,900
Convertible debenture	-	397,213
Convertible promissory notes, net of discount of $237,965	435,365	-
Unsecured notes payable, net of discount of $38,639	171,361	13,483

TOTAL LIABILITIES	1,692,298	1,832,545

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
250,000,000 authorized common shares
17,967,545 and 7,694,505 shares issued and outstanding	1,797	770
Additional paid in capital	27,024,419	16,198,019
Accumulated deficit	(27,567,112)	(16,997,083)

TOTAL SHAREHOLDERS' DEFICIT	(540,896)	(798,294)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,151,402	$1,034,251

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2012	December 31, 2011

Sales	$588,163	$180,000

Cost of Goods Sold	401,647	57,102

Gross Profit	186,516	122,898

Operating Expenses
Selling and general and administrative expenses	4,942,275	4,213,453
Research and development	980,170	1,145,749

Total Operating Expenses	5,922,445	5,359,202

Loss before Depreciation and Amortization	(5,735,929)	(5,236,304)

Depreciation & amortization expense	13,645	11,495

Loss from Operations before Other Income/(Expenses)	(5,749,574)	(5,247,799)

OTHER INCOME/(EXPENSE)
Interest income	1	2
Foreign exchange loss	(3,096)	-
Loss on settlement of debt	(1,634,989)
Loss on change in derivative	(737,185)	445,173
Penalties	-	(2,384)
Interest expense	(2,445,186)	(844,035)

TOTAL OTHER INCOME/(EXPENSES)	(4,820,455)	(401,244)

NET LOSS	$(10,570,029)	$(5,649,043)

BASIC LOSS PER SHARE	$(0.92)	$(0.81)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	11,474,316	7,014,861

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2010	-	$-	6,153,656	$615	$11,708,841	$(11,348,040)	$361,416

Share adjustment due to reverse split	-	-	126	-	-	-	-

Common stock issued for cash and subscription payable
(price per share $2,40)	-	-	1,187,382	119	2,665,056	-	2,665,175

Cashless exercise of warrants	-	-	62,718	6	(6)	-	-

Common stock issued for conversion of debt
(price per share $2.40)	-	-	139,711	14	335,289	-	335,303

Common stock issued for conversion of interest payable on debt
(price per share $2.40)	-	-	8,411	1	15,954	-	15,955

Common stock issued for services at fair value
(price per share between $1.90 -$6.00)	-	-	142,501	15	370,438	-	370,453

Write down of fair value of debenture converted	-	-	-	-	89,426	-	89,426
					-
Original issue discount	-	-	-	-	(92,662)	-	(92,662)

Beneficial conversion feature on promissory notes	-	-	-	-	240,107	-	240,107

Options and warrant compensation expense	-	-	-	-	946,576	-	946,576

Stock issuance cost	-	-	-	-	(81,000)	-	(81,000)

Net loss for the year ended December 31, 2011	-	-	-	-	-	(5,649,043)	(5,649,043)
Balance at December 31, 2011	-	-	7,694,505	770	16,198,019	(16,997,083)	(798,294)

Common stock issued for cash and subscriptions payable
(prices per share of $0.65 and $1.75)	-	-	2,426,003	243	1,576,649	-	1,576,892

Common stock issued for conversion of debt
(prices per share of $0.65 to $1.75)	-	-	2,980,036	298	3,561,488	-	3,561,786

Common stock issued for conversion of interest payable on debt
(price per share $0.875)	-	-	96,791	10	88,842	-	88,852

Common stock issued for services at fair value
(price per share between $0.77 -$1.75)	-	-	1,246,558	124	1,683,924	-	1,684,048

Common stock issued with unsecured subordinated debt at fair value	-	-	1,411,351	141	(141)	-	-

Common stock issued with for settlement of debt at fair value	-	-	1,850,019	185	1,605,457	-	1,605,642

Cashless exercise of common stock purchase warrants	-	-	262,281	26	(26)	-	-

Original issue discount for convertible debenture	-	-	-	-	92,662	-	92,662

Beneficial conversion feature on promissory notes	-	-	-	-	1,479,578	-	1,479,578

Options and warrant compensation expense	-	-	-	-	739,464	-	739,464

Stock issuance cost	-	-	-	-	(1,497)	-	(1,497)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(10,570,029)	(10,570,029)

Balance at December 31, 2012	-	$-	17,967,544	$1,797	$27,024,419	$(27,567,112)	$(540,896)

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,570,029)	$(5,649,043)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	13,645	11,495
Common stock and warrants issued for services	1,617,538	258,691
Stock compensation expense	739,464	934,135
(Gain)/Loss on change in valuation of derivative liability	737,185	(445,173)
Debt discount and beneficial conversion feature recognized as interest expense	2,174,910	734,857
Loss on settlement of debt	1,634,989	-
Original issue discount amortized as interest	92,662	83,838
Common stock issued for interest payable on debt	88,852	15,955
Loss on impairment of intangible assets	34,078	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(25,000)	-
Prepaid expenses	179,635	(64,913)
Work in progress	212,777	(248,443)
Other receivables	16,777	(3,959)
Deposits	-	-
Increase (Decrease) in:
Accounts payable	10,830	262,089
Accrued expenses	252,429	77,475
Deferred income	(313,163)	313,163
Other payable	-	(8,461)

NET CASH USED IN OPERATING ACTIVITIES	(3,102,421)	(3,728,294)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of investment	-	(20,000)
Purchase of fixed assets	(1,678)	(32,140)
Patent expenditures	(171,387)	(95,547)

NET CASH USED IN INVESTING ACTIVITIES	(173,065)	(147,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured subordinated debt	1,479,578	251,250
Proceeds from convertible promissory notes	530,000	-
Proceeds from convertible debenture	-	1,000,000
Proceeds for issuance of common stock and subscription payable, net of stock issuance cost	1,575,395	2,584,175

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,584,973	3,835,425

NET INCREASE/(DECREASE) IN CASH	309,487	(40,556)

CASH BEGINNING OF PERIOD	197,868	238,424

CASH END OF PERIOD	$507,355	$197,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,262	$9,185
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS

   During the year ended December 31, 2012, the Company issued 6,551  shares of common stock for interest paid in the amount of $9,892; 1,411,351 shares ofcommon  stock were issued upfront with promissory notes; 262,281 shares of common stock were issued through a cashless exercise for 474,333 stock purchase warrants; issued 2,980,037 shares of common stock for conversion of debt at fair  value of $2,362,023; issued 1,850,019 for settlement of debt at fair value of $1,605,642. Also, the Company had a loss on settlement of convertible notes in the amount of $1,199,762. During the year ended December 31, 2011, the Company issued 98,043  shares of common stock for convertible debentures in the amount of 235,300.   Also, the Company issued 62,718 shares of common stock for 95,238 common stock purchase warrants.

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007.  The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began planned principle operations in December, 2010 and thus has exited the development stage.

Line of Business
OriginOil is a pure technology company and has developed an energy production process for harvesting algae and cleaning up oil & gas water.  The Company’s technology integrates easily with other industry processes and can be embedded into larger systems through licensing and joint ventures.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders in the first quarter of 2013, and is deriving revenue from sales of demonstration scale machines. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders and the prospective new investors along with future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business operations.

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

Depreciation expense for the years ended December 31, 2012 and 2011, was $13,645 and $11,495, respectively.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2012 and 2011, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses, approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
Other Asset
Investment	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$355,526	$-	$-	$355,526
Unsecured Promissory Notes, net of discount	171,361	-	-	$171,361
Convertible Debenture, net of discount	435,365	-	-	435,365
Total liabilities measured at fair value	$962,252	$-	$-	$962,252

Investments
Certificate of Deposits with banking institutions are short-term investments with initial maturities of more than 90 days. The carrying amount of these investments is a reasonable estimate of fair value due to their short-term nature.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee or consulting options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2012 and 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded  7,554,616 and  2,004,074 warrants for the years ended December 31, 2012 and 2011, respectively.
.
	For the year ended
	December 31,
	2012	2011

(Loss) to common shareholders (Numerator)	$(10,570,029)	$(5,649,043)

Basic and diluted weighted average number of common shares outstanding (Denominator)	11,474,316	7,014,861

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are expensed as incurred.  Total research and development costs were $980,170 and $1,145,749 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  There were no advertising costs for the years ended December 31, 2012 and 2011, respectively.

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

Work-in-Process

The Company recognizes cost for work-in-process on internal projects to ensure that costs are capitalized on balance sheet accounts during the project. Cost is recognized when revenue is posted to a profit and loss account by temporarily capitalizing cost in the balance sheet. The WIP is calculated at the cost of materials and labor related to the construction of equipment, including algae appliances, sold to customers

Concentration of Credit Risk
As of December 31, 2012 and 2011, the Company bank deposits in excess of Federally insured limits of $252,270 and $0 respectively.

Accounts Receivable
An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management's judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account.

Reclassification
Certain expenses for the period ended December 31, 2011 were reclassified to conform to the expenses for the period ended December 31, 2012.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2012, and adopted the following pronouncements:

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

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

The Company adopted ASC 815 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings.  The adoption of this pronouncement did have a material effect on the financial statements of the Company.

3.	CAPITAL STOCK

As of June 30, 2012, the Company increased the total number of authorized shares of common stock to 250,000,000 shares and increased the total number of authorized shares of preferred stock to 25,000,000 shares.

During the year ended December 31, 2012, the Company issued 1,222,557 shares of common stock at fair value for services that ranged in prices from $0.79 to $1.75 with a fair value of $1,642,048; issued 12,001 shares of common stock for settlement of accounts payable in the amount of $21,000, and also issued an additional 12,000 shares for services with a fair value of $21,000; issued 1,241,929 shares of common stock in exchange for cancellation of the convertible debentures in the aggregate amount of $841,197, and also issued an additional 9,670 shares of common stock at a fair value of $6,286, associated with the conversion of a convertible debenture; issued 1,728,438 shares of common stock for conversion of debt with a fair value of $1,514,540; issued 90,240 shares of common stock for conversion of interest payable on debt at a fair value of $78,961; issued 1,850,019 shares of common stock for settlement of debt at a fair value of $1,605,642; issued 262,281 shares of common stock for stock through a cashless exercise of 493,943 stock purchase warrants; issued 6,551 shares of common stock at fair value of $9,892 for interest due on the convertible debentures; received proceeds for issuance of common stock in the amount of $1,576,896 to purchase 2,426,003 shares of common stock at a price of $0.65 together with one (1) year warrants to purchase an aggregate of 2,346,772 shares of common stock and three (3) year warrants to purchase an aggregate of 1,230,776 shares of common stock, plus five (5) year warrants to purchase an aggregate of 1,920,548 shares of common stock. In addition, the Company issued unsecured promissory notes in the aggregate principal amount of $1,669,828, with an issuance of 1,411,351 shares of common stock associated with the notes.

During the year ended December 31, 2011, the Company issued through a private placement 1,187,382 shares of common stock at a price of $2.40 per share for $2,665,175 in cash; issued 142,501 shares of common stock for services at a fair value of $370,453, converted $335,303 of the convertible debentures into 139,711 shares of common stock at a conversion price of $1.75. There were 490,212 shares of common stock issued with the debenture of which 480,684 were outstanding as of December 31, 2011. The Company further issued 8,411 shares of common stock for the interest payable of $15,955 associated with the convertible debentures. In addition, there was a cashless exercise of 95,238 warrants into 62,718 shares of common stock;

4.      STOCK OPTIONS AND WARRANTS

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

 During the years ended December 31, 2012 and 2011, the Company granted 384,000 and 223,334 stock options, respectively. The stock options vest as follows: 1/48 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for periods ranging from  four or ten years from the date of grant at an exercise price between $0.89 and $7.20 per share

	2012	2011
Risk free interest rate	0.87 - 1.58%	0.95% - 2.04%
Stock volatility factor	69.93 - 70.25%	55.16% - 271.95%
Weighted average expected option life	4-10 years	5 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

4.      STOCK OPTIONS AND WARRANTS (Continued)

	2012		2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	351,130	$6.14	498,297	$7.20
Granted	384,000	0.90	223,334	5.72
Exercised	-	-	-	-
Forfeited/Expired	(269,836)	(6.40)	(370,501)	(7.17)
Outstanding, end of period	465,294	$1.67	351,130	$6.14
Exercisable at the end of period	75,732	$3.08	66,455	$4.37
Weighted average fair value of
options granted during the period		$0.68		$5.72

    The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2012 as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.60	6,250	3,634	2.73
$6.90	209	84	2.73
$7.20	1,667	949	2.73
$4.50	33,334	17,535	2.90
$6.00	16,500	7,346	2.98
$4.20	13,334	4,037	3.54
$5.15	10,000	2,815	3.63
$1.70	4,000	1,002	3.75
$0.89	60,000	7,500	9.50
$0.89	200,000	20,833	9.58
$0.89	120,000	10,000	9.67
	465,294	75,735

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2012, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2012 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2012, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the years ended December 31, 2012 and 2011 is $241,164 and $380,425, respectively.

Warrants
During the years ended December 31, 2012 and 2011, the Company granted 6,361,918 and 192,337 warrants issued for services and with private placements and debt, respectively,  valued using the Black Scholes pricing model.

	2012	2011
Risk free interest rate	.62% - .86%	1.51% - 2.5%
Stock volatility factor	68.56% - 70.61%	63.04% - 257.10%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

During the years ended December 31, 2012 and 2011, the Company issued warrants for services and with private placements and debt. A summary of the Company’s warrant activity and related information follows:

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

4.      STOCK OPTIONS AND WARRANTS (Continued)

	Year End		Year End
	December 31, 2012		December 31, 2011
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	836,188	$4.20	733,832	$4.20
Granted	6,361,918	0.66	192,337	3.30
Exercised	-	-	-	-
Forfeited	(100,002)	(4.10)	(89,980)	-
Outstanding - end of year	7,098,104	$0.79	836,188	$4.20

At December 31, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	223,338	223,338	1.50
$10.20	28,335	28,335	1.63
$9.00	9,168	9,168	1.81
$8.70	3,334	3,334	1.87
$8.40	667	667	2.08
$8.70	5,000	5,000	2.41
$5.70	7,334	7,334	2.59
$4.50	3,334	3,334	2.70
$4.20	8,334	8,334	2.73
$4.20	33,334	33,334	2.74
$3.60	8,334	8,334	2.83
$4.50	33,334	33,334	2.90
$4.20	13,335	13,335	2.91
$6.00	133,334	133,334	2.98
$6.00	33,334	33,334	2.99
$6.30	8,334	8,334	3.21
$5.70	4,001	4,001	3.25
$6.90	33,334	33,334	3.46
$6.90	33,334	33,334	3.71
$1.90	80,000	80,000	3.76
$6.90	33,334	33,334	3.96
$1.47	260,000	260,000	4.32
$0.65	280,000	280,000	4.61
$0.65	20,000	20,000	4.80
$0.65	50,000	50,000	4.83
$0.89	100,000	100,000	4.83
$0.65	5,651,918	5,651,918	0.99 - 4.99
	7,098,104	7,098,104

Warrants with a fair value of $498,300 and $553,710 determined using the Black Scholes pricing model, was recognized in the statement of income for the years ended December 31, 2012 and 2011, respectively.

In addition to the warrants mentioned above, during the year ended December 31, 2012, 493,943 purchase warrants were exercised through a cashless exercise to purchase 262,281 shares of common stock, and 217,435 purchase warrants were forfeited or cancelled. The number of outstanding stock purchase warrants to purchase shares of common stock as of December 31, 2012, was 1,446,186 for services, and 6,108,430 for investors stock purchase warrants for a total of 7,554,616.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

5.      INTANGIBLE ASSETS

Intangible assets that have finite useful lives continue to be amortized over their useful lives, and are reviewed for impairment when warranted by economic condition. In 2012, the Company wrote off $34,078 of capitalized patent costs as these patent applications were abandoned during the year.

	2012	2011
Patents	$317,689	$180,380
Trademarks	4,467	4,467
	$322,156	$184,847

As of December 31, 2012 and 2011, the patents are in the process of being approved, and will be amortized over their useful lives once approved.

6.	EQUITY INVESTMENT

On April 29, 2011, the Company invested $20,000 for a 22.5% equity ownership in Ennesys SAS, which is an engineering company that will commercialize, design, install and eventually operate, by itself or via subcontractors, complete algae growth systems. As of December 31, 2012, the equity ownership was 10.84%

7.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balance at December 31, 2012 and 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2012 and 2011, the Company did not recognize interest and penalties.

8.	DEFERRED TAX BENEFIT

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $15,128,000, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

8.	DEFERRED TAX BENEFIT (continued)

	2012	2011
Book income	$(4,228,000)	$(2,259,617)
State taxes	300	-
Depreciation	(5,700)	(4,129)
Meals and Entertainment	2,500	3,803
Related party accruals	95,600	-
R&D	26,200	(36,752)
Accrued compensated absences	(12,700)	-
Non deductible stock compensation	978,300	524,016
Other non deductable expenses	1,855,900
Valuation Allowance	1,287,600	1,772,679

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011.

	2012	2011
Deferred tax assets:
NOL carryover	$6,051,100	$4,646,838
R & D carryover	308,500	242,968
Contributions carryover	2,000	1,980
Accrued vacation payable	14,600	27,232
Related party accrual	111,600	-
Depreciation	-	18,689

Deferred tax liabilites:

Depreciation	(25,200)	-

Less Valuation Allowance	(6,462,600)	(4,937,707)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

9.	CONVERTIBLE DEBENTURE

On July 7, 2011, the Company entered into a securities purchase agreement with certain institutional investors, which closed on July 11, 2011, providing for the issuance of original issue discount convertible debentures and warrants for an aggregate purchase price of $1,000,000. The debentures had an aggregate principal amount of $1,176,500, and became due and payable on July 11, 2012. The debentures were convertible at any time at the option of the investors into shares of common stock at a conversion price of $1.75 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The debentures bore interest at the rate of 5% per annum increasing to 18% in the event of default. Interest was payable quarterly in cash and/or, if certain equity conditions have been met, in shares of our common stock at an interest conversion rate equal to the lesser of $1.75 or 90% of the daily volume weighted average price of our common stock in the 20 trading days prior to the date the quarterly interest payment is due (or the date of delivery of the interest conversion shares if such shares were delivered after the date the quarterly interest payment is due). The warrants outstanding as of  December 31, 2012 are exercisable for an aggregate of 215,692 shares of common stock at the option of the holder for a period of five years at an exercise price of $0.44 per share, after giving effect to full-ratchet anti-dilution adjustment, a 1 for 30 reverse stock split and subject to further adjustment as set forth therein. The warrants may be exercised on a cashless basis if after the six month anniversary of the closing date there is no effective registration statement registering the shares underlying the warrants.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

9.	CONVERTIBLE DEBENTURE (continued)

On May 18, 2012, the debentures’ remaining principal amount of $841,197 was converted into 1,241,929 shares of common stock, with payments of interest in both cash and common stock consisting of $5,262 and issuance of 6,551 of common stock at a fair value of $9,892.

ASC Topic 815 provides guidance applicable to the convertible debentures issued by the Company in instances where the number into which a debenture can be converted is not fixed.  For example, when a convertible debenture converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,176,500 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the embedded derivative. The discount was amortized over the life of the convertible debenture, which was converted during the period and resulted in the recognition of $249,298 in interest expense for the year ended December 31, 2012.

10.	UNSECURED SUBORDINATED CONVERTIBLE PROMISSORY NOTES

During November 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $32,500 (the “November 2011 Notes”). During December 2011, the Company issued unsecured convertible promissory notes in the aggregate principal amount of $218,750 (the “December 2011 Notes”). As a result of an exchange, $20,000 in principal amounts of the November 2011 Notes were exchanged for like principal amounts of the December 2011 Notes. During the year ended December 31, 2012, the Company issued unsecured convertible promissory notes in the aggregate principal amounts of $1,479,578 (the “January 2012 Notes”). As a result of a further exchange, $190,250 in principal amounts of the December 2011 Notes was exchanged for like principal amounts of the January 2012 Notes.  As of December 31, 2012, there were an aggregate principal amount of $210,000 of the January 2012 Notes outstanding.

During the month of November 2012, holders of the November, December, and January Notes converted an aggregate principal amount of $1,520,828, plus unpaid accrued interest of $78,690 for 1,828,348 shares of common stock of the Company.

November 2011 Notes

The November 2011 Notes had an aggregate principal amount of $12,500 with a five-year term and were convertible into shares of common stock of the Company at a conversion price of $2.40 per share.  Interest on the November 2011 Notes was calculated each quarter on the aggregate unconverted outstanding principal amount of the note, and was payable at the per annum rate of two (2) shares of common stock for each $100 outstanding principal of the note. If the market price per share was less than $2.40 then the interest was paid in cash at 4.8% of the outstanding principal note. Interest was payable quarterly, upon redemption and/or at maturity.  During the year ended December 31, 2012, note holders converted $12,500 of principal into shares of common stock.  The aggregate principal amount outstanding at December 31, 2012 was $0.

December 2011 Notes

The December 2011 Notes had an aggregate principal amount of $48,500 with a one-year term and were convertible into shares of common stock of the Company at a conversion price of $1.75 per share. Also, the December 2011 Notes had detachable three (3) year warrants to purchase 54,858 shares of common stock.  The December 2011 Notes accrued interest at 8% per annum and were payable on the conversion date and/or at maturity. The December 2011 Notes were also redeemable by us, at the investor’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest. During the year ended December 31, 2012, note holders converted $48,500 of principal into shares of common stock.  The aggregate principal amount outstanding at December 31, 2012 was $0.

The December 2011 Notes were originally issued with detachable three (3) year warrants to purchase an aggregate of 272,282 shares of common stock at an exercise price of $1.75 (the “December Warrants”), and 217,433 were subsequently exchanged for 133,005 shares of common stock. The detachable warrants were evaluated for purposes of classification under ASC 480-10, “Distinguishing Liabilities from Equity”. The warrants did not embody any of the conditions for liability classification under the ASC 480-10 context. The warrants were then evaluated under ASC 815, and were accounted for under the equity classification. The proceeds were then allocated based on the relative fair value of the instruments.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

January 2012 Notes

The January 2012 Notes had an aggregate principal amount of $1,669,828 with a one-year term and were convertible into shares of common stock of the Company at a conversion price of $1.75 per share. In addition, the Company issued upfront shares of common stock in the amount of 1,411,351, which included the amount from the December exchange during the period. In the event the note was converted in full prior to maturity, the holder was entitled to one additional share of common stock for each share converted. The January 2012 Notes accrued interest at 8% per annum and were payable on the conversion date and/or at maturity. The January 2012 Notes were also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest. During the year ended December 31, 2012, note holders converted $1,269,578 of principal into shares of common stock.  The aggregate principal amount outstanding at December 31, 2012 was $210,000.

The Company evaluated the three notes for a beneficial conversion feature and accounted for the notes under ASC 815 (Statement 133, EITF Issue 07-5, and EITF Issue 00-19). The instrument was not stated at fair value, and could not be settled partially or wholly in cash. The beneficial conversion feature is equal to the difference between the Company’s market price of its common stock on the measurement date and the effective conversion price multiplied by the number of shares the holder is entitled to upon conversion

The notes were issued with a discount, which is amortized over the life of the note. The Company recorded amortization of the debt discount of $1,629,016 in interest expense for the year ended December 31, 2012.

11.   SECURITIES PURCHASE AGREEMENT

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

The Note originally matures six months from the date of each purchase made under the Note, and bears interest at a rate of 10% per annum, which increased to 15% when the Note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65. On February 15, 2013, the note was amended and the maturity date was extended until July 21, 2013 and the amendment of the conversion price of the Note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion, subject to, at the election of the Company, a conversion floor of $0.4375 per share. If the Company elects to enforce the conversion floor it is required to make a cash payment to cover the conversion loss in an amount as set forth in the amendment. The conversion floor terminates in the event the Company issues or enters into an agreement providing for the issuance of shares at a price below the conversion floor. The conversion floor has since terminated.

On February 20, 2013, the lender funded a further $100,000 under the securities purchase agreement, bringing the total outstanding principal due under the Note to $200,000. Simultaneous therewith, the Company issued to the lender a Warrant to purchase 153,846 shares of the Company's common stock.

The note was issued with a discount, which is amortized over the life of the note. The Company recorded amortization of the debt discount of $76,122 in interest expense for the year ended December 31, 2012.

ASC Topic 815 provides guidance applicable to the convertible debt issued by the Company in instances where debt has embedded conversion options and net settlement. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $76,122 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $76,122 representing the imputed interest associated with the embedded derivative. The discount was amortized over the life of the convertible debt, and resulted in the recognition of $76,122 in interest expense for the year ended December 31, 2012.

The derivative liability is adjusted periodically according to the Company’s stock price fluctuations. For purpose of determining the fair market value of the derivative liability for the embedded conversion,  the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.0% - .16%
Stock volatility factor	29.13% - 80.29%
Weighted average expected option life	6 months
Expected dividend yield	None

The value of the derivative liability at December 31, 2012 was $26,538.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

12.    CONVERTIBLE PROMISORY NOTES

During the year ended December 31, 2012, the Company issued convertible promissory notes (the “OID Notes”) to various investors in an aggregate principal amount of $430,000, with an Original Issue Discount (OID) of $143,330.  The OID Notes were originally convertible into the common stock of the Company at conversion prices ranging from $0.4375 to $0.65. The maturity dates of the Notes are ninety (90) days from their effective date, with a one-time interest charge of $57,330, which will be amortized over ninety (90) days and recorded as interest expense.  If the Notes are not repaid on maturity, then the maturity date shall be automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal, interest and other fees shall be added to the principal amount of the Notes at the end of each 30 day period that the Notes are still outstanding. The Notes provide that if shares issuable upon conversion of the Notes are not timely delivered then the Company shall be subject to a penalty of $2,000 per day until share delivery is made. The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.

In addition, it shall constitute an event of default under the Notes if the Company shall not be DTC eligible or the Company shall be delinquent in its filings with the SEC. In the event of default under the Notes, the Company shall be required to repay an amount in cash equal to the greater of (i) the outstanding principal amount of the Note plus accrued and unpaid interest divided by the then conversion price of the Notes multiplied by Company’s lowest trade price at the time of demand or payment, or (ii) 150% of the outstanding principal amount of the Notes plus accrued and unpaid interest and other fees due thereon. In addition, in an event of default, the Notes bear interest at 25% per annum. The Company also granted to the purchasers of the Notes piggyback registration rights, under which the Company is required to include all shares issuable upon conversion of the Note in any future registration statement filed by the Company subject to customary exceptions.

As the result of most favored nations protection accorded to holders of OID Notes in note issuances subsequent to December 31, 2012, the OID Notes are convertible into shares of the Company’s common stock at a conversion price of the lesser of $0.4375 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion, subject to, at the election of the Company, a conversion floor of $0.4375.  The conversion floor terminates in the event the Company issues or enters into an agreement providing for the issuance of shares at a price below the conversion floor. The conversion floor has since terminated.  In addition, as the result of the most favored nations protection, for as long as OID Notes or such other subsequent notes are outstanding, if the Company issues any security with terms more favorable than the terms of the OID Notes or such other subsequent notes or a term was not similarly provided to the purchaser of the OID Notes or such other subsequent notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the OID Notes and such other subsequent notes.  Subsequent to December 31, 2012, OID Notes in the aggregate principal of $125,000 plus interest and extension fees of $233,066 have converted into 1,432,285 shares of the Company’s common stock. (See Subsequent Events)

ASC Topic 815 provides guidance applicable to the convertible debt issued by the Company in instances where debt has embedded conversion options and net settlement. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $264,085 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $264,085 representing the imputed interest associated with the embedded derivative. The discount was amortized over the life of the convertible debt, and resulted in the recognition of $96,992 in interest expense for the year ended December 31, 2012.

The derivative liability is adjusted periodically according to the Company’s stock price fluctuations. For purpose of determining the fair market value of the derivative liability for the embedded conversion,  the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.01% - .11%
Stock volatility factor	6.41% - 30.96%
Weighted average expected option life	3 months
Expected dividend yield	None

The value of the derivative liability at December 31, 2012 was $218,680.

13	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

On February 4, 2013, holder of convertible note, known in our filings as “January 2012 Notes”, converted an aggregate outstanding principal amount of $100,000, plus unpaid interest of $7,467 into an aggregate of 245,639 shares of common stock.

From February 4, 2013 to February 12, 2013, the Company issued original issue discount convertible promissory notes to accredited investors in an aggregate principal amount of $133,333 for an aggregate purchase price of $100,000 in a private placement.  The Notes provide for a one-time interest charge of 10% of the aggregate principal amount of the Notes. The Notes may be converted into shares of the Company’s common stock at a conversion price of $0.4375 (subject to adjustment for stock splits, dividends, combinations and other similar transactions).  The Notes mature 90 days from the date of issuance. If the Company does not repay the Notes on maturity, then the maturity date shall be automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal, interest and other fees shall be added to the principal amount of the Notes at the end of each 30 day period that the Notes are still outstanding. All other terms referenced in Number 12 “CONVERTIBLE PROMISSORY NOTES” are applicable herein as well.

On February 20, 2013, the Company received additional funds totaling $100,000 under a prior securities purchase agreement with lender bringing the total outstanding principal due under the Note to $200,000.  Simultaneous therewith, the Company issued to the lender a Warrant to purchase 153,846 shares of the Company's common stock. As of March 20, 2013, the Lender converted an aggregate principal and interest amount of $90,796 into 255,000 shares of common stock under prior securities purchase agreement.

During the month of March 2013, the company issued 254,911 shares of common stock in exchange for 254,911 purchase warrants.

From March 18, 2013 to March 19, 2013, the Company issued original issue discount convertible promissory notes to accredited investors in an aggregate principal amount of $113,333 for an aggregate purchase price of $85,000 in a private placement. The Notes provide for a one-time interest charge of 10% of the aggregate principal amount of the Notes. The Notes may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.4375 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion, subject to, at the election of the Company, a conversion floor of $0.4375. . All other terms referenced in Number 12 “CONVERTIBLE PROMISSORY NOTES” are applicable herein as well.

On February 15, 2013, the Company commenced a private placement offering of up to 12,000,000 shares of common stock together with up to three series of warrants to purchase up to an aggregate of 36,000,000 shares of common stock.  As of April 12, 2013, the Company sold to accredited investors and to two non-U.S. persons 2,950,126 shares of its common stock together with one-year warrants to purchase an aggregate of 2,400,000 shares of its common stock, three-year warrants to purchase an aggregate of 2,400,000 shares of its common stock and five-year warrants to purchase 4,000,000 shares of its common stock for aggregate gross proceeds of $537,532.  Each of the warrants is exercisable at a price per share between $0.15 and $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

On April 12, 2013, in recognition of the CEO’s contributions to the Company in 2012, the Board of Directors awarded to the CEO a cash bonus of $40,000 and issued to him a five-year option to purchase 759,645 shares of common stock exercisable at $0.43 per share.
On April 12, 2013, holders of original issuance discount convertible promissory notes  issued in October 2012 in the aggregate principal amount of $125,000 plus interest and extension fees of $233,066 were converted into an aggregate of 1,432,285 shares of common stock.

During the subsequent period through April 15, 2013, the Company issued 200,004 shares of common stock for services at fair value of $104,694.