Form 10-Q
period 2013-03-31
ORIGINOIL INC
filed 2013-05-20
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2013

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of May 17, 2013 was 26,798,724.

PART I - FINANCIAL INFORMATION
ORIGINOIL, INC.
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$257,923	$507,355
Accounts receivable	25,000	25,000
Work in process	56,802	35,666
Prepaid expenses	128,253	186,978
Other receivables	-	1,200

TOTAL CURRENT ASSETS	467,978	756,199

PROPERTY & EQUIPMENT
Machinery & equipment	35,326	32,670
Furniture & fixtures	27,056	27,056
Computer equipment	28,824	28,824
Leasehold improvements	94,914	94,914
	186,120	183,464
Less accumulated depreciation	(143,416)	(140,067)

NET PROPERTY & EQUIPMENT	42,704	43,397

OTHER ASSETS
Investment	20,000	20,000
Patents	367,088	317,689
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	401,205	351,806

TOTAL ASSETS	$911,887	$1,151,402

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$390,170	$353,200
Accrued expenses	423,063	376,846
Deferred income	5,000	-
Derivative liability	1,337,392	355,526
Convertible promissory notes, net of discount of $234,212 and 237,965, respectively	1,119,841	435,365
Unsecured notes payable, net of discount of $0 and $38,639	110,000	171,361

TOTAL LIABILITIES	3,385,466	1,692,298

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
250,000,000 authorized common shares
19,726,301 and 17,967,545 shares issued and outstanding	1,973	1,797
Additional paid in capital	27,739,036	27,024,419
Accumulated deficit	(30,214,588)	(27,567,112)

TOTAL SHAREHOLDERS' DEFICIT	(2,473,579)	(540,896)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$911,887	$1,151,402

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Sales	$-	$538,163

Cost of Goods Sold	-	386,091

Gross Profit	-	152,072

Operating Expenses
Selling and general and administrative expenses	723,828	1,107,217
Research and development	212,775	250,715

Total Operating Expenses	936,603	1,357,932

Loss before Depreciation and Amortization	(936,603)	(1,205,860)

Depreciation and amortization expense	3,348	14,234

Loss from Operations before Other Income/(Expenses)	(939,951)	(1,220,094)

OTHER INCOME/(EXPENSE)
Interest income	-	-
Loss on settlement of debt	(79,520)	-
Loss on change in derivative	(782,249)	(156,646)
Commitment fee	(358,187)	-
Foreign exchange loss	-	(1,182)
Penalties	-	-
Interest expense	(487,569)	(410,470)

TOTAL OTHER INCOME/(EXPENSES)	(1,707,525)	(568,298)

NET LOSS	$(2,647,476)	$(1,788,392)

BASIC LOSS PER SHARE	$(0.14)	$(0.22)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	18,323,344	8,194,193

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012 (Audited)	-	$-	17,967,545	$1,797	$27,024,419	$(27,567,112)	$(540,896)

Common stock issued at $0.25 per share for cash	-	-	830,126	$84	207,449	-	207,533

Common stock issued for services at fair value ranging in prices between $0.50 and $0.63	-	-	173,081	$17	92,024	-	92,041

Common stock issued for conversion of debt
(prices per share of $0.34 and $0.875)	-	-	500,639	$50	325,348	-	325,398

Common stock issued for purchase warrants at fair value through a cashless exercise	-	-	254,911	$25	(25)	-	-

Derivative for warrants exercised	-	-	0	$-	59,177	-	59,177
	-	-	0	$-	-	-	-
Common stock issued for conversion of debt	-	-	0	$-	30,644	-	30,644

Net loss for the three month period ended March 31, 2013	-	-	-	$-	-	(2,647,476)	(2,647,476)

Balance at March 31, 2013	-	$-	19,726,302	$1,973	$27,739,036	$(30,214,588)	$(2,473,579)

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,647,476)	$(1,788,392)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	3,348	14,234
Common stock and warrants issued for services	154,898	231,350
Stock compensation expense	30,644	87,410
(Gain)/Loss on change in valuation of derivative liability	782,249	156,646
Debt discount and beneficial conversion feature recognized as interest expense	315,219	344,261
Loss on settlement of debt	79,520	-
Original issue discount amortized as interest	111,915	44,125
Common stock issued for interest payable on debt	-	9,892
Common stock issued for commitment fee	358,187	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(4,132)	100,173
Work in progress	(21,136)	248,443
Other receivables	1,200	9,327
Deposits	-	(5,000)
Increase (Decrease) in:
Accounts payable	36,970	(1,729)
Accrued expenses	53,684	(16,041)
Deferred income	5,000	(313,163)

NET CASH USED IN OPERATING ACTIVITIES	(739,910)	(878,464)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,656)	-
Patent expenditures	(49,399)	-

NET CASH USED IN INVESTING ACTIVITIES	(52,055)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease	-	(15,000)
Proceeds from unsecured subordinated debt	-	926,826
Proceeds from convertible promissory notes	335,000	-
Proceeds for issuance of common stock and subscription payable, net of stock issuance cost	207,533	(1,497)

NET CASH PROVIDED BY FINANCING ACTIVITIES	542,533	910,329

NET INCREASE/(DECREASE) IN CASH	(249,432)	31,865

CASH BEGINNING OF PERIOD	507,355	197,868

CASH END OF PERIOD	$257,923	$229,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the period ended March 31, 2013, the Company issued 254,911 shares of common stock for a cashless exercise of 122,819 purchase warrants. During the period March 31, 2012, the Company issued 30,856 shares of common stock for the convertible debenture at fair value of $44,000, plus 6,551 shares of common stock for interest payable in the amount of $9,872.

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

1.	Basis of Presentation

The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion.  The Company has obtained funds from its shareholders in the three months ended March 31, 2013, and has standing purchase orders and open invoices with two customers. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2013, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
Other Asset
Investment	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$1,337,392	$-	$-	$1,337,392
Unsecured Promissory Notes	110,000	-	-	110,000
Convertible Debenture, net of discount	1,119,841	-	-	1,119,841
Total liabilities measured at fair value	$2,567,233	$-	$-	$2,567,233

Reclassification
Amortization of debt discount for the three months ended March 31, 2013 and 2012, respectively, was reclassified as interest expense.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted during the period.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

3.	CAPITAL STOCK

During the three months ended March 31, 2013, the Company issued 173,081 shares of common stock for services with prices ranging from $0.50 to $0.63 with a total fair value of $92,041; issued 245,638 shares of common stock of which 122,819 shares were associated with the settlement of a convertible promissory note for the principal amount of $100,000, and 122,819 upfront shares issued with the notes with a fair value of $79,832; issued 255,000 shares of common stock for the settlement of convertible promissory notes for the principal amount of $90,796, with the portion attributable to the derivative in the amount of $47,615, and a gain of $312; issued 254,911 shares of common stock in exchange for a cashless exercise of 254,911 purchase warrants; received proceeds for issuance of common stock for cash of $207,532 to purchase 830,126 shares of common stock at a price of $0.25 together with one (1) year warrants to purchase an aggregate of 400,000 shares of common stock and one (3) year warrants to purchase an aggregate of 400,000 shares of common stock.

4.	STOCKS AND WARRANTS

The Board of Directors adopted the OriginOil, Inc., 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

On May 25, 2012, the Board of Directors adopted a new OriginOil, Inc., 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

During the three months ended March 31, 2013, the Company granted no stock options during the period.

A summary of the Company’s stock option activity and related information follows:

March 31, 2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	465,294	$1.67
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	465,294	$1.67
Exercisable at the end of period	104,087	$2.65
Weighted average fair value of
options granted during the period		$-

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

4.            STOCKS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan and 2012 Plan as of March 31, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.60	6,250	3,634	0.25
$6.90	209	84	0.25
$7.20	1,667	1,042	2.48
$4.50	33,334	19,445	2.65
$6.00	16,500	8,250	2.73
$4.20	13,334	4,861	3.30
$5.15	10,000	3,438	3.38
$1.70	4,000	1,250	3.51
$0.89	60,000	11,250	9.26
$0.89	200,000	33,333	9.34
$0.89	120,000	17,500	9.43
	465,294	104,087

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the three months ended March 31, 2013 and 2012 is $30,644 and $87,410, respectively.

Warrants
A summary of the Company’s warrant activity and related information follows:

	March 31, 2013
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of year	7,098,104	$0.79
Granted	953,847	0.31
Exercised	-	-
Forfeited	-	-
Outstanding - end of year	8,051,951	$0.77

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

4.            STOCKS AND WARRANTS (Continued)

At March 31, 2013, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	223,338	223,338	1.25
$10.20	28,335	28,335	1.38
$9.00	9,168	9,168	1.56
$8.70	3,334	3,334	1.62
$8.40	667	667	1.83
$8.70	5,000	5,000	2.16
$5.70	7,334	7,334	2.35
$4.50	3,334	3,334	2.45
$4.20	8,334	8,334	2.48
$4.20	33,334	33,334	2.50
$3.60	8,334	8,334	2.58
$4.50	33,334	33,334	2.65
$4.20	13,335	13,335	2.67
$6.00	133,334	133,334	2.73
$6.00	33,334	33,334	2.75
$6.30	8,334	8,334	2.97
$5.70	4,001	4,001	3.00
$6.90	33,334	33,334	3.21
$6.90	33,334	33,334	3.46
$1.90	80,000	80,000	3.52
$6.90	33,334	33,334	3.71
$1.47	260,000	260,000	4.07
$0.65	80,000	80,000	4.36
$0.65	20,000	20,000	4.55
$0.65	50,000	50,000	4.83
$0.89	100,000	100,000	9.64
$0.25	1,000,000	1,000,000	0.96 - 2.97
$0.65	5,805,765	5,805,765	0.25 - 4.75
	8,051,951	8,051,951

During the three months ended March 31, 2013, the Company granted to an investor warrants to purchase an aggregate of 153,847 shares of common stock associated with a promissory note in the amount of $100,000. Also, during the period ended March 31, 2013 through a private placement, the Company granted 800,000 common stock purchase warrants with the purchase of 400,000 shares of common stock for proceeds received of $100,000. In addition to the warrants mentioned above, as of December 31, 2012 there were 456,471 common stock purchase warrants for investors of which 254,911 were exercised through cashless exercise. The number of total outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2013, was 8,253,511.

5.	UNSECURED PROMISSORY NOTES

January 2012 Notes

As of December 31, 2012, the January 2012 Notes had a remaining aggregate principal amount outstanding of $210,000. The Note holder is entitled to one additional share of common stock for each share converted. The Company issued 122,819 shares of common stock in conversion of principal in the amount of $100,000 plus interest in the amount of $7,467, with 122,819 upfront shares for a fair value of $79,832. The aggregate principal amount outstanding at March 31, 2013 was $110,000.

6.	SECURITIES PURCHASE AGREEMENTS

On June 20, 2012, the Company received an initial advance of $100,000 in consideration for the issuance of a note in the principal amount of $400,000 on a securities purchase agreements entered into for the sale of a 10% convertible promissory note, with an aggregate sum of $400,000, plus warrants to purchase an aggregate of up to 615,384 shares of the Company’s common stock at a purchase price of $0.65 per share. At closing, which took place simultaneously with execution of the securities purchase agreement, the Company issued the Note with an outstanding principal sum of $100,000 together with a warrant to purchase 153,846 shares of the Company’s common stock.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

6.	SECURITIES PURCHASE AGREEMENTS (Continued)

Under the terms of the securities purchase agreement, the investor had the option to purchase an additional $300,000 in principal under the Note and receive further warrants to purchase an aggregate of up to 461,538 shares of the Company’s common stock.

The Note originally matured six months from the date of each purchase made under the Note, and bore interest at a rate of 10% per annum, which increased to 15% when the Note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65. On February 15, 2013, the Company and the lender entered into an amendment to the Note providing for, among other things, an extension of the maturity date of the Note until July 21, 2013 and the amendment of the conversion price of the Note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion, subject to, at the election of the Company, a conversion floor of $0.4375. If the Company elected to enforce the conversion floor it was required to make a cash payment to cover the conversion loss in an amount as set forth in the amendment. The conversion floor terminated in the event the Company issued or entered into an agreement providing for the issuance of shares at a price below the conversion floor. The conversion floor subsequently terminated.

On February 20, 2013, the lender advanced another $100,000 under the securities purchase agreement, bringing the total outstanding principal due under the Note to $200,000. Simultaneous therewith, the Company issued to the lender a warrant to purchase 153,846 shares of the Company's common stock.

ASC Topic 815 provides guidance applicable to the convertible debt issued by the Company in instances where debt has embedded conversion options and net settlement. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $71,410 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $71,410 representing the imputed interest associated with the embedded derivative. The discount was amortized over the life of the convertible debt, and resulted in the recognition of $7,086 in interest expense for the three months ended March 31, 2013.

The derivative liability is adjusted periodically according to the Company’s stock price fluctuations. For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.11% - .14%
Stock volatility factor	40.77% - 66.35%
Weighted average expected option life	6 months - 13 months
Expected dividend yield	None

  The value of the derivative liability at March 31, 2013 was $73,147.

7.	CONVERTIBLE PROMISORY NOTES

Between January 1, 2013 and March 31, 2013, the Company issued convertible promissory notes (the “OID Notes”) to various investors in an aggregate principal amount of $313,332, with an Original Issue Discount (OID) of $78,332.

The Convertible Notes were originally convertible into the common stock of the Company at conversion prices ranging from $0.4375 to $0.65.  As a result of most favored nations protection accorded to the Convertible Notes, the conversion price of the Convertible Notes is the lesser of $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price of common stock on any trading day after issuance of the Convertible Notes.
The maturity dates of the Notes are ninety (90) days from their effective date, with a one-time interest charge of $31,332, which will be amortized over ninety (90) days and recorded as interest expense.  If the Convertible Notes are not repaid on maturity, then the maturity date shall be automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal, interest and other fees shall be added to the principal amount of the Notes at the end of each 30 day period that the Convertible Notes are still outstanding.  During the three months ended March 31, 2013, the Company incurred $358,187 in commitment fees to extend outstanding notes payable which has been added to the principal balance owed.  In the event of default under the Convertible Notes, the Company shall be required to repay a mandatory default amount in cash equal to 200% of the outstanding principal amount of the Notes plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

7.	CONVERTIBLE PROMISORY NOTES (Continued)

Convertible Notes issued in February and March, 2013 provide that for as long as the Convertible Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Convertible Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Convertible Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Convertible Notes and such other convertible notes.

ASC Topic 815 provides guidance applicable to the convertible debt issued by the Company in instances where debt has embedded conversion options and net settlement. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $428,265 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $235,000 representing the imputed interest associated with the embedded derivative. The discount was amortized over the life of the convertible debt, and resulted in the recognition of $107,583 in interest expense for the three months ended March 31, 2013.

The derivative liability is adjusted periodically according to the Company’s stock price fluctuations. For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.06% - .11%
Stock volatility factor	37.24% - 56.83%
Weighted average expected option life	6 months
Expected dividend yield	None

The value of the derivative liability at March 31, 2013 was $1,264,245.

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following:

On February 15, 2013, the Company commenced a private placement offering of up to 12,000,000 shares of common stock together with up to three series of warrants to purchase up to an aggregate of 36,000,000 shares of common stock.  From April 1 to May 15, 2013, the Company sold to accredited investors and to three non-U.S. persons 4,520,000 shares of its common stock together with one-year warrants to purchase an aggregate of 4,400,000 shares of its common stock, three-year warrants to purchase an aggregate of 4,400,000 shares of its common stock and five-year warrants to purchase 8,000,000 shares of its common stock for aggregate gross proceeds of $730,000.  Each of the warrants is exercisable at a price per share between $0.15 and $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

On April 12, 2013, in recognition of the CEO’s contributions to the Company in 2012, the Board of Directors awarded to the CEO a five-year option to purchase 759,645 shares of common stock exercisable at $0.43 per share.

On April 12, 2013, holders of original issuance discount convertible promissory notes issued in October 2012 in the aggregate principal amount of $125,000 plus interest and extension fees of $233,066 were converted into an aggregate of 1,432,285 shares of common stock.

On April 18, 2013, the Company issued a five-year warrant to purchase up to 124,000 shares of its common stock exercisable at $0.25 per share to a consultant.

On April 30, 2013, a holder of a convertible note, known in the Company’s filings with the SEC as the “January Notes” or “January 2012 Notes” converted an aggregate outstanding principal amount of $100,000 plus accrued and unpaid interest of $8,667 into an aggregate of 248,382 shares of common stock of the Company.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

8.	SUBSEQUENT EVENTS (Continued)

On April 30, 2013, a holder of a convertible promissory note issued on June 20, 2012, converted an aggregate principal and interest amount of $24,204 into 87,909 shares of the Company's common stock.

On May 1, 2013, the Company issued Convertible Notes (“Notes”) in an aggregate principal amount of $125,000. The Notes mature six months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default under the Notes, the Company shall be required to repay a mandatory default amount in cash equal to 150% of the outstanding principal amount of the Notes plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes.

During the subsequent period through May 15, 2013, the Company issued 783,846 shares of common stock for services at fair value of $353,269.

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

Algae Harvesting Application

The OriginOil System is designed to control the harvesting of algae, and intended to result in a concentrate which can be either converted by other companies into bio-oil, bio-gas or bio-carbon for refining into fuel and chemicals, or further processed by other companies into valuable products.

Oil and Gas Water Cleanup Application

When applied to the oil and gas industry, OriginOil’s process is used continuously to remove oils, suspended solids, insoluble organics and bacteria from produced and ‘frac flowback’ water. Testing using fluid imaging has reported a 99.9% reduction in free oil and a 99.5% reduction in suspended solids.

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

We have only been engaged in our current and proposed business operations since June 2007. While continuing to engage in research and development, we have begun to make our first sales and licensing agreements.

Recent Developments

●	On February 5, 2013, we announced that we partnered with an aquaculture producer to study the impact of their technology in transforming a $100 billion global market.
●	On February 13, 2013 we announced that we strengthened our focus on frack water cleanup and launched a licensing group to accelerate commercialization in secondary markets.
●	On February 28, 2013 we announced that our CLEAN-FRAC™ water treatment system yields successful first field results.
●	On March 13, 2013 we announced that we teamed up with another California startup to challenge Halliburton’s costs for cleaning produced water and frack water.
●	On April 2, 2013 we announced that we accelerated commercialization of our CLEAN-FRAC system with the first commercial unit planned for 3rd quarter.
●	On April 26, 2013 we announced that we enhanced third party testing showing 99% oil and solids removal, further validating our CLEAN-FRAC process.
●	On May 9, 2013 we announced that Garden State bioEnterprises adopted our technology for high-value astaxanthin harvesting.
●	On May 15, 2013 we announced that we named a manufacturer for our new performance-based frack water cleanup program.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2013, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted during the period.

Results of Operation

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenue and Cost of Sales

Revenue for the three months ended March 31, 2013 and 2012 was $0 and $538,163, respectively. Cost of sales for the three months ended March 31, 2013 and 2012 were $0 and $386,091, respectively.  We had two equipment sales pending as of March 31, 2013 totaling $100,000 which are expected to be recognized in the second quarter of 2013.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, our equipment sales are primarily for trial purposes, intended for licensing or private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $(383,389) to $723,828 for the three months ended March 31, 2013, compared to $1,107,217 for the three months ended March 31, 2012. The majority of the decrease in SG&A expenses was due primarily to a decrease in marketing and legal expenses.

 Research and Development Cost

Research and development (“R&D”) cost decreased by $(37,940) to $212,775 for the three months ended March 31, 2013, compared to $250,715 for the three months ended March 31, 2012.  The decrease in overall R&D costs was primarily due to a decrease in employee salaries and outside services for algae appliances and fracking research.

Net Loss

Our net loss increased by $(859,084) to $(2,647,476) for the three months ended March 31, 2013, compared to $(1,788,392) for the three months ended March 31, 2012. The majority of the increase in net loss was due primarily to the increase in other expenses of $1,139,227, which consisted of accounting for the increase in net loss on change in derivative valuation in the amount of $(625,603), an increase in convertible note commitment fees of $(358,187), an increase in loss on settlement of debt in the amount of $(79,520), an increase in amortization of debt discount and original issue discount of $(82,873), a decrease in loss on foreign exchange of $1,182, offset by a decrease in gross profit of $(152,072) and general administrative and research and development expenses of $394,275 and $37,940 respectively.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At March 31, 2013 and December 31, 2012, we had cash of $257,923 and $507,355, respectively and working capital deficit of $(2,917,488) and $(936,099), respectively.  The increase in working capital deficit was primarily due to the increase in accounts payable, accrued expenses, deferred income, convertible promissory notes and derivative liability.

During the first quarter of 2013, we raised an aggregate of $335,000 in an offering of unsecured convertible notes and $207,533 in an offering of shares of our common stock and warrants.  Since April 1, 2013 through May 17, 2013, we raised an aggregate of $125,000 in an offering of unsecured convertible notes and $730,000 in an offering of shares of our common stock and warrants.  The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $(739,910) for the three months ended March 31, 2013, compared to $(878,464) for the prior period March 31, 2012. The decrease of $(138,554) in cash used in operating activities was primarily due to the net increase in prepaid expenses, work in progress, accounts payable, accrued expenses and net loss. The net loss includes non-cash expenses of depreciation, stock issued for services, loss on change in valuation of derivative liability, debt discount and original issue discount, commitment fees and stock compensation expense.  Currently, operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were $(52,055) and $0, respectively.  The net increase in cash used in investing activities was due to an increase in patent expenditures and research equipment.

Net cash flows provided by financing activities was $542,533 for the three months ended March 31, 2013, as compared to $910,329 for the prior period March 31, 2012.  The decrease in cash provided by financing activities was due to a decrease in debt financing.  To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of convertible debt, our offering of shares of common stock and warrants together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next nine months, due to our cash on hand, our ability to raise money from our investor base and future revenue.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

(a)  The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 19, 2013 and May 7, 2013 and our Annual Report on 10-K filed with the SEC on April 16, 2013, on February 15, 2013, we commenced a private placement offering, as subsequently amended, of up to 12,000,000 shares of common stock together with up to four series of warrants to purchase up to an aggregate of 48,000,000 shares of common stock.

From May 7, 2013 to May 16, 2013, we sold to an accredited investor and a non-U.S. person 2,100,000 shares of our common stock together with one-year warrants to purchase an aggregate of 2,000,000 shares of our common stock, three-year warrants to purchase an aggregate of 2,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 4,000,000 shares of our common stock, for aggregate gross proceeds of $325,000. Each of the warrants is exercisable at a price per share of $0.15 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

The securities offered will not be and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This Current Report on Form 8-K shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Except as set forth below, the securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  We issued securities to one non- U.S. person in an offshore transaction relying on Regulation S.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32
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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
May 20, 2013