Form 10-Q
period 2013-06-30
ORIGINOIL INC
filed 2013-08-19
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2013

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of August 16, 2013 was 42,211,502.

PART I - FINANCIAL INFORMATION ORIGINOIL, INC.

ORIGINOIL, INC.
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,738,480	$507,355
Accounts receivable	45,000	25,000
Work in process	34,729	35,666
Prepaid expenses	476,689	186,978
Other receivables	-	1,200

TOTAL CURRENT ASSETS	2,294,898	756,199

PROPERTY & EQUIPMENT
Machinery & equipment	35,326	32,670
Furniture & fixtures	27,056	27,056
Computer equipment	29,789	28,824
Leasehold improvements	94,914	94,914
	187,085	183,464
Less accumulated depreciation	(146,822)	(140,067)

NET PROPERTY & EQUIPMENT	40,263	43,397

OTHER ASSETS
Investment	20,000	20,000
Patents	397,805	317,689
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	431,922	351,806

TOTAL ASSETS	$2,767,083	$1,151,402

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$88,972	$353,200
Accrued expenses	194,091	376,846
Derivative liability	1,387,330	355,526
Convertible promissory notes, net of discount of $404,393 and 237,965, respectively	1,236,183	435,365
Unsecured notes payable, net of discount of $0 and $38,639	-	171,361

TOTAL LIABILITIES	2,906,576	1,692,298

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
250,000,000 authorized common shares
38,389,479 and 17,967,545 shares issued and outstanding	3,838	1,797
Additional paid in capital	33,368,161	27,024,419
Accumulated deficit	(33,511,492)	(27,567,112)

TOTAL SHAREHOLDERS' DEFICIT	(139,493)	(540,896)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,767,083	$1,151,402

The accompany notes are an integral part of these financial statements.

ORIGINOIL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales	$100,000	$15,000	$100,000	$553,163

Cost of Goods Sold	30,644	21,272	30,644	407,363

Gross Profit	69,356	(6,272)	69,356	145,800

Operating Expenses
Selling and general and administrative expenses	936,834	1,495,352	1,660,661	2,599,784
Research and development	224,576	300,473	437,351	551,188

Total Operating Expenses	1,161,410	1,795,825	2,098,012	3,150,972

Loss before Depreciation and Amortization	(1,092,054)	(1,802,097)	(2,028,656)	(3,005,172)

Depreciation & amortization expense	3,407	(7,432)	6,755	6,802

Loss from Operations before Other Income/(Expenses)	(1,095,461)	(1,794,665)	(2,035,411)	(3,011,974)

OTHER INCOME/(EXPENSE)
Loss on settlement of debt	(55,994)	(838,728)	(135,514)	(838,728)
Gain/(Loss) on change in derivative liability	(1,418,365)	111,234	(2,200,614)	(45,412)
Commitment fee	(426,477)	-	(784,664)	-
Foreign exchange loss	-	(1,045)	-	(2,227)
Interest expense	(300,608)	(748,062)	(788,177)	(1,161,317)

TOTAL OTHER INCOME/(EXPENSES)	(2,201,444)	(1,476,601)	(3,908,969)	(2,047,684)

NET LOSS	$(3,296,905)	$(3,271,266)	$(5,944,380)	$(5,059,658)

BASIC LOSS PER SHARE	$(0.12)	$(0.33)	$(0.26)	$(0.56)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	27,826,639	9,980,303	23,133,809	9,087,248

The accompany notes are an integral part of these financial statements.

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

						Deficit
						Accumulated
					Additional	during the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012 (Audited)	-	$-	17,967,545	$1,797	$27,024,419	$(27,567,112)	$(540,896)

Common stock issued at prices of $0.125 and $0.25 per share for cash	-	-	11,530,172	1,153	2,081,389	-	2,082,542

Common stock issued for services at fair value ranging in prices between $0.50 and $0.63	-	-	1,339,820	134	622,076	-	622,210

Common stock issued for conversion of debt
(prices per share of $0.34 and $0.875)	-	-	7,138,982	713	3,275,378	-	3,276,091

Common stock issued for purchase warrants at fair value through a cashless exercise	-	-	332,960	33	(33)	-	-

Common stock issued for purchase warrants at $0.25 per share for cash	-	-	80,000	8	19,992	-	20,000

Derivative for warrants exercised	-	-	-	-	59,177	-	59,177

Stock and warrant compensation cost	-	-	-	-	285,763	-	285,763

Net loss for the six month period ended June 30, 2013	-	-	-	-	-	(5,944,380)	(5,944,380)

Balance at June 30, 2013	-	-	38,389,479	$3,838	$33,368,161	$(33,511,492)	$(139,493)

The accompany notes are an integral part of these financial statements.

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,944,380)	$(5,059,658)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	6,755	6,802
Common stock and warrants issued for services	308,427	928,483
Stock compensation expense	76,763	554,420
Loss on change in valuation of derivative liability	2,200,614	45,412
Debt discount and beneficial conversion feature recognized as interest expense	705,044	1,001,702
Loss on settlement of debt	135,514	838,728
Original issue discount amortized as interest	-	92,662
Common stock issued for interest payable on debt	-	9,892
Commitment fee expense	784,664	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(20,000)	(15,000)
Prepaid expenses	24,072	47,466
Work in progress	937	248,443
Other receivables	1,200	15,127
Increase (Decrease) in:
Accounts payable	26,223	(45,480)
Accrued expenses	101,487	(24,254)
Deferred income	-	(313,163)

NET CASH USED IN OPERATING ACTIVITIES	(1,592,680)	(1,668,418)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,621)	-
Patent expenditures	(80,116)	(75,128)

NET CASH USED IN INVESTING ACTIVITIES	(83,737)	(75,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured subordinated debt	-	1,579,578
Payments for unsecured debt	(10,000)	-
Proceeds from convertible promissory notes	815,000	-
Proceeds for issuance of common stock and subscription payable, net of stock issuance cost	2,102,542	50,503

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,907,542	1,630,081

NET INCREASE/(DECREASE) IN CASH	1,231,125	(113,465)

CASH BEGINNING OF PERIOD	507,355	197,868

CASH END OF PERIOD	$1,738,480	$84,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$5,262
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
During the six months ended June 30, 2013, the Company issued 332,960 shares of common stock for a cashless exercise of 454,911 common stock purchase warrants. Also, the Company issued
7,138,982 shares of common stock in conversion of $1,201,311 convertible promissory notes, and $75,131 of interest payable. During the six months ended June 30, 2012, the Company issued
1,241,929 shares of common stock for the convertible debenture at fair value of $841,197, plus 6,551 shares of common stock for interest paid in the amount of $9,892; 1,411,351 shares of common stock were issued upftont with the promissory ntoes, and 188,492 shares of common stock were issued through a cashless exercise for common stock purchase warrants.

The accompany notes are an integral part of these financial statements.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

1.             Basis of Presentation
The accompanying unaudited financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders in the six months ended June 30, 2013, and has standing purchase orders and open invoices with customers. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations.

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2013, the balances reported for cash, prepaid expenses, accounts payable, accrued expenses, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
Other Asset
Investment	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$1,387,330	$-	$-	$1,387,330
Convertible Debenture, net of discount	1,236,183	-	-	1,236,183
Total liabilities measured at fair value	$2,623,513	$-	$-	$2,623,513

Reclassification
Amortization of debt discount for the six months ended June 30, 2012 was reclassified as interest expense.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no pronouncements were adopted during the period.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

3.            CAPITAL STOCK

During the six months ended June 30, 2013, the Company issued 1,339,820 shares of common stock for services with prices ranging from $0.31 to $0.63 with a total fair value of $622,210; issued 494,020 shares of common stock of which 247,010 shares were associated with the settlement of a convertible promissory note for principal and interest in the amount of $200,000, and  upfront shares of 247,010 issued with the notes with a fair value of $123,946; issued 6,644,962 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of  $1,001,312; with the portion attributable to the derivative in the amount of $1,816,518, and a gain of $11,568; issued 332,960 shares of common stock in exchange for a cashless exercise of 454,911 purchase warrants;  issued 80,000 shares of common stock in exchange for a cash exercise of 80,000 purchase warrants; received proceeds for issuance of common stock for cash of $2,082,542 to purchase 11,530,172 shares of common stock at prices per share ranging from $0.125 to $0.25, together with one-year warrants to purchase an aggregate of 10,048,000 shares of common stock, three-year warrants to purchase an aggregate of 9,200,000 shares of common stock and five-year warrants to purchase an aggregate of 16,000,000 shares of common stock. Each of the warrants is exercisable at a price per share between $0.15 and $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

4.            STOCKS AND WARRANTS

The Board of Directors adopted the OriginOil, Inc., 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock. Options granted under the 2009 Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors ("Board").  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

On May 25, 2012, the Board of Directors adopted a new OriginOil, Inc., 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of Common Stock.  Options granted under the 2012 Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2012 Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of this option.

On June 14, 2013, the Board of Directors adopted a new OriginOil, Inc., 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Four Million (4,000,000) shares of Common Stock.  Options granted under the 2013 Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination. With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise, that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

During the three months ended June 30, 2013, the Company granted 533,498 incentive stock options and 2,532,665 non-statutory stock options under the 2013 Plan, which vest after ninety (90) days from the effective date of the option. Also, during the same period,  759,645 options were granted under the 2012 Plan, which vested immediately.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

4.            STOCKS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	June 30, 2013
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	465,294	$1.67
Granted	3,825,808	0.41
Exercised	-	-
Forfeited/Expired	(6,459)	-
Outstanding, end of period	4,284,643	$0.54
Exercisable at the end of period	882,328	$0.66
Weighted average fair value of
options granted during the period		$0.41

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan  as of  June 30, 2013 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$7.20	1,667	1,155	2.23	$0.46	$0.46
$4.50	33,334	15,451	2.40	$0.53	$0.53
$6.00	16,500	9,392	2.48	$0.36	$0.36
$4.20	13,334	5,690	3.05	$0.36	$0.36
$5.15	10,000	4,055	3.13
$1.70	4,000	1,498	3.26	$0.36	$0.36
$0.89	60,000	14,938	9.01	$0.36	$0.36
$0.89	200,000	45,627	9.09	$0.36	$0.36
$0.89	120,000	24,877	9.18	$0.36	$0.36
$0.43	759,645	759,645	4.79	$0.36	$0.36
$0.41	1,133,497	-	4.96	$0.36	$0.36
$0.38	1,932,666	-	4.96	$0.36	$0.36
	4,284,643	882,328

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended June 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2013 based on the grant date fair value estimated, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2013, based on the grant date fair value estimated. We account for forfeitures as they occur. The stock-based compensation expense recognized in the statement of income during the six months ended June 30, 2013 and 2012 is $76,763 and $554,420, respectively.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

4.            STOCKS AND WARRANTS (Continued)

Warrants
A summary of the Company’s warrant activity and related information follows:

	June 30, 2013
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of year	7,098,104	$0.79
Granted	36,136,204	0.16
Exercised	(534,911)	1.11
Forfeited	-	-
Outstanding - end of year	42,699,397	$0.33

 At June 30, 2013, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$7.50	146,743	146,743	0.17
$9.30	223,338	223,338	1.00
$10.20	28,335	28,335	1.13
$9.00	9,168	9,168	1.32
$8.70	3,334	3,334	1.37
$1.75	54,858	54,858	1.50
$8.40	667	667	1.58
$8.70	5,000	5,000	1.91
$5.70	7,334	7,334	2.10
$4.50	3,334	3,334	2.21
$4.20	8,334	8,334	2.23
$4.20	33,334	33,334	2.25
$3.60	8,334	8,334	2.33
$4.50	33,334	33,334	2.40
$4.20	13,335	13,335	2.42
$6.00	133,334	133,334	2.48
$6.00	33,334	33,334	2.50
$6.30	8,334	8,334	2.72
$5.70	4,001	4,001	2.75
$6.90	33,334	33,334	2.96
$6.90	33,334	33,334	3.21
$1.90	80,000	80,000	3.27
$6.90	33,334	33,334	3.46
$1.47	260,000	260,000	3.82
$0.65	80,000	80,000	4.11
$0.65	20,000	20,000	4.30
$0.65	50,000	50,000	4.34
$0.25	124,000	124,000	4.76
$0.89	100,000	100,000	4.38
$0.15 - 0.65	41,127,610	41,127,610	0.17 - 4.95
	42,699,397	42,699,397

5.           UNSECURED PROMISSORY NOTES

January 2012 Notes

The January 2012 Notes had an aggregate remaining principal amount of $210,000, which matured in January 2013. The holder is entitled to one additional share of common stock for each share converted. During the six months ended June 30, 2013, the Company issued 494,020 shares of common stock in conversion of a principal amount of $200,000, with 247,010 upfront shares for a fair value of $123,946. The remaining $10,000 was paid in cash to the holder. The aggregate principal amount outstanding at June 30, 2013 was $0.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

6.              CONVERTIBLE PROMISSORY NOTES

On June 20, 2012, the Company received an initial advance of $100,000 in consideration for the issuance of a note in the principal amount of $400,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note, with an aggregate sum of $400,000, plus warrants to purchase an aggregate of up to 615,384 shares of the Company’s common stock at a purchase price of $0.65 per share. At closing, which took place simultaneously with execution of the securities purchase agreement, the Company issued the Note with an outstanding principal sum of $100,000 together with a warrant to purchase 153,846 shares of the Company’s common stock. Under the terms of the securities purchase agreement, the investor had the option to advance an additional $300,000 in principal under the Note and receive further warrants to purchase an aggregate of up to 461,538 shares of the Company’s common stock. The Note originally matured six months from the date of each purchase made under the Note, and bore interest at a rate of 10% per annum, which increased to 15% when the Note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65. On February 15, 2013, the Company and the lender entered into an amendment to the Note providing for, among other things, an extension of the maturity date of the Note until thirteen months from the effective date of each funding under the Note and the amendment of the conversion price of the Note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion, subject to, at the election of the Company, a conversion floor of $0.4375. If the Company elected to enforce the conversion floor it was required to make cash payment to cover the conversion loss in an amount as set forth in the amendment. The conversion floor terminated in the event the Company issued or entered into an agreement providing for the issuance of shares at a price below the conversion floor. The conversion floor subsequently terminated. During the months of February and  June, 2013, the lender advanced another $200,000 under the securities purchase agreement, bringing the total amount funded under the Note to $300,000. Simultaneous therewith, the Company issued to the lender a warrant to purchase 307,692 shares of the Company's common stock. During the six months ended June 30, 2013, the lender converted $100,000 of the convertible notes, plus accrued interest of $15,000, leaving a remaining advanced balance of $200,000.

During the six months ended June 30, 2013, the Company issued convertible promissory notes (the “OID Notes”) to various investors in an aggregate principal amount of $235,000, with an Original Issue Discount (OID) of $78,332.  The Convertible Notes were originally convertible into the common stock of the Company at conversion prices ranging from $0.4375 to $0.65.  As a result of most favored nations protection accorded to the Convertible Notes, the conversion price of the Convertible Notes is the lesser of $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price of common stock on any trading day after issuance of the Convertible Notes. The maturity dates of the Notes are ninety (90) days from their effective date, with a one-time interest charge of $31,332, which is amortized over ninety (90) days and recorded as interest expense.  If the Convertible Notes are not repaid on maturity, then the maturity date shall be automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal, interest and other fees shall be added to the principal amount of the Notes at the end of each 30 day period that the Convertible Notes are still outstanding.  In the event of default under the Convertible Notes, the Company shall be required to repay a mandatory default amount in cash equal to 200% of the outstanding principal amount of the Notes plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum. Convertible Notes issued in February and March, 2013 provide that for as long as the Convertible Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Convertible Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Convertible Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Convertible Notes and such other convertible notes.

During the month of May, 2013, the Company issued Convertible Notes (“Notes”) in an aggregate principal amount of $380,000. The Notes mature six months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.45 to $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default under the Notes, the Company shall be required to repay a mandatory default amount in cash equal to 150% of the outstanding principal amount of the Notes plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

6.              CONVERTIBLE PROMISSORY NOTES (Continued)

ASC Topic 815 provides guidance applicable to the convertible debt issued by the Company in instances where debt has embedded conversion options and net settlement. For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $1,705,086 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $1,466,677 representing the imputed interest associated with the embedded derivative. The discount was amortized over the life of the convertible debt, and resulted in the recognition of $550,658 in interest expense for the six months ended June 30, 2013.

The derivative liability is adjusted periodically according to the Company’s stock price fluctuations. For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.06% - .15%
Stock volatility factor	37.24% - 66.35%
Weighted average expected option life	6 months - 13 months
Expected dividend yield	None

The value of the derivative liability at June 30, 2013 was $1,387,330.

7.              SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following:

On February 15, 2013, the Company commenced a private placement offering of up to 13,000,000 shares of common stock    together with up to four series of warrants to purchase up to an aggregate of 52,000,000 shares of common stock.  During the subsequent period, the Company sold to accredited investors 740,000 shares of its common stock together with one-year warrants to purchase an aggregate of 720,000 shares of its common stock and three-year warrants to purchase an aggregate of 720,000 shares of its common stock for aggregate gross proceeds of $185,000.  Each of the warrants is exercisable at a price per share of $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

Between July 5, 2013 and July 18, 2013, holders of original issuance discount convertible promissory notes issued in December 2012 in the aggregate principal, fees and interest amount of $212,350 were converted into an aggregate of 1,522,136 shares of common stock.

On July 16, 2013, the Company issued a Convertible Note (“Note”) in an aggregate principal amount of $255,000. The Note matures nine months from the date of issuance and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.40 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Note.  The Note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default under the Note, the Company shall be required to repay a mandatory default amount in cash equal to 150% of the outstanding principal amount of the Note plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Note or such other convertible notes or a term was not similarly provided to the purchaser of the Note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Note and such other convertible notes.

Between August 7, 2013 and August 16, 2013, holders of original issuance discount convertible promissory notes issued in February 2013 in the aggregate principal, fees and interest amount of $214,840, converted $150,000 of their outstanding balance into an aggregate of 1,121,958 shares of common stock.

During the subsequent period, holders of warrants to purchase up to 383,528 shares at an exercise price of $0.25 delivered notices of election to exercise the warrants in full on a cash purchase basis resulting in the issuance of 383,528 shares of the Company’s common stock for an aggregate purchase price of $95,882.

During the subsequent period, the Company issued 54,401 shares of common stock for services at fair value of $15,648.

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

Overview of Business

OriginOil has developed a breakthrough water cleanup technology for the oil & gas, algae and other water-intensive industries.

Unlike other technologies, our patent-pending Electro Water Separation™ (EWS) process rapidly and efficiently removes organic material from large quantities of water without the need for chemicals.

EWS, our breakthrough water cleanup technology, is a high-speed, chemical-free process that efficiently extracts organic contaminants from very large quantities of water.  It is the core technology powering OriginOil’s innovative product line that spans multiple industries. These include:

Algae Harvesting

EWS is used cost-effectively to harvest algae, intact and bacteria-free, without chemicals, at a continuously high flow rate. Systems can be operated in parallel for increased throughput rates. Built-in intelligence ensures a minimum of operator intervention.

Oil and Gas Water Cleanup

When applied to the oil and gas industry, EWS technology is used in a continuous process to remove oils, suspended solids, insoluble organics and bacteria from produced and frac flowback water in well operations. This allows the water to be easily recycled for future fracking operations or disposed of safely.

Aquaculture Water Cleanup

EWS operates in a continuous, chemical-free loop to dramatically reduce ammonia levels, and kill up to 98% of bacteria and other invaders, potentially eliminating antibiotics usage. Optionally, it can produce nitrate-rich water to grow algae for highly nutritious and cost-effective fish feed.

Organic Waste Remediation (still in prototype phase)

In many applications, such as agriculture, fish farming and animal farming, EWS can efficiently remove organic contaminants and pathogens from incoming or outgoing water supplies.

Business Model for All Applications

At this early stage, to prove our systems for wide-scale distribution and licensing, we must build, sell and support our system to companies making use of such systems.

Our long-term business model is based on licensing this technology to distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies. We are not in the business of producing and marketing oil or fuel as an end product, nor of engaging in volume manufacturing.

We have only been engaged in our current and proposed business operations since June 2007. While continuing to engage in research and development, we recently moved into the commercialization phase of our business plan. .

Recent Developments

●	On February 5, 2013, we announced that we partnered with an aquaculture producer to study the impact of their technology in transforming a $100 billion global market.
●	On February 13, 2013 we announced that we strengthened our focus on frack water cleanup and launched a licensing group to accelerate commercialization in secondary markets.
●	On February 28, 2013 we announced that our CLEAN-FRAC™ water treatment system yields successful first field results.
●	On March 13, 2013 we announced that we teamed up with another California startup to challenge Halliburton’s costs for cleaning produced water and frack water.
●	On April 2, 2013 we announced that we accelerated commercialization of our CLEAN-FRAC system with the first commercial unit planned for 3rd quarter.
●	On April 26, 2013 we announced that we enhanced third party testing showing 99% oil and solids removal, further validating our CLEAN-FRAC process.
●	On May 9, 2013 we announced that Garden State bioEnterprises adopted our technology for high-value astaxanthin harvesting.

●	On May 15, 2013 we announced that we named a manufacturer for our new performance-based frack water cleanup program.

●	On June 25, 2013, we announced that New Global Energy will implement our water sanitizing and algae production technology as part of its strategy to acquire and restart shuttered fish farms in the Coachella Valley region of Southern California.

●	On July 2, 2013, we announced that AlgEternal Technologies LLC will incorporate our technology to harvest algae as a key component of their proprietary algal production system.

●	On July 10, 2013, we announced that we will establish a permanent technology showcase at Aqua Farming Technology in California’s Coachella Valley.

●	On July 11, 2013, we announced that we expanded our algae and aquaculture designs to achieve commercial scale.

●	On July 18, 2013, we announced that our technology can successfully treat liquid sewage directly at the point of origin, in commercial buildings.

●	On July 24, 2013, we announced that we have initiated two consulting agreements with top water treatment engineering firms to validate the efficacy of its technology in the oil and gas and aquaculture markets.

●	On July 31, 2013, we announced that we received our second international patent for our algae harvesting technology. The patent was issued by the Japan Patent Office.

●	On August 6, 2013, we announced that we launched our Throughput Program for EWS Petro.

●	On August 14, 2013, we announced the launch of our mid-sized algae harvester, designed, with producer input, for distributed algae production.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2013, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2013, and no pronouncements were adopted during the period.

Results of Operation

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenue and Cost of Sales

Revenue for the three months ended June 30, 2013 and 2012 was $100,000 and $15,000, respectively. Cost of sales for the three months ended June 30, 2013 and 2012, was $30,644 and $21,272, respectively. To date we have had minimal revenues due to our focus on product development and testing. In addition, our equipment sales are primarily for trial purposes, intended for licensing or private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $558,518 to $936,834 for the three months ended June 30, 2013, compared to $1,495,352 for the three months ended June 30, 2012. The majority of the decrease in SG&A expenses was due primarily to the decrease in non-cash stock compensation expense of $420,891, professional fees of $114,229, insurance of $10,591, and an overall decrease in other G&A expenses of $199,844, with an increase in marketing and investor relations of $187,037.

Research and Development Cost

Research and development (“R&D”) costs decreased by $75,897 to $224,576 for the three months ended June 30, 2013, compared to $300,473 for the three months ended June 30, 2012. The decrease in overall R&D costs was primarily due to a decrease in outside services for algae appliances and fracking research.

Other Income and Expenses

Other income and (expenses) increased by $724,843 to ($2,201,444) for the three months ended June 30, 2013, compared to ($1,476,601) for the three months ended June 30, 2012. The increase was the result of an increase in net loss on change in fair value of derivative instruments of $1,529,599, commitment fees in the amount of $426,477, with an offset by decreases in loss on settlement of debt in the amount of $782,734, amortization of debt discount and original issue discount in the amount of $379,531, loss on foreign exchange in the amount of $1,045, and a decrease in interest expense of $67,923. The overall increase is the result of the issuance by us of convertible promissory notes.

Net Loss

Our net loss increased by $25,639 to $3,296,905 for the three months ended June 30, 2013, compared to a net loss of $3,271,266 for the three months ended June 30, 2012. The majority of the increase in net loss was due primarily to the accounting for the increase in other income and expenses of $724,843, and an increase in depreciation of $10,839, with a decrease in operating expenses of $634,415. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Revenue and Cost of Sales

Revenue for the six months ended June 30, 2013 and 2012 was $100,000 and $553,163, respectively. Cost of sales for the six months ended June 30, 2013 and 2012, was $30,644 and $407,363, respectively. To date we have had minimal revenues due to our focus on product development and testing.  In addition, our equipment sales are primarily for trial purposes, intended for licensing or private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $939,123 to $1,660,661 for the six months ended June 30, 2013, compared to $2,599,784 for the six months ended June 30, 2012. The majority of the decrease in SG&A expenses was due primarily to the decrease in non-cash stock compensation expense of $477,657, professional fees of $255,486, insurance of $26,196,  and other G&A expenses of $216,641, with an increase in marketing and investor relations of $36,857.

Research and Development Cost

Research and development (“R&D”) costs decreased by $113,837 to $437,351 for the six months ended June 30, 2013, compared to $551,188 for the six months ended June 30, 2012.   The decrease in overall R&D costs was primarily due to a decrease in outside services for algae appliances and fracking research.

Other Income and Expenses

Other income and (expenses) increased by $1,861,285 to ($3,908,969) for the six months ended June 30, 2013, compared to ($2,047,684) for the six months ended June 30, 2012. The increase was the result of an increase in net loss on change in fair value of derivative instruments of $2,155,202, commitment fees in the amount of $784,664, with an offset by decreases in loss on settlement of debt in the amount of $703,214, amortization of debt discount and original issue discount in the amount of $296,658, loss on foreign exchange in the amount of $2,227, and a decrease in interest expense of $76,482. The overall increase is the result of the issuance by us of convertible promissory notes.

Net Loss

Our net loss increased by $884,722 to $5,944,380 for the six months ended June 30, 2013, compared to a net loss of $5,059,658 for the six months ended June 30, 2012. The majority of the increase in net loss was due primarily to the increase in other income and expenses in the amount of $1,861,285, with a decrease in operating expenses of $1,052,960 and depreciation of $47. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At June 30, 2013 and December 31, 2012, we had cash of $1,738,480 and $507,355, respectively and working capital deficit of $611,678 and $936,099 respectively.  The decrease in working capital deficit was primarily due to the decrease in accounts payable and accrued expenses, with an increase in cash, derivative liability and debt financing.

During the first two quarters of 2013, we raised an aggregate of $815,000 in an offering of unsecured convertible notes and $2,102,542 in an offering of shares of our common stock and warrants.  During the subsequent period, we raised an aggregate of $255,000 in an offering of unsecured convertible notes and $185,000 in an offering of shares of our common stock and warrants.  The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,592,680 for the six months ended June 30, 2013, compared to $1,668,418 for the prior period June 30, 2012. The decrease of $75,738 in cash used in operating activities was primarily due to the net decrease in prepaid expenses, work in progress, other receivables, with an increase in accounts payable, accrued expenses, and net loss. The net loss includes non-cash expenses of depreciation, stock issued for services, loss on change in valuation of derivative liability, debt discount and original issue discount, commitment fees and stock compensation expense.  Currently, operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were $83,737 and $75,128 respectively.  The net increase in cash used in investing activities was due to an increase in patent expenditures and research equipment.

Net cash flows provided by financing activities was $2,907,542 for the six months ended June 30, 2013, as compared to $1,630,081 for the prior period June 30, 2012.  The increase in cash provided by financing activities was due to an increase in debt financing.  To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed by us in a Current Report on Form 8-K dated June 26, 2012 , February 22, 2013 and June 10, 2013, on June 20, 2012 we entered into a Securities Purchase Agreement (the "SPA") providing for, among other things, the issuance of a promissory note to a lender in the aggregate amount of up to $400,000 (the “Note”) and warrants (the "Warrants") to purchase up to 615,384 shares of our common stock. On February 15, 2013, we and the lender entered into an amendment to the Note providing for, among other things, an extension of the maturity date of the Note until thirteen months from the effective date of each funding under the Note and the amendment of the conversion price of the Note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion, subject to, at the election by us of a conversion floor of $0.4375. If we elect to enforce the conversion floor we are required to make a cash payment to cover the conversion loss in an amount as set forth in the amendment. The conversion floor terminates in the event we issue or enters into an agreement providing for the issuance of shares at a price below the conversion floor.

On June 27, 2013, the lender funded a further $50,000 under the SPA, bringing the total amount funded under the Note to $300,000. Simultaneous therewith, we issued to the lender a Warrant to purchase 76,923 shares of our common stock. As a result of conversions of the Note into our common stock, the total outstanding principal due under the Note is currently $200,000.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

        The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities”:

On July 16, 2013, we issued a convertible promissory note (“Note”) to an accredited investor in an aggregate principal amount of $255,000 for an aggregate purchase price of $255,000 in a private placement.

The Note matures nine months from the date of issuance and bears interest at 10% per annum. The Note may be converted into shares of our common stock at a conversion price of the lesser of $0.40 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Note, subject to, at the election of us, a conversion floor of $0.35. If we elect to enforce the conversion floor we are required to make a cash payment to cover the conversion loss in an amount as set forth in the Note. The conversion floor terminates in the event we issue or enter into an agreement providing for the issuance of shares at a price below the conversion floor.

The Note provides that if shares issuable upon conversion of the Note are not timely delivered then the Company shall be subject to a penalty of $2,000 per day until share delivery is made. The Note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, it shall constitute an event of default under the Note if we shall not be DTC eligible or we shall be delinquent in our filings with the Securities and Exchange Commission.  In the event of default under the Note, we shall be required to repay a mandatory default amount in cash equal to 150% of the outstanding principal amount of the Note plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum.

We also granted to the purchaser of the Note piggyback registration rights, under which we are required to include all shares issuable upon conversion of the Note in any future registration statement filed by us subject to customary exceptions. In addition, for as long as the Note or other convertible notes in effect between the purchaser and us are outstanding, if we issue any security with terms more favorable than the terms of the Note or such other convertible notes or a term was not similarly provided to the purchaser of the Note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Note and such other convertible notes.

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

        The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

Conversion of Notes

Between August 7, 2013 and August 16, 2013, holders of convertible promissory notes converted an aggregate principal and interest amount of $150,000 into 1,121,958 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Warrant Exercises

On August 16, 2013, holders of warrants to purchase up to 36,834 shares of our common stock at an exercise price of $0.25 per share delivered a notice of election to exercise the warrants in full on a cash basis resulting in the issuance of 36,834 shares of our common stock for an aggregate purchase price of $9,209.

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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
August 19, 2013