Form 10-Q
period 2013-09-30
ORIGINOIL INC
filed 2013-11-19
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2013

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of November 18, 2013 was 48,653,092.

PART I - FINANCIAL INFORMATION ORIGINOIL, INC.

ORIGINOIL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,298,576	$507,355
Accounts receivable	20,000	25,000
Work in process	64,600	35,666
Prepaid expenses	121,167	186,978
Other receivables	-	1,200

TOTAL CURRENT ASSETS	1,504,343	756,199

PROPERTY & EQUIPMENT
Machinery & equipment	76,794	32,670
Furniture & fixtures	27,056	27,056
Computer equipment	29,789	28,824
Leasehold improvements	94,914	94,914
	228,553	183,464
Less accumulated depreciation	(151,330)	(140,067)

NET PROPERTY & EQUIPMENT	77,223	43,397

OTHER ASSETS
Investment	20,000	20,000
Patents	449,166	317,689
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	483,283	351,806

TOTAL ASSETS	$2,064,849	$1,151,402

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$42,395	$353,200
Accrued expenses	175,564	376,846
Derivative liability	2,677,675	355,526
Convertible promissory notes, net of discount of $727,562 and 237,965, respectively	1,166,793	435,365
Unsecured notes payable, net of discount of $0 and $38,639, respectively	-	171,361

Total Current Liabilities	4,062,427	1,692,298

Long Term Liabilities
Convertible note payable, net of discount of $139,087	151,473	-

Total Long Term Liabilities	151,473	-

TOTAL LIABILITIES	4,213,900	1,692,298

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value;
250,000,000 authorized common shares
43,552,023 and 17,967,545 shares issued and outstanding	4,355	1,797
Additional paid in capital	33,352,943	27,024,419
Accumulated deficit	(35,506,349)	(27,567,112)

TOTAL SHAREHOLDERS' DEFICIT	(2,149,051)	(540,896)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,064,849	$1,151,402

The accompanying notes are an integral part of these condensed financial statements

ORIGINOIL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales	$40,500	$30,726	$140,500	$583,889

Cost of Goods Sold	19,866	13,543	50,510	420,906

Gross Profit	20,634	17,183	89,990	162,983

Operating Expenses
Selling and general and administrative expenses	1,689,260	1,310,532	3,349,921	4,024,066
Research and development	318,244	152,978	755,595	590,416

Total Operating Expenses	2,007,504	1,463,510	4,105,516	4,614,482

Loss before Depreciation and Amortization	(1,986,870)	(1,446,327)	(4,015,526)	(4,451,499)

Depreciation & amortization expense	4,508	3,401	11,263	10,203

Loss from Operations before Other Income/(Expenses)	(1,991,378)	(1,449,728)	(4,026,789)	(4,461,702)

OTHER INCOME/(EXPENSE)
Gain (Loss) on settlement of debt and extinguishment of derivative liability	2,446,467	-	2,310,953	(838,728)
Gain (Loss) on change in fair value of derivative liability	(1,343,167)	30,696	(3,543,781)	(14,716)
Fair value of discounted warrants	(645,398)	-	(645,398)	-
Commitment fee	(213,229)	-	(997,893)	-
Foreign exchange loss	-	(611)	-	(2,838)
Interest expense	(248,152)	(502,752)	(1,036,329)	(1,664,069)

TOTAL OTHER INCOME/(EXPENSE)	(3,479)	(472,667)	(3,912,448)	(2,520,351)

NET LOSS	$(1,994,857)	$(1,922,395)	$(7,939,237)	$(6,982,053)

BASIC DILUTED LOSS PER SHARE	$(0.05)	$(0.16)	$(0.27)	$(0.69)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	41,620,654	12,211,940	29,367,986	10,136,415

The accompanying notes are an integral part of these condensed financial statements

ORIGINOIL, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	-	$-	17,967,545	$1,797	$27,024,419	$(27,567,112)	$(540,896)

Common stock issued at prices of $0.125 and $0.25 per share for cash	-	-	12,270,172	1,227	2,266,315	-	2,267,542

Common stock issued for services at fair value ranging in prices between $0.31 and $0.63	-	-	1,991,198	199	793,552	-	793,751

Common stock issued for conversion of debt
(prices per share of $0.11 and $0.875)	-	-	10,511,236	1,051	1,850,735	-	1,851,786

Common stock issued upon exercise of warrants at fair value through a cashless exercise	-	-	332,960	33	(33)	-	-

Common stock issued for warrants at $0.25 per share for cash	-	-	478,912	48	119,681	-	119,729

Fair value of discounted warrants	-	-	-	-	704,575	-	704,575

Beneficial conversion feature on note	-	-	-	-	161,422	-	161,422

Stock and warrant compensation cost	-	-	-	-	432,277	-	432,277

Net loss for the nine months ended September 30, 2013	-	-	-	-	-	(7,939,237)	(7,939,237)

Balance at September 30, 2013	-	-	43,552,023	$4,355	$33,352,943	$(35,506,349)	$(2,149,051)

The accompanying notes are an integral part of these condensed financial statements

ORIGINOIL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,939,237)	$(6,982,053)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	11,263	10,203
Common stock and warrants issued for services	793,751	934,943
Stock compensation expense	223,277	878,604
Loss on change in valuation of derivative liability	3,254,328	24,607
Debt discount and beneficial conversion feature recognized as interest expense	922,152	1,461,223
Gain on settlement of debt	(2,310,953)	838,728
Common stock issued for incentive fees	-	21,000
Original issue discount amortized as interest	-	92,662
Non cash interest and commitment fee expense	1,320,810	-
Fair value of discounted warrants	704,575	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	5,000	(80,726)
Prepaid expenses	65,811	536,981
Work in progress	(28,934)	219,658
Other receivables	1,200	15,427
Increase (Decrease) in:
Accounts payable	(20,245)	(86,524)
Accrued expenses	7,718	15,289
Deferred income	-	(278,163)

NET CASH USED IN OPERATING ACTIVITIES	(2,989,484)	(2,378,141)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(45,089)	(12,500)
Patent expenditures	(131,477)	(97,089)

NET CASH USED IN INVESTING ACTIVITIES	(176,566)	(109,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured subordinated debt	-	1,579,578
Payments for unsecured debt	(10,000)
Proceeds from convertible promissory notes	1,580,000	-
Proceeds for issuance of common stock	2,387,271	808,896

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,957,271	2,388,474

NET INCREASE/(DECREASE) IN CASH	791,221	(99,256)

CASH BEGINNING OF PERIOD	507,355	197,868

CASH END OF PERIOD	$1,298,576	$98,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$5,262
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a long term convertible note	$290,560	$-
Extinguishment of fair value of derivative liability	$1,378,774	$-
Beneficial conversion	$161,422	$-
Fair Value of options issued to officer in prior year	$209,000	$-
Common stock issued for conversion of notes	$1,851,786	$851,089

The accompanying notes are an integral part of these condensed financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended September 30, 2013, the Company did not generate significant revenue, incurred a net loss of $7,939,237 and cash used in operations of $2,989,484.  As of September 30, 2013, the Company had a working capital deficiency of $2,709,557 and a shareholders’ deficit of $2,149,051.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2012 expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders in the nine months ended September 30, 2013, and has standing purchase orders and open invoices with customers. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations.

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

Revenue Recognition
We recognize revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment is transferred to the customer once the last payment is received. We record revenue as it is received, and the equipment has been fully accepted by the customer. Returns are based upon each rent-to-own agreement, and revenue would be adjusted based on a pro-rata basis on the unused months of quarterly payments. Generally, we extend credit to our customers and do not require collateral.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which have a final payment arrangement.

We also recognize revenue for services associated with the equipment setup, provided it is part of the rent-to-own agreement.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Stock-Based Compensation
The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's common stock option grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes option pricing model, and based on actual experience. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
Other Asset
Investment	$20,000	$-	$-	$20,000

Total assets measured at fair value	$20,000	$-	$-	$20,000

Liabilities

Derivative Liability	$2,677,675	$-	$-	$2,677,675
Convertible Debenture, net of discount	1,318,266	-	-	1,318,266
Total liabilities measured at fair value	$3,995,941	$-	$-	$3,995,941

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Use of Estimates
The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, and common stock issued for services, among other items. Actual results could differ from these estimates.

 Reclassification
Certain expenses for the nine months ended September 30, 2012 were reclassified to agree with the classification for the current period.

Accounting for Derivatives
The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements
In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

3.	CAPITAL STOCK

During the nine months ended September 30, 2013, the Company issued 1,991,198 shares of common stock for services with prices ranging from $0.25 up to $0.63 with a total fair value of $793,751.  The shares issued were valued at the trading price at the date of the agreement.

During the nine months ended September 30, 2013, the Company issued 494,020 shares of common stock of which 247,010 shares were associated with the settlement of a convertible promissory note for principal in the amount of $200,000 and interest in the amount of $16,134, and additional shares of 247,010 as an inducement to convert issued with the notes with a fair value of $123,946 based upon the trading price of our common stock at the date of the agreement.

During the nine months ended September 30, 2013, the Company issued 10,017,216 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $1,527,840 based upon a conversion price of $0.11 up to $0.875.

During the nine months ended September 30, 2013, the Company issued 332,960 shares of common stock in exchange for a cashless exercise of 454,911 purchase warrants.

During the nine months ended September 30, 2013, the Company issued 478,912 shares of common stock upon exercise of the purchase warrants in the amount of 478,912 for cash in the amount of $119,729.

During the nine months ended September 30, 2013, the Company received proceeds for issuance of common stock for cash of $2,267,542 for the purchase of 12,270,172 shares of common stock at prices per share ranging from $0.12 to $0.25.  Included in the purchase are one-year warrants to purchase an aggregate of 13,192,750 shares of common stock, three-year warrants to purchase an aggregate of 11,762,547 shares of common stock and five-year warrants to purchase an aggregate of 17,230,775 shares of common stock. Each warrant is exercisable at a price per share between $0.15 up to $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

4.	OPTIONS AND WARRANTS

Options

The Board of Directors adopted the OriginOil, Inc., 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.

On May 25, 2012, the Board of Directors adopted a new OriginOil, Inc., 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of Common Stock.  Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of grant.

On June 14, 2013, the Board of Directors adopted a new OriginOil, Inc., 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Four Million (4,000,000) shares of Common Stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the 2013 Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

4.	STOCKS AND WARRANTS (Continued)

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

During the nine months ended September 30, 2013, the Company granted 533,498 incentive stock options to employees with an estimated fair value of approximately $122,705 using the Black-Scholes-Merton calculation. The options are exercisable at $0.41/share, vest monthly after 90 days from grant date over a period of five (5) years and expire in ten (10) years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $1,076 based on the fair value of options that vested.

During the nine months ended September 30, 2013, the Company granted 2,532,665 Non-statutory stock options under the 2013 Stock Option Plan to employees and board of directors with an estimated fair value of approximately $582,513 using the Black-Scholes-Merton calculation. The options are exercisable at $0.38/share up to $0.44/share, vest over a period of five (5) and expire in ten (10) years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $34,472 based on the fair value of options that vested.

During the nine months ended September 30, 2013, the Company granted 500,000 options under the 2013 Stock Option Plan to an employee with an estimated fair value of approximately $70,000 using the Black-Scholes-Merton calculation. The options are exercisable at $0.29/share, vest immediately and expire in five (5) years from the date of grant. During the period ended September 30, 2013, the Company recognized compensation costs of $70,000 based on the fair value of options that vested.

During the nine months ended September 30, 2013, the Company recorded $117,729 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior periods. Future unamortized compensation expense on the unvested outstanding options at September 30, 2013 is approximately $961,818.

In fiscal 2012, the Board of Directors agreed to grant an officer of the Company options to purchase 759,645 shares of common stock at $0.43 per share.  Upon grant, the options vested immediately and will expire in 5 years.  Total fair value of the options granted amounted $209,000 determined using the Black-Scholes Option Pricing Model and was recorded in 2012 and reflected in compensation cost and as due to officer which is included as part of Accrued Expenses in the accompanying Balance Sheet.  In April 2013, the Board formally approved the issuance of the 759,645 options and the amount was reclassified from due to officer to Additional Paid in Capital.

A summary of the Company’s stock option activity and related information follows:

	September 30, 2013
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	465,294	$1.67
Granted	4,325,808	0.41
Exercised	-	-
Forfeited/Expired	(6,459)	-
Outstanding, end of period	4,784,643	$0.52
Exercisable at the end of period	1,563,696	$0.57
Weighted average fair value of
options granted during the period		$0.41

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

4.	STOCKS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of  September 30, 2013 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$7.20	1,667	1,261	1.98	$0.46	$0.46
$4.50	33,334	15,451	2.15	$0.53	$0.53
$6.00	16,500	10,431	2.23	$0.36	$0.36
$4.20	13,334	6,530	2.79	$0.36	$0.36
$5.15	10,000	4,685	2.88
$1.70	4,000	1,750	3.01	$0.36	$0.36
$0.89	60,000	18,719	8.76	$0.36	$0.36
$0.89	200,000	58,230	8.84	$0.36	$0.36
$0.89	120,000	32,439	8.93	$0.36	$0.36
$0.43	759,645	759,645	9.54	$0.36	$0.36
$0.43	500,000	500,000	9.76	$0.36	$0.36
$0.41	533,498	4,677	9.96	$0.36	$0.36
$0.44	599,999	35,508	9.96
$0.38	1,932,666	114,370	9.96
	4,784,643	1,563,696

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2013 based on the grant date fair value estimated.
Warrants

During the nine months ended September 30, 2013, in conjunction with the Company’s issuance of shares of common stock for cash, the Company granted warrants to purchase a total of 37,427,384 shares of our common stock.  Each warrant is exercisable at a price per share between $0.15 up to $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like and will expire in one up to five years from date of grant (see Note 3).

During the nine months ended September 30, 2013, a total of 933,824 purchase warrants were exercised for a total of 811,872 shares of common stock (see Note 3).

During the nine months ended September 30, 2013, the Company amended the exercise price of approximately 4,308,000 warrants issued in 2012, from $0.65 per share to $0.25 per share. The Company calculated the change in fair value of the warrants before and after the modification using the Black Scholes Pricing Option Model and recorded an expense in the statements of operations during the nine months ended September 30, 2013 amounted to $704,575.

A summary of the Company’s warrant activity and related information follows:

	September 30, 2013
		Weighted
		average
		exercise
	Options	price
Outstanding -beginning of period	7,098,104	$0.79
Granted	37,883,896	0.20
Exercised	(933,824)	0.30
Forfeited	(857,805)	1.26
Outstanding - end of period	43,190,371	$0.31

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

4.	STOCKS AND WARRANTS (Continued)

At September 30, 2013, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$9.30	223,338	223,338	0.75
$10.20	28,335	28,335	0.88
$9.00	9,168	9,168	1.06
$8.70	3,334	3,334	1.12
$8.40	667	667	1.33
$8.70	5,000	5,000	1.66
$5.70	7,334	7,334	1.84
$4.50	3,334	3,334	1.95
$4.20	8,334	8,334	1.98
$4.20	33,334	33,334	1.99
$3.60	8,334	8,334	2.08
$4.50	33,334	33,334	2.15
$4.20	13,335	13,335	2.16
$6.00	133,334	133,334	2.23
$6.00	33,334	33,334	2.24
$6.30	8,334	8,334	2.47
$5.70	4,001	4,001	2.50
$6.90	33,334	33,334	2.71
$6.90	33,334	33,334	2.96
$1.90	80,000	80,000	3.01
$6.90	33,334	33,334	3.21
$1.47	260,000	260,000	3.57
$0.65	80,000	80,000	3.86
$0.65	20,000	20,000	4.05
$0.65	50,000	50,000	4.08
$0.25	124,000	124,000	4.50
$0.25	250,000	47,500	4.79
$0.25	57,692	8,654	4.97
$0.89	100,000	100,000	9.13
$0.15 - 0.65	41,512,493	41,512,493	0.01 - 4.70
	43,190,371	42,938,833

5.	UNSECURED PROMISSORY NOTES

In January 2012, the Company issued its “January 2012 Notes” for gross proceeds of $1,669,828.  The notes matured in one year upon issuance, accrued interest at 8% per annum and were payable on the conversion date and/or at maturity. The January 2012 Notes were also redeemable by the Company, at the holder’s option, at maturity at a redemption price of 112% of the outstanding principal plus accrued and unpaid interest. At December 31, 2012, the January 2012 Notes had an aggregate remaining principal amount of $210,000.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

5. UNSECURED PROMISSORY NOTES (Continued)

During the period ended September 30, 2013, the Company issued 494,020 shares of common stock in conversion of a principal amount of $200,000, with 247,010 upfront shares for a fair value of $123,946. The remaining $10,000 was paid in cash to the holder.  As a result of the settlement, the Company recognized a loss of $123,946 to account for the fair value of the shares of common stock issued which was recorded as part of the gain and loss on settlement of debt in the accompanying Statement of Operations.

The aggregate principal amount outstanding at September 30, 2013 was $0.

6. CONVERTIBLE PROMISSORY NOTES

June 2012 Convertible Promissory Notes

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

On February 15, 2013, the Company and the lender entered into an amendment to the note providing for, among other things, an extension of the maturity date of the note until July 21, 2013 and the amendment of the conversion price of the note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion., During the month of June, 2013, the lender advanced another $100,000 under the securities purchase agreement, bringing the total outstanding principal due under the note to $300,000. Simultaneous therewith, the Company issued to the lender a warrant to purchase 153,846 shares of the Company's common stock. During the nine months ended September 30, 2013, the lender converted $124,208 of the convertible notes, plus accrued interest of $15,000, leaving a remaining principal balance of $175,792. During the nine months ended September 30, 2013, the Company recognized interest expense of $30,000.

        March 2013 Convertible Promissory Notes

As of March 31, 2013, the Company had issued convertible promissory notes to various investors in an aggregate principal amount of $665,000 with an original issue discount of $221,665.  The convertible notes were originally convertible into the common stock of the Company at conversion prices ranging from $0.4375 to $0.65.  As a result of most favored nations protection accorded to the convertible notes, the conversion price of the convertible notes is the lesser of $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price of common stock on any trading day after issuance of the convertible notes. The maturity dates of the notes are ninety (90) days from their effective date, with a one-time aggregate interest charge of $31,332, which will be amortized over ninety (90) days and recorded as interest expense.  If the convertible notes are not repaid on maturity, then the maturity date shall be automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal, interest and other fees shall be added to the principal amount of the notes at the end of each 30 day period that the convertible notes are still outstanding.  The convertible notes issued in February and March, 2013, to various investors in an aggregate principal amount of $235,000, with an aggregate original issue discount of $78,333, provide that for as long as the convertible notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the convertible notes or such other convertible notes or a term was not similarly provided to the purchaser of the convertible notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the convertible notes and such other convertible notes.

During the nine months ended September 30, 2013, the lenders converted principal of $405,000 plus original issue discount of 201,667, accrued interest and extension fees for an aggregate amount of $764,991. As of September 30, 2013, the remaining principal balance plus the original issue discount, accrued interest and fees was $601,562.

        May 2013 Convertible Promissory Notes

On May 1, 2013, the Company issued convertible notes in an aggregate principal amount of $125,000. The notes mature six (6) months from the date of issuance and bear interest at 10% per annum. The notes may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the notes.  The Company has the right to enforce a conversion floor price of $0.40 per share. If the Company elects to enforce the conversion floor price, then the lender will incur a conversion loss, which the Company must make whole by paying the amount of the conversion loss by cash payment, and any such cash payment must be made by the third day from the time of the conversion notice. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, for as long as the notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the notes or such other convertible notes or a term was not similarly provided to the purchaser of the notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the notes and such other convertible notes. As of September 30, 2013 the remaining principal balance was $125,000. During the nine months ended September 30, 2013, the Company recognized interest expense of $5,205.

On May 21, 2013, the Company entered into a convertible promissory note for the payment of an accounts payable in the amount of $290,560. The note bears no interest and matures on December 31, 2015. The Company may pay the note in full on or before the maturity date without penalty. The note may be converted into common shares of the Company’s common stock at a conversion price of 75% of the average lowest three (3) last sale prices during the 25 trading days immediately preceding the date of delivery. As the conversion price of the note was less than the market price of the Company common stock at the date of its issuance, the Company determined that the note contained a beneficial conversion feature of 161,422. The note’s beneficial conversion feature is  considered as debt discount and is being amortized over the life of the Note. Amortization of debt discount for the nine months ended September 30, 2013 was $22,335.

On May 28, 2013, the Company issued convertible note with an aggregate principal amount of $255,000. The note is unsecured and matures six (6) months from the date of issuance and bears interest at 10% per annum. The note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.45 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the note.  The Company has the right to enforce a conversion floor price of $0.40 per share. If the Company elects to enforce the conversion floor price, then the lender will incur a conversion loss, which the Company must make whole by paying the amount of the conversion loss by cash payment, and any such cash payment must be made by the third day from the time of the conversion notice. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, for as long as the note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the notes or such other convertible notes or a term was not similarly provided to the purchaser of the notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the notes and such other convertible notes. As of September 30, 2013, the remaining principal balance was $255,000 was still outstanding. During the nine months ended September 30, 2013, the Company recognized interest expense of $8,663.

July 2013 Convertible Promissory Note

On July 16, 2013, the Company issued convertible note with an aggregate principal amount of $255,000. The note is unsecured, and matures nine (9) months from the date of issuance and bears interest at 10% per annum. At the sole option of the lender, the lender may modify the maturity date to be twelve (12) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.40 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the note.  The Company has the right to enforce a conversion floor price of $0.35 per share. If the Company elects to enforce the conversion floor price, then the lender will incur a conversion loss, which the Company must make whole by paying the amount of the conversion loss by cash payment, and any such cash payment must be made by the third day from the time of the conversion notice. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, for as long as the note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the notes or such other convertible notes or a term was not similarly provided to the purchaser of the note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the notes and such other convertible notes. As of September 30, 2013, the remaining principal balance of $255,000 was still outstanding. During the nine months ended September 30, 2013, the Company recognized interest expense of $5,310.

August 2013 Convertible Promissory Notes

On August 28, 2013, the Company issued convertible note with an aggregate principal amount of $255,000. The note is unsecured and matures nine (9) months from the date of issuance and bears interest at 10% per annum. At the sole option of the lender, the lender may modify the maturity date to be twelve (12) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.35 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the note.  The Company has the right to enforce a conversion floor price of $0.30 per share. If the Company elects to enforce the conversion floor price, then the lender will incur a conversion loss, which the Company must make whole by paying the amount of the conversion loss by cash payment, and any such cash payment must be made by the third day from the time of the conversion notice. The note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, for as long as the note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the notes or such other convertible notes or a term was not similarly provided to the purchaser of the note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the notes and such other convertible notes. As of September 30, 2013, the remaining principal balance of $255,000 was still outstanding. During the nine months ended September 30, 2013, the Company recognized interest expense of $2,305.

September 2013 Convertible Promissory Notes

On September 27, 2013, the Company issued a convertible note with an aggregate principal amount of $255,000. The note is unsecured and matures nine (9) months from the date of issuance and bears interest at 10% per annum. At the sole option of the lender, the lender may modify the maturity date to be twelve (12) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.40 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the note.  The Company has the right to enforce a conversion floor price of $0.35 per share. If the Company elects to enforce the conversion floor price, then the lender will incur a conversion loss, which the Company must make whole by paying the amount of the conversion loss by cash payment, and any such cash payment must be made by the third day from the time of the conversion notice. The notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In addition, for as long as the note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the note or such other convertible note or a term was not similarly provided to the purchaser of the note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the note and such other convertible notes. As of September 30, 2013, the remaining principal balance of $255,000 was still outstanding. During the nine months ended September 30, 2013, the Company recognized interest expense of $210.

The agreements governing the Convertible Notes discussed above, excluding the convertible note date May 21, 2013 of $290,560, includes an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Convertible Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Convertible Notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the embedded beneficial conversion feature of the Conversion Notes issued during the period ended September 30, 2013 to be $2,033,406. These amounts were determined by management with the use of weighted average Black-Scholes Merton option pricing model. As such, the Company recorded a$1,371,705 valuation discount upon issuance of the notes. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the nine month ended September 30, 2013 the Company included in interest relating to the amortization of this discount, and as of September 30, 2013 and December 31, 2012, the unamortized balance of the note discount was $727,562 and $276,604, respectively.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

7.    DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments. As a result, certain convertible notes issued related to the private placement described in Notes 6 do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At December, 31, 2012, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $355,526.

During the period ended September 30, 2013, as a result of convertible notes (“Note”) we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $2,033,406, based upon a Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes. As the aggregate fair value of these liabilities of $2,033,406 exceeded the aggregate Note value of $1,580,000, the excess of the liability over the Note value of $453,406 was considered as a cost of the private placement and reported in the accompanying Statement of Operation as part of the change in derivative liability.

During the period ended September 30, 2013, approximately $779,208 convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain of $2,310,953 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the period ended September 30, 2013, the Company recognized a loss of $3,543,781 to account for the change in fair value of the derivative liabilities.  At September 30, 2013, the fair value of the derivative liability was $2,677,675.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.05% - .72%
Stock volatility factor	29.13% - 86.88%
Weighted average expected option life	6 months - 4 years
Expected dividend yield	None

8.   SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following:
Between October 1, 2013 and October 28, 2013, a Lender under a prior securities purchase agreement, converted an aggregate principal and interest amount of $90,792 into an aggregate of 551,507 shares of the Company’s common stock.

Between October 1, 2013 and October 29, 2013, holders of original issuance discount convertible promissory notes issued between December 2012 and March 2013 in the aggregate principal, fees and interest amount of $315,105, converted the notes in full into an aggregate of 2,931,214 shares of the Company’s common stock.

Between October 7, 2013 and October 23, 2013, holders of warrants to purchase up to an aggregate of 154,924 shares of the Company’s common stock at an exercise price of $0.25 per share delivered notices of election to partially exercise the warrants on a cash basis resulting in the issuance of 153,924 shares of the Company’s common stock for an aggregate purchase price of $38,481.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

On October 30, 2013, the Company issued a Convertible Note (“Note”) with an aggregate principal amount of $255,000. The Note matures nine (9) months from the date of issuance and bears interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.30 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Note.  The Note includes customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default under the Note, the Company shall be required to repay a mandatory default amount in cash equal to 150% of the outstanding principal amount of the Note plus accrued and unpaid interest and other fees due thereon and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Note or such other convertible notes or a term was not similarly provided to the purchaser of the Note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Note and such other convertible notes.

On November 1, 2013, holders of convertible promissory notes issued in May 2013 in the aggregate principal and interest amount of $131,301, converted the notes in full into an aggregate of 1,221,408 shares of the Company’s common stock.

During the subsequent period, the Company issued 243,016 shares of common stock for services at fair value of $72,374.

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

Recent Developments

•	On February 5, 2013, we announced that we partnered with an aquaculture producer to study the impact of their technology in transforming a $100 billion global market.

•	On February 13, 2013, we announced that we strengthened our focus on frack water cleanup and launched a licensing group to accelerate commercialization in secondary markets.

•	On February 28, 2013, we announced that our CLEAN-FRAC™ water treatment system yields successful first field results.

•	On March 13, 2013, we announced that we teamed up with another California startup to challenge Halliburton’s costs for cleaning produced water and frack water.

•	On April 2, 2013, we announced that we accelerated commercialization of our CLEAN-FRAC system with the first commercial unit planned for 3rd quarter.

•	On April 26, 2013, we announced that we enhanced third party testing showing 99% oil and solids removal, further validating our CLEAN-FRAC process.

•	On May 9, 2013, we announced that Garden State bioEnterprises adopted our technology for high-value astaxanthin harvesting.

•	On May 15, 2013, we announced that we named a manufacturer for our new performance-based frack water cleanup program.

•
On June 25, 2013, we announced that New Global Energy will implement our water sanitizing and algae production technology as part of its strategy to acquire and restart shuttered fish farms in the Coachella Valley region of Southern California.

•	On July 2, 2013, we announced that AlgEternal Technologies LLC will incorporate our technology to harvest algae as a key component of their proprietary algal production system.

•	On July 10, 2013, we announced that we will establish a permanent technology showcase at Aqua Farming Technology in California’s Coachella Valley.

•	On July 11, 2013, we announced that we expanded our algae and aquaculture designs to achieve commercial scale.

•	On July 18, 2013, we announced that our technology can successfully treat liquid sewage directly at the point of origin, in commercial buildings.

•
On July 24, 2013, we announced that we have initiated two consulting agreements with top water treatment engineering firms to validate the efficacy of its technology in the oil and gas and aquaculture markets.

•	On July 31, 2013, we announced that we received our second international patent for our algae harvesting technology. The patent was issued by the Japan Patent Office.

•	On August 6, 2013, we announced that we launched our Throughput Program for EWS Petro.

•	On August 14, 2013, we announced the launch of our mid-sized algae harvester, designed, with producer input, for distributed algae production.

•	On August 21, 2013, we announced today that AmericaCNG has selected EWS for the treatment of frac flowback and produced water.

•
On August 29, 2013, we announced that after successful implementation and testing at its Weimar, Texas site, algae technology company AlgEternal will integrate EWS into its commercial algae production platform for paying customers in the US and overseas as early as the fourth quarter.

•
On September 25, 2013, we announced that Algae Enviro Engineering, a Singapore-based photobioreactor systems provider and algae food producer, has adopted EWS technology for its algae production plant in Jurong, Singapore.

•
On September 30, 2013, we announced that licensee PearlH2O has scheduled the installation of a commercial-scale three-quarter barrel per minute Frac-Back™ system in California’s Monterey Formation during the fourth quarter of 2013.

•
On October 8, 2013, we announced today that we have signed our first pay-per-barrel agreement with Industrial Systems, Inc., for a water treatment system integrating OriginOil’s process as the first stage of treatment.

•	On October 22, 2013, we announced that we have agreed to transfer three of our early patent applications to our French joint venture, Ennesys.

•	On October 29, 2013, we announced that we have tripled the capacity of our entry-level algae harvester from four to twelve liters per minute at no additional cost, with improved energy efficiency.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2013, and the following pronouncements were adopted during the period.

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted.  We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Results of Operation

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenue and Cost of Sales

Revenue for the three months ended September 30, 2013 and 2012 was $40,500 and $30,726, respectively. Cost of sales for the three months ended September 30, 2013 and 2012, was $19,866 and $13,543, respectively. To date we have had minimal revenues due to our focus on product development and testing. In addition, our equipment sales are primarily for trial purposes, intended for licensing or private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $378,728 to $1,689,260 for the three months ended September 30, 2013, compared to $1,310,532 for the three months ended September 30, 2012. The majority of the increase in SG&A expenses was due primarily to an increase in outside services of $353,939, investor and public relations of $152,010, and other G&A expenses of $50,449. The increase was partly offset by an overall decrease in non-cash stock compensation expense of $177,670.

Research and Development Cost

Research and development (“R&D”) costs increased by $165,266 to $318,244 for the three months ended September 30, 2013, compared to $152,978 for the three months ended September 30, 2012. The increase in overall R&D costs was primarily due to an increase in building and testing new aquaculture and algae designs and outside services for aquaculture, algae appliances and fracking research.

Other Income and Expenses

Other income and (expenses) decreased by $469,188 to (3,479) for the three months ended September 30, 2013, compared to (472,667) for the three months ended September 30, 2012. The overall decrease was the result of a foreign exchange loss in the amount of $611, interest expense of 254,600, which includes amortization of debt discount and beneficial conversion feature recorded as interest expense. The decrease was partly offset by an increase in gain on extinguishment of derivative liability in the amount of $2,446,467, commitment fees in the amount of $213,229, and net loss on change in fair value of derivative instruments and warrant discount of $1,373,863 and $645,398 respectively. The overall increase in these accounts are the result of debt financing with the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $72,462 to $1,994,857 for the three months ended September 30, 2013, compared to a net loss of $1,922,395 for the three months ended September 30, 2012. The majority of the increase in net loss was due primarily to the increase in operating expenses of $543,994, gross profit of $3,451, depreciation of $1,107, with a decrease in other income and expenses of $469,188. Currently, operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Revenue and Cost of Sales

Revenue for the nine months ended September 30, 2013 and 2012 was $140,500 and $583,889, respectively. Cost of sales for the nine months ended September 30, 2013 and 2012, was $50,510 and $420,906, respectively. To date we have had minimal revenues due to our focus on product development and testing.  In addition, our equipment sales are primarily for trial purposes, intended for licensing or private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $674,146 to $3,349,921 for the nine months ended September 30, 2013, compared to $4,024,067 for the nine months ended September 30, 2012. The majority of the decrease in SG&A expenses was due primarily to the decrease in non-cash stock compensation expense of $655,327, professional fees of $480,443, marketing and investor relations of $87,869, insurance of $31,371, and other G&A expenses of $319. The decrease was partly offset by an increase in outside services of $446,916, payroll expenses of $98,143, shipping of $18,270, and rent of $17,855.

Research and Development Cost

Research and development (“R&D”) costs increased by $165,179 to $755,595 for the nine months ended September 30, 2013, compared to $590,416 for the nine months ended September 30, 2012.   The increase in overall R&D costs was primarily due to an increase in building and testing new aquaculture and algae designs and outside services for aquaculture, algae appliances and fracking research.

Other Income and Expenses

Other income and (expenses) increased by $1,392,097 to ($3,912,448) for the nine months ended September 30, 2013, compared to ($2,520,351) for the nine months ended September 30, 2012. The increase was the result of an increase in net loss on change in fair value of derivative instruments of $3,529,065, increase in fair value of warrant discount of $645,398, commitment fees in the amount of $997,893, and gain on extinguishment of derivative liability in the amount of $3,149,680, with an offset by decreases in interest expense of $627,739, which includes amortization of debt discount and beneficial conversion feature recorded as interest expense, loss on foreign exchange in the amount of $2,838.. The overall increase is the result of debt financing with the issuance of convertible promissory notes.

Net Loss

Our net loss increased by $957,183 to $7,939,237 for the nine months ended September 30, 2013, compared to a net loss of $6,982,054 for the nine months ended September 30, 2012. The majority of the increase in net loss was due primarily to the increase in other income and expenses in the amount of $1,392,097 and depreciation of $1,060, with a decrease in gross profit of 72,993 operating expenses of $508,967. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended September 30, 2013, the Company did not generate significant revenue, incurred a net loss of $7,939,237 and cash used in operations of $2,989,484. As of September 30, 2013, the Company had a working capital deficiency of $2,709,557 and a shareholders’ deficit of $2,149,051. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2012 expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. The Company has obtained funds from its shareholders in the nine months ended September 30, 2013, and has standing purchase orders and open invoices with customers. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations.

At September 30, 2013 and December 31, 2012, we had cash of $1,298,576 and $507,355, respectively and working capital deficit of $2,558,084 and $936,099 respectively.  The increase in working capital deficit was primarily due to the increase in derivative liability and debt financing.

During the first three quarters of 2013, we raised an aggregate of $1,580,000 in an offering of unsecured convertible notes and $2,387,271 in an offering of shares of our common stock and warrants.  During the subsequent period, we raised an aggregate of $255,000 for unsecured convertible notes and $38,481 upon the exercise of warrants to purchase shares of our common stock.  The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,989,484 for the nine months ended September 30, 2013, compared to $2,378,141 for the prior period September 30, 2012. The increase of $611,343 in cash used in operating activities was primarily due to the net decrease in prepaid expenses, work in process, other receivables, with an increase in accounts payable, accrued expenses, and net loss. The net loss includes non-cash expenses of depreciation, stock issued for services, loss on change in valuation of derivative liability, debt discount and original issue discount, commitment fees and stock compensation expense.  Currently, operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 were $176,566 and $109,089 respectively.  The net increase in cash used in investing activities was due to an increase in patent expenditures and research equipment.

Net cash flows provided by financing activities was $3,957,271 for the nine months ended September 30, 2013, as compared to $2,388,474 for the prior period September 30, 2012.  The increase in cash provided by financing activities was due to an increase in debt and equity financing.  To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next nine months, due to our cash on hand, our ability to raise money from our investor base and future expected revenue.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
November 19, 2013