Form 10-K
period 2013-12-31
ORIGINOIL INC
filed 2014-04-15
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,707,942 based upon the closing sales price of the registrant’s common stock on June 28, 2013 of $0.32 per share.  At April 14, 2014, 73,365,231 shares of the registrant’s common stock were outstanding.

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

Overview of Business

 OriginOil has developed a breakthrough water cleanup technology for the algae, oil & gas and other water-intensive industries.

Unlike other technologies, our patent-pending Electro Water Separation™ process rapidly and efficiently removes organic material from large quantities of water without the need for chemicals.

OriginOil is a pure technology company. We are neither a producer nor a service company. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

To develop these markets, we rent, sell and showcase smaller-scale equipment such as the EWS Model A12™ (the Algae Appliance™). However, we are not in the business of developing sales distribution networks or engaging in volume manufacturing, and our long-term business model is based on licensing our technology to original equipment manufacturers (OEMs), engineering service firms, and specialty operators, as well as fuel refiners, chemical and oil companies.

We have only been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, and sales of pilot and demonstration equipment, beginning in June of 2010.

In October of 2012, we announced that we signed our first OEM agreement with oil and gas water treatment firm Pearl H20, LLC (Pearl), a Pacific Advanced Civil Engineering, Inc. (PACE) spinoff now branded as PearlBlue. In October 2013, Colorado-based Industrial Systems Inc. (ISI) agreed to become our pioneer customer for our Pay per Barrel program. Subsequently, ISI also became an OEM licensee. In January, 2014, we named our third active OEM, Orca Vision Inc., a new East Asian urban farming venture.

We are a joint venture partner in Ennesys, a system integrator focused on algae production to meet the European Union’s environmental regulations. In mid-2013, we installed a prototype EWS Waste unit at the Ennesys demonstration site which can process liquid waste, generating clean, nitrate-rich water to feed algae grown on the building’s roof as an energy source. In late 2013, we transferred three of our non-core patent applications to Ennesys.

OriginOil’s Technology Platform: Electro Water Separation™

OriginOil’s breakthrough water cleanup technology, called Electro Water Separation™ (EWS), is a high-speed, chemical free process that efficiently extracts organic contaminants from very large quantities of water.  Because of its capabilities, we believe EWS is valuable in water-intensive industries such as algae, oil & gas, aquaculture and waste water.

Electro Water Separation™

The OriginOil Two-Stage Process

Electro-Flotation
Concentrate
Electrical Pulses
Contaminated Water
Clear Water
Electro-Coagulation
Electrical Pulses

EWS works in two stages:

•
Stage1- Electro-Coagulation: contaminated water enters the first stage, which is a proprietary electro-coagulation process. In this stage, mild electrical impulses are applied in long tubes, causing the organic contaminants to coagulate, or “clump” together.

•
Stage 2 - Electro-Flotation: the clumped-up material travels into a second stage where low power electrical pulses generate a cloud of micro-bubbles that gently lifts the concentrate to the surface for harvesting.

The harvested concentrate can be made up of chemical waste, valuable petroleum, or useful algae feedstock.

For the emerging algae industry, EWS can reduce bacterial contamination, and concentrate algae without chemicals, making large-scale harvest possible.

For the oil & gas industry, EWS can help clean up produced water and recycle fracking water, to reduce harm to the environment and lower costs.

In aquaculture, EWS can help improve yields and make seafood healthier by dramatically reducing the levels of toxic ammonia and bacteria in water.

EWS has also been shown to help clean up contaminated farm and sewage water quickly and cheaply, without chemicals, for recycling and further purification.

Our Strategy

We are currently marketing our EWS systems at the demonstration scale, as a way to penetrate markets and prove the technology for these markets, and create future customers. This process is intended to lead to wide distribution of our technology through OEM (Original Equipment Manufacturer) and licensing “Powered by OriginOil” deals with distributors, manufacturers, engineering service firms, and specialty operators, as well as fuel refiners, and chemical and oil companies.

We believe our OEM/licensing model offers a host of potential advantages to us, including:

●	limited capital requirements;
● ●	no capital cost for volume manufacturing, no time or expense wasted on building distribution channels;
●	collaboration with major players instead of competing with them;
●	an opportunity to make the core EWS technology a de facto standard in the multiple industries where it has applications.

We currently manufacture our demonstration equipment in-house, with engineering support from PACE Engineering of Fountain Valley, California. Additionally, we have chosen Clean Water Technology as our contract manufacturer for larger scale demonstration systems, where required.

Given the number of potential industries in which EWS can be applied, we believe it is impractical for us to enter into each market and exploit them all effectively at once. Therefore, our market strategy is to build, rent and showcase demonstration units only. For larger systems, we seek OEMs, who will embed the technology in their own end-to-end systems, and ultimately, master licensees for each industry of application.

Our Product Offerings

The Algae Industry

Much of the petroleum that powers our world comes from ancient algae that decomposed hundreds of millions of years ago. Like petroleum, algae can be turned into transportation fuels, chemicals, pharmaceuticals and plastics; but unlike petroleum, algae absorbs CO2 in the process, about two tons of CO2 for every ton of algae produced.

Algae is one of nature′s most efficient and versatile photosynthetic factories. It has a short growing cycle and does not require arable land or fresh water, which makes it very attractive as an energy feedstock, or as a healthy and natural feed or fertilizer. But a major barrier to commercialization is the difficulty in extracting small amounts of algae biomass from very large quantities of water at a reasonable cost and without using more energy than can be created. And the quantities of water required can be very large indeed: algae-to-water ratio can be as high as 1-to-1000.

Conventional water separation technologies such as centrifuges and membranes may work on a limited basis, but are believed to be too expensive for large-scale use. Additionally, centrifuges can damage algae in what is called the “windshield bug-splatter” effect, making the crop useless for applications where it is needed intact.

Early Harvesting Technology: Single Step Extraction™

OriginOil’s early algae harvesting technology is Single Step Extraction™ (SOS). Today, it is the first stage in EWS and it powers our sanitation and growth optimizing applications.

In 2010, SOS was sold as an experimental research system to Melbourne-based MBD Energy (MBD) for its James Cook University (JCU) proving site. Based on success there, MBD ordered a series of progressively larger systems. But on September 25, 2012, before those systems could be put into operation, we filed a complaint in the US District Court Central District of California against MBD to protect our intellectual property. On December 20, 2012, we entered into a Settlement Agreement with Mutual Releases and Covenants (the “Settlement Agreement”) with MBD pursuant to which we agreed to a final settlement and release of claims in connection with the complaint. Under the Settlement Agreement, MBD agreed, among other things, to withdraw its patent application that related to certain company technology and provide us with certain assurances of non-infringement of our technology and we agreed, among other things, to file a dismissal of the complaint, which was entered on March 1, 2013, and to withdraw our notice of default of the Master Project Agreement (“MPA”) previously entered into with MBD. The Settlement Agreement provided that the MPA would terminate in its entirety on June 30, 2013. The parties agreed to review their relationship further at that time. The Settlement Agreement also provided for a standard mutual release, denial of liability and covenant not to sue. As called for in the Settlement Agreement, OriginOil provided an updated demonstration system for MBD’s research site at James Cook University (JCU Upgrade). The JCU Upgrade incorporated the full EWS process and was delivered in the third quarter of 2013. Under the settlement, we also agreed to provide an updated demonstration system at MBD’s proof of concept site at Tarong Power Station (Tarong Upgrade). However, the MPA terminated without obligation to either party before the Tarong Upgrade could be carried out. The parties continue to discuss possible collaboration opportunities.

Current Offering: EWS Algae™

Today, EWS Algae™ is our standardized, low energy, chemical-free, algae processing technology. Powered by EWS, we offer two EWS Algae™ product lines, solving two major barriers in the commercialization of the algae industry:

•	Algae Growth Optimization: a continuous process to optimize microalgae growth water by improving productivity and preventing competing microorganism invasion related “crashes”.

•	Algae Harvesting: a continuous flow ‘wet harvest’ system to efficiently dewater and concentrate the microscopic algae harvest. The process can deliver a concentrate with the algae cells substantially intact, or ruptured, as desired.

Algae Growth Optimization - Algae Screen ™ S60

EWS Algae Screen Model S60

Our standard demonstration system is the Algae Screen™ S60, which we believe is an important algae growth tool for lowering the bacterial load in growth water to improve productivity and prevent invader-related crashes. The Algae Screen™ S60 provides a continuous, chemical free, low energy process, which sanitizes up to 60 liters (16 gallons) per minute of microalgae growth water, improving productivity and preventing competing microorganism invasion related crashes.

Based on our core platform, EWS, the Model S60 is attached to an algae production system, where it continuously lowers the bacterial load in growth water to improve productivity and prevent invader-related crashes.

The Model S60 was announced on November 25, 2013. A test unit has been sold to an algae industry customer.

Algae Harvesting: EWS Algae

OriginOil
Algae Appliance™
High-Speed Algae Harvester
www.ORIGINOIL.com

EWS Algae demonstrator, the Model A12

EWS Algae models are rated by their maximum capacity to process algae dilute continuously, shown in liters per minute.

Our standard demonstration models are:

•	EWS Algae Model A12, marketed as an R&D tool for ongoing monitoring and development of strains and growth methodologies and as a Phase I harvester;
•	EWS Algae Model A60, positioned as a mid-sized system designed for distributed pond or bioreactor architectures;
•	EWS Algae Model A200, designed for full-scale production, either singly or in parallel configuration.

The Model A12 is commercially available. A12s are also on loan or placed at showcases in St Cloud State University (MN), New Mexico State University, and at the National Algae Association’s Center for Harvesting Demonstrations near Houston (TX).

The larger Model A60 was first demonstrated publicly on December 18, 2013 at the launch of our Permanent Showcase in Thermal, California.

We intend to build at least one Model A200 in 2014, to prove scale.

In December 2013, Orca Vision Inc. ordered three Model A12 algae harvesters from us for testing and demonstration. These were shipped and installed in the first quarter of 2014. We agreed to enable Orca Vision to begin operating as a non-exclusive OEM in East Asia integrating our algae harvesters and water treatment systems into its own hydroponic systems, “Powered by OriginOil”.

The Oil and Gas Industry

The oil and gas industry is one of the most water-intensive industries in the world. It is both a large consumer of fresh water and a large producer of contaminated water. Water is produced and used in large quantities in oil and gas operations. According to the U.S. Department of Energy, an average of 3 barrels of contaminated water is generated for each 1 barrel of oil produced. In the United States, the average is 7 barrels of water. Greentech Media reports that energy companies pay between $3 – $12 to dispose of each barrel of produced water, implying a potential world market value between $300 billion and $1 trillion per year.

We believe OriginOil’s high speed, lower energy and chemical free Electro Water Separation™ technology is ideally suited to clean up the large quantities of water used in oil and gas operations.

A 2009 report on modern shale gas by the Groundwater Protection Council, "Modern Shale Gas Development in the United States: A Primer," stated that “[t]he amount of water needed to drill and fracture a horizontal shale gas well generally ranges from about 2 million to 4 million gallons, depending on the basin and formation characteristics.” While fracking technology promises to unleash an abundant supply of inexpensive natural gas to power the modern world, water is quickly becoming a serious limiting factor. Additionally, the water returns as “frac flowback” laced with petroleum and contaminants that require rapid and efficient removal for disposal and recycling.

Our EWS Petro™ P160 is designed to efficiently remove organics, such as crude oil, and suspended solids and bacteria from process water such as produced or ‘frac flowback’ water at a continuous flow rate of 1 barrel per minute or 160 liters per minute in continuous, chemical free operation. EWS Petro can be used as a standalone system for the separation of organics from produced or frac flowback water, enabling clients to reuse their process water for further fracturing or drilling fluids operations. Reusing the water significantly reduces trucking and disposal costs.

Unlike the algae market which at its developmental stage requires primarily research or test scale equipment, the oil and gas market requires commercial scale equipment. Due to these requirements of scale, we bypassed the sale of demonstration units and are licensing our EWS system to OEMs with the intent that they will build the commercial units that will integrate EWS and provide all the necessary deployment tools.

To date, we have active OEM relationships with Pearl Blue (previously Pearl H2O), and Industrial Systems, Inc. (ISI).  Pearl Blue, a subsidiary of PACE Engineering, is in construction of an integrated one barrel per minute system with installation planned in the second quarter of 2014.  The system, which utilizes EWS as its first stage, is designed to treat frac flowback water to allow it to be recycled as new frac water. ISI is a manufacturer of portable tanks of up to 53,000 barrels of capacity that are used in hydraulic fracking operations.  ISI is in the process of building a 5,000 barrel per day water treatment system utilizing EWS as its first stage.  It is to be installed in the third quarter of 2014 in the intermountain area of Colorado or Utah.

In February 2014, we announced the opening of a Houston, Texas office for the oil and gas division of our business.

The Aquaculture Industry

Fish farming is threatened by its own expansion. Bio-security is a continuing problem, with potentially high mortality rates for fish populations. And where water is re-used, removing ammonia is a major and expensive challenge. Fish farms are also heavy contributors to pollution of rivers, lakes and oceans.

We believe EWS technology presents a triple answer to the problem of aquaculture:

•	It can sanitize water by cost-effectively removing ammonia and killing bacteria and aquatic animal pathogens.
•	It can cost effectively harvest algae for use as nutritious fish feed.
•	It can effectively clean both supply and discharge waters.

Our primary system is called EWS Aqua  Q60™, a commercial fish farming pond water treatment system, which reduces levels of ammonia and pathogens by continuously recirculating pond water through a low-voltage electrical field.

If an operator wants to grow algae for economical and healthy feed, then EWS Aqua may be able to generate fertile effluent to feed the algae ponds.

Like the oil and gas market, the aquaculture market requires commercial scale equipment. Surveys have shown that the existence of a field proven system is critical to sales and licensing.  Accordingly, on December 18, 2013, we launched our Permanent Showcase at Aqua Farming Tech, a working fish farm in Thermal, California. This Showcase features a working Model S60 as well as a Model A60 to demonstrate the algae feed application to growers.

Following this launch, on January 28, 2014, we announced our first commercial relationship in aquaculture: we will collaborate with Israel’s AquaGreen Fish Farms, Ltd to help streamline zero-discharge aquaculture systems for the production of chemical free seafood. AquaGreen stated it would integrate OriginOil water treatment technology into its systems.

Organic Waste Industry

In many applications such as agriculture, fish farming and animal farming, it is important to clean up the water supply coming in and the wastewater going out of those facilities. Our breakthrough EWS technology is a high-speed, high volume, and chemical-free process that can efficiently remove organic contaminants and pathogens from incoming or outgoing water supplies.  The EWS Waste™ system is currently under development for this purpose.

A prototype EWS Waste unit (the Waste Appliance™) now processes liquid human waste at the Ennesys urban algae demonstration site near Paris, generating clean, nitrate-rich water to feed algae grown on the building’s roof.  The algae is then converted onsite into energy for the building’s use. In this case, EWS Waste is turning liquid sewage into nutrition for algae that, in turn, can help make commercial buildings self-sufficient for energy.

Where there are issues with pollution of incoming water, EWS technology has also been shown to effectively clean organics such as petroleum, achieving up to 99.9% reduction in free oil and a 99.5% reduction in suspended solids, and reduction of up to 99% of bacteria and other invaders, for clean and sanitized pond inflows and discharges.

Competitors

The Algae Industry

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves.  Our strategy, on the other hand, is to share our technology widely.

With respect to our algae harvesting and sanitizing applications, we are aware that Algae Ventures, Cavitation Technologies, Diversified Technologies, Evodos, New Oil Resources, Open Algae LLC, Phycal, SRS Energy (aka Solution Recovery Services), Unitel Technologies, Inc., Pall Energy Group, Alfa Laval, Westfalia and Smartflow Technologies, among others, offer competing or possibly complementary technologies.

The Oil and Gas Industry

Historically the solution to the treatment of produced and frac flowback water has primarily been disposal in injection wells.  Many technologies existed for the “filtering” of these waters and were used in certain situations driven by particular needs.  More recently, because of environmental concerns and regulatory requirements, these “filtering” technologies are being used to replace or at least minimize disposal.  The industry is increasingly recycling its produced and frac flowback waters for use in water flooding, enhanced oil recovery, new hydraulic fracturing operations, irrigation and even drinking water.  As the technologies have developed and the cost of disposal has risen, recycling is becoming the economic choice. In addition, intense lobbying by environmental groups in front-line regions like California and New York is driving recycling adoption as a way to make fracking more acceptable.

The “filtering” technologies range from simple decanting to distillation.  These technologies are used to create a multi-stage process to remove contaminants to the extent that is necessary to meet the quality standards necessary for the planned reuse.  The first stage of any of these multi-stage processes, which can include our EWS technology, is to remove oil and suspended solids from the water stream.  Subsequent stages could remove the heavy metals, scaling chemicals, salts and other natural and introduced chemicals.  Many of the subsequent or downstream processes are in fact complementary to EWS and offer significant opportunity.

Other companies using similar technologies include:  Halliburton, Bosque, Ecolotron, Quantum-ionics, Kaselco, Baker Hughes, RecylClean and Ecosphere.  Other technologies also compete with EWS, but are differentiated by their use of other technologies, chemical coagulants, batch operation or high level of consumables. Those include:  Aqua-Tech, Aqua-Pure, CTI, Purifics, HydroZonics, Myclex, Osmonics, Filterboxx, MECO, Layne, 212 Resources, Veolia, Fountain Quail, Pall and Altela.

The Aquaculture Industry

The aquaculture industry faces challenges from its own expansion relating to water management and toxin management. Solutions to these problems include chemicals, filtration and antibiotics. We believe our EWS technology may present dramatically better alternatives in water and toxin management.

With respect to competition, we are aware that Pentair (Aquatic Eco Systems), Aqua Logic, Aquaneering, Emperor Aquatics, PR Aqua, Krüger Kaldnes, among others, offer competing or possibly complementary technologies.

The Organic Waste Industry

As our potential offering is in prototype stage, the Organic Waste industry does not figure in our competitive planning.

In general, we believe that OriginOil has one or more advantages over some of the potential competitors, in that our process is free of the use of any chemicals, is highly scalable on a continuous flow process, and may be significantly lower in energy consumption. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our technology will produce more efficiently or cost-effectively than these other technologies.

Government and Environmental Regulation

We are not aware of any existing or probable government regulations that would negatively impact on our operations.  As a licensor and/or provider of water treatment equipment, we are not subject to government regulations of algae production, other than normal safety standards and certifications (such as UL or CE) for goods that we manufacture for demonstrations and joint ventures. However, our prospective customers are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with government regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Our long-term business model is based on licensing our technology to distributors, manufacturers, engineering firms and specialty operators. We are not in the business of producing and marketing end products, nor of developing sales distribution networks or engaging in volume manufacturing. As a result, we are not currently required to obtain government approval for the production, distribution, and/or use of our technology

Intellectual Property

Our business is also based on developing a strong intellectual property portfolio and establishing a network of OEM distributors and core technology licensees.  We have filed the following patent and trademark applications:

•
On July 28, 2007 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and Riggs Eckelberry, our founders. We are listed as the assignee. On January 29, 2009 the application published with the publication number US 2009-0029445 A1.

•
On May 23, 2008 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. On November 26, 2009 the application published with the publication number US 2009-0291485 A1.

•
On July 26, 2009 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice”. The inventors listed on the patent application are Paul Reep and Michael Green. We are listed as the assignee. This application was re-filed as a provisional application on August 13, 2010.

•
On April 20, 2010 we filed a PCT application with the USPTO to protect the intellectual property rights for “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process Use Thereof”. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. We are listed as the assignee. On October 10, 2010 the application published with the publication number WO/2010/123903.

•
On June 18, 2010 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application are Michael Green, and Nicholas Eckelberry. On December 22, 2011, the application was published with the publication number US 2011-0308962 A1. We are listed as the assignee.

•
On October 17, 2010 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting of Algae Cells”. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser and Brian Goodall. We are listed as the assignee. On May 24, 2012, the application was published with the publication number US 2012-0129244 A1. The application was converted to a utility application on October 14, 2011.

•
On October 19, 2010 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting Algae Cells”. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser, and Brian Goodall. We are listed as the assignee. The application was converted to a utility application on October 18, 2011. On April 28, 2011, the application was published with the publication number US 2011-0095225 A1.

•
On October 19, 2010 we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems and Methods for Extracting Non-Polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. We are listed as the assignee. On April 28, 2011, the application published with the publication number WO/2011/133181.

•
On March 18, 2011 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium”. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. We are listed as the assignee.

•
On May 20, 2011 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Monitoring and Controlling Process Chemistry Associated with Biomass Growth, Oil Product and Oil Separation in Aqueous Mediums”. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

•
On June 16, 2011 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application are Michael Green and Nicholas Eckelberry. On April 28, 2011 the application published with the publication number US 2011-0095225 A1. We are listed as the assignee.

•
On August 10, 2011 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae without Cell Sacrifice”. The inventors listed on the patent application are Michael Green and Paul Reep. We are listed as the assignee.

•
On August 12, 2011 we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae Without Cell Sacrifice”. The inventors listed on the patent application are Michael Green and Paul Reep. On February 16, 2012 the application published with the publication number WO/2012/021831. We are listed as the assignee.

•
On September 7, 2011 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Apparatuses, Systems and Methods for Increasing Contact Between Solutes and Solvents in an Aqueous Medium”. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Gray, Jose L Sanchez Pina and Maxwell Roth. We are listed as the assignee.

•
On October 10, 2011 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods For Increasing Growth Of Biomass Feedstocks”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L Sanchez Pina and Michael Green. We are listed as the assignee.

•
On October 14, 2011 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods For Developing Terrestrial and Algal Biomass Feedstocks and Bio-Refining the Same”. The inventor listed on the patent application was Paul Reep. We are listed as the assignee.

•
On October 14, 2011 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems, Methods And Apparatuses For Dewatering, Flocculating And Harvesting Algae Cells”. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry.  On May 24, 2012 the application published with the publication number US 2012/0129244 A1. We are listed as the assignee.

•
On October 18, 2011 we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems, Methods and Apparatuses For Dewatering, Flocculating and Harvesting Algae Cells”. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry.  On April 26, 2012 the application published with the publication number WO/2012/054404. We are listed as the assignee.

•
On November 11, 2011 we filed a trademark application with the USPTO to protect the intellectual property rights for our company logo “O”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,801.

•
On November 11, 2011 we filed a trademark application with the USPTO to protect the intellectual property rights for our company logo “OriginOil”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,800.

•
On January 30, 2012 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•
On March 12, 2012 we filed a utility patent application and PCT applications with the Korean Receiving Office to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium”. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. We are listed as the assignee. On November 27, 2012, the application published with the publication number WO/2012/129031.

•
On April 17, 2012 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Solute Extraction From an Aqueous Medium Using a Modular Device”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•
On May 18, 2012 we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Modular Systems and Methods for Extracting a Contaminant from a Solution”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•
On May 18, 2012 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Monitoring Systems for Biomass Processing Systems”. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

•
On May 21, 2012 we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Monitoring Systems for Biomass Processing Systems”. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

•
On September 6, 2012 the Australian Patent Office issued patent 2010239380 titled “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of Use Thereof”. This application was nationalized from PCT application PCT/US2010/031756.

•
On September 7, 2012 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Increasing Contact Between Solutes and Solvents in an Aqueous Medium”. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Grey, Jose Sanchez Pina, and Maxwell Roth. We are listed as the assignee.

•
On September 9, 2012 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Increasing Growth of Biomass Feedstocks”. The inventors listed on the patent application are Nicholas Eckelberry, Mike Green, and Jose Sanchez Pina. We are listed as the assignee.

•
On October 10, 2012 we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems and Methods for Increasing Growth of Biomass Feedstocks”. The inventors listed on the patent application are Nicholas Eckelberry, Mike Green, and Jose Sanchez Pina.  We are listed as the assignee.

•
On October 15, 2012 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and methods for Developing Terrestrial and Algal Biomass Feedstocks and Bio-refining the Same”. The inventor listed on the patent application is Paul Reep. We are listed as the assignee.

•
On October 18, 2012 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

•
On October 19, 2012 we filed national stage  application with the EPO to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

•
On January 29, 2013 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•
On January 30, 2013 we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•
On April 17, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•
On April 17, 2013 we filed a PCT application with the USPTO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•
On April 26, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventor listed on the patent application is Jose L. Sanchez Pina. We are listed as the assignee.

•
On July 15, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee.

•
On September 9, 2013 we filed a patent application with the EPO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Scott Alexander Fraser. We are listed as the assignee.

•
On December 17, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, and Jose L. Sanchez Pina. We are listed as the assignee.

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

In 2013, we transferred the rights to the patents related to "Bio Energy Reactor", "Algae Growth System for Oil Production" and "Apparatus and Method for Optimizing Photosynthetic Growth in a Photo Bioreactor " to our partner Ennesys in France.

None of these abandoned or transferred patents are required for our business or products and we are focusing our efforts on the patent applications listed above.

Research and Development

During the years ended December 31, 2013 and 2012, we invested $1,072,548, and $980,170, respectively, on research and development of our technologies.  Research and development costs include activities related to development and innovations in the core Electro Water Separation™ (EWS) technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

Employees

As of March 31, 2014, we have 10 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2013 and 2012, we had working capital (deficit) of ($1,535,766) and $(961,099), respectively, and shareholders' equity (deficit) of $(1,513,199) and $(540,896), respectively.  For the years ended December 31, 2013 and 2012, we incurred net losses of $(8,762,991) and $(10,570,029).  As of December 31, 2013, we had an aggregate accumulated deficit of $(36,330,103).  We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of March 31, 2014, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $2,401,526. All such debt is payable within the following twelve months and is convertible at a significant discount to our market price of stock. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

•in the case of convertible debt that is converted into equity, result in a reduction in the overall percentage holdings of our stockholders, put downward pressure on the market price of our common stock, result in adjustments to conversion and exercise prices of outstanding notes and warrants and obligate us to issue additional shares of common stock to certain of our stockholders;

•make it more difficult for us to satisfy our obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in events of default under the loan agreements and instruments governing the indebtedness;

•require us to dedicate a substantial portion of our cash flow from operations to payments on  indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

•increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

•limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

•limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

Our ability to produce and distribute commercially viable bio-fuel, clean-up frac flowback water and aqua-feed on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we will use to transform algae into a new form of oil, to clean up frac flowback water and produce acqua-feed have never been utilized on a full-scale commercial basis. Our technology and systems, while intended to create a new bio-fuel feedstock for many products such as diesel, gasoline, jet fuel, plastics and solvents, is in fact a new bio-fuel that may never achieve technical or commercial viability and our Electro Water Separation technology was only recently developed. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

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

A lack of government subsidies for the algae industry may hinder the usefulness of our technology.

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

We are however part of a new and emerging algae industry that may be subject to economic and other regulations that may have an adverse effect on the entire industry and subsequently our business. For example, the cost of biofuels has historically been higher than petroleum, therefore the lack of governmental subsidies for biofuels based on algae may limit the demand and marketability of our technology. There is no assurance that the biofuels industry, or any industry we market to, will have the need or the financial ability to use our technology. If government regulations on the electrical industry or fossil fuel industry were enacted, it may affect the outlook for oil from algae.

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

We have filed patent applications with respect to many aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed various patent applications for some of our core technologies, we currently hold only two issued patents, one in Australia and one in Japan, and we may face delays and difficulties in obtaining our other filed patents, or we may not be able to obtain such patents at all.

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

In addition, on September 25, 2012, we filed a complaint in the US District Court Central District of California against MBD Energy Limited to protect our intellectual property. MBD was our first pilot customer who previously purchased from us test scale algae processing equipment as well as larger scale units. On December 20, 2012, we entered into a settlement agreement with MBD pursuant to which we agreed to a final settlement and release of claims in connection with the complaint.  On March 1, 2013, an order was entered dismissing the action without prejudice.

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

Although we have filed various patent applications for some of our core technologies, we currently hold only two issued patents, one in Australia and one in Japan, and we may face delays and difficulties in obtaining other filed patents, or we may not be able to obtain such patents at all.

Patents are a key element of our intellectual property strategy. We have over forty currently pending patent applications in the United States and abroad but, to date, other than the two issued patents, no patents have been issued from these other applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

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

Our common stock currently does not meet all of the requirements for initial listing on a registered stock exchange. Although we may apply to list our common stock on NASDAQ or the NYSE MKT in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum bid price per share and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the NYSE MKT or another trading venue, we expect our common stock will continue to trade on electronic bulletin board in the over-the-counter market.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.16 to a high of $0.69 on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Mr. Eckelberry, our Chief Executive Officer and Chairman, previously sold an aggregate of 765,908 and beneficially owns 1,106,812 shares of our common stock as of March 31, 2014. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 5645 West Adams Blvd., Los Angeles, CA 90016. We rent 7,500 square feet of space in a corporate building at a current monthly rent of $10,950. Our lease expires August 31, 2016.

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

	Fiscal Year 2012
	High	Low
First Quarter	$1.95	$1.50
Second Quarter	$1.85	$0.73
Third Quarter	$1.28	$0.82
Fourth Quarter	$0.99	$0.76

	Fiscal Year 2013
	High	Low
First Quarter	$0.82	$0.46
Second Quarter	$0.69	$0.30
Third Quarter	$0.39	$0.23
Fourth Quarter	$0.36	$0.16

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders
As of March 31, 2014, we had approximately 420 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2013 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Overview of Business

We have developed a breakthrough water cleanup technology for the oil and gas, algae and other water-intensive industries.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options, warrants, convertible notes and common stock for services. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the year ended December 31, 2013, and the Company adopted certain pronouncements during the period.  (See Notes to Financial Statements, No. 2, Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements.)

OOIL

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	Year Ended
	December 31, 2013	December 31, 2012
Revenue	$140,500	$588,163
Cost Of Goods Sold	50,510	401,647
Operating Expenses, Depreciation and Amortization	6,634,802	5,936,090

Loss from Operations before Other Income/(Expense)	(6,544,812)	5,749,574

Other Income/(Expense)	(2,218,179)	(4,820,456)

Net Loss	$(8,762,991)	$(10,570,029)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2013 and 2012 was $140,500 and $588,163, respectively. Cost of sales for the year ended December 31, 2013 and 2012, was $50,510 and $401,647, respectively. To date we have had minimal revenues due to our focus on product development and testing.  In addition, our equipment sales are primarily for trial purposes, intended for licensing or private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $288,645 to $5,244,565 for the year ended December 31, 2013, compared to $4,955,920 for the year ended December 31, 2012. The majority of the increase in SG&A expenses was due primarily to the increase in marketing expense of $251,342, payroll expense of $69,346, with a net decrease in overall SG&A expenses of $32,043.

Research and Development Cost

Research and development (“R&D”) costs increased by $92,378 to $1,072,548 for the year ended December 31, 2013, compared to $980,170 for the year ended December 31, 2012.   The increase in overall R&D costs was primarily due to an increase in   the purchase of durable items for testing.

Impairment of Patents

As of December 31, 2012, we had unamortized capitalized patent costs of $317,689.  We initially determined that our patents have a finite useful life which were to be amortized over their useful life.  We performed our annual impairment test of our capitalized patents as of December 31, 2013, and determined that such costs were impaired and recorded an impairment loss of $317,689 at December 31, 2013.

Other Income and (Expense)

Other income and (expense) decreased by $2,602,277 to ($2,218,179) for the year ended December 31, 2013, compared to ($4,820,456) for the year ended December 31, 2012. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $3,395,755 due to debt financing, with an increase in non-cash cost of modification of warrants in the amount of $645,398, foreign exchange loss of $3,096, and interest expense of $151,176.

Net Loss

Our net loss decreased by $1,807,038 to $8,762,991 for the year ended December 31, 2013, compared to a net loss of $10,570,029 for the year ended December 31, 2012. The majority of the decrease in net loss was due primarily to a decrease in other income and (expenses) of $2,602,277, and gross profit of $96,527, with an increase in SG&A expenses of $288,645, R&D in the amount of $92,378, and impairment of patents in the amount of $317,689.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

During the year ended December 31, 2013, we did not generate significant revenue, incurred a net loss of $8,762,991 and cash used in operations of $4,488,315. As of December 31, 2013, we had a working capital deficit of $1,535,766 and a shareholders’ deficit of $1,513,199. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2013 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from its shareholders in the year ended December 31, 2013, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from its’ current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2013 and December 31, 2012, we had cash of $821,448 and $507,355, respectively and working capital deficit of $1,535,766 and $961,099 respectively.  The increase in working capital deficit was primarily due to an increase in cash, derivative liabilities and convertible promissory notes, with a decrease in work-in-process, prepaid expenses, other receivables, accounts payable and accrued expenses.

During the year ended December 31, 2013, we raised an aggregate of $2,395,000 in an offering of unsecured convertible notes and $2,463,368 in an offering of shares of our common stock and warrants.  During the subsequent period, we raised an aggregate of $885,000 for unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $(4,488,315) for the year ended December 31, 2013, compared to $(3,102,421) for the year end December 31, 2012. The increase of $1,385,894 in cash used in operating activities was primarily due to an increase in non-cash fair value of stock and warrant compensation, with a net increase in fair value of derivatives. The net loss includes operating expenses and other income and (expenses).  Currently, operating costs exceed revenue because sales are not yet significant.

Net cash used in investing activities for the year ended December 31, 2013 and 2012 were $(45,960) and $(173,065) respectively.  The net decrease in cash used in investing activities was due to expensing the patents, rather than capitalizing compared to the previous year.

Net cash provided by financing activities was $4,848,368 for the year ended December 31, 2013, as compared to $3,584,973 for the year end December 31, 2012.  The increase in cash provided by financing activities was due to an increase in debt and equity financing.  To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next 9 months, due to our cash on hand, our ability to raise money from our investor base and future expected revenue.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules promulgated by the SEC, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2013, under the supervision of and with participation from this company’s management, including the current Chief Executive Officer and acting Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, management, the Chief Executive Officer and the acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at that date.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for us, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of this company’s assets that could have a material effect on the consolidated financial statements.

In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, management used the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the criteria established by COSO, management determined that we did not have sufficient financial reporting personnel to adequately and timely record certain of our complex financial and financing transactions.  Accordingly, as a result of the foregoing weaknesses our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2013, we did not maintain effective internal control over financial reporting based on COSO.

To remedy the weaknesses, our Chief Executive Officer and acting Chief Financial Officer has asked an independent director to recommend additional entity level controls and additional procedures to bring our internal control procedures into compliance with the criteria established by COSO. We intend to implement these changes during 2014.  In addition, in order to remedy the identified weaknesses, we intend to engage an independent consultant to assist us with our complex financial and financing transactions.

In light of the material weaknesses described above, we  performed additional analyses and other procedures to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP.  These measures included expanded year-end closing procedures, the dedication of significant internal resources and external consultant to scrutinize account analyses and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described above.  As a result of these measures, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Pursuant to applicable SEC’s rules and regulations, we are not required to obtain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Internal control over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the headings:

Cancellation of Series A Certificate of Designation

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.03 Material Modification to Rights of Security Holders” and “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”:

As previously disclosed, on December 31, 2013, we filed a Certificate of Designation for our Series A Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of our authorized preferred stock as Series A Preferred Stock and subsequently issued to T. Riggs Eckelberry, our Chief Executive Officer, 1,000 shares of Series A Preferred Stock. The shares of Series A Preferred Stock had a par value of $0.0001 per share. The Series A Preferred Stock did not have a dividend rate or liquidation preference and were not convertible into shares of common stock. The Series A Preferred Stock had supermajority preferred voting rights effective from June 26, 2014.

Following our agreement with Mr. Eckelberry to cancel the 1,000 shares of Series A Preferred Stock issued to him, after which there were no shares of Series A Preferred Stock outstanding, on April 9, 2014, we filed with the Secretary of State of Nevada a Certificate of Withdrawal of Certificate of Designation for our Series A Preferred Stock which had the effect of cancelling the Certificate of Designation of our Series A Preferred Stock.

A copy of the Certificate of Withdrawal is attached to this Annual Report on Form 10-K as Exhibit 3.1.

Management Restricted Stock Grant Awards

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities” and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:

As previously disclosed, on January 10, 2014, our board of directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 45,000,000 shares of common stock including 30,000,000 shares to T. Riggs Eckelberry, our Chief Executive Officer and Chairman, 7,500,000 shares to Nicholas Eckelberry, a co-founder and brother of T. Riggs Eckelberry, 3,750,000 shares to William Charneski, our General Manager, Petro Division and 3,750,000 shares to Jean-Louis Kindler, our Chief Commercial Officer and director. The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares then became eligible for vesting on a monthly basis. Prior to the issuance or vesting of any of the shares, each of the grantees mutually agreed with us to the termination of the restricted stock grant agreements.

Subsequently, on April 9, 2014, our board of directors authorized the entering into of new restricted stock grant agreements (the “RSGAs”) providing for the grant of an aggregate of 40,000,000 shares of common stock to certain officers and members of our management including 20,000,000 shares to T. Riggs Eckelberry, 7,500,000 shares to Nicholas Eckelberry, 4,200,000 shares to William Charneski and 5,000,000 shares to Jean-Louis Kindler. The purpose of the RSGAs is to create management incentives to improve our economic performance and to increase our value and stock price. All shares issuable under the RSGAs are performance shares and none have yet vested nor been issued.

The RSGAs provide that the shares shall be eligible for issuance in tranches subject to the satisfaction of certain performance goals. In the case of the grant to T. Riggs Eckelberry, (i) 40% shall be eligible for issuance if our market capitalization exceeds $15 million (market capitalization defined as our shares of common stock issued and outstanding multiplied by the average closing trade price of our common stock on the 10 trading days immediately prior to the date of determination), and (ii) 60% shall be eligible for issuance if our market capitalization exceeds $20 million. In the case of the grant to other members of our management, (i) 40% shall be eligible for issuance if our consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $2,500,000 for the trailing twelve month period; and (ii) 60% shall be eligible for issuance if our consolidated net profit, calculated in accordance with GAAP, equals or exceeds $500,000 for the trailing twelve month period.

The RSGAs further provide that if a performance goal has been met, the shares associated with that particular performance goal shall be issued on a monthly basis according to a vesting formula that is based in part on the overall trading volume of our common stock during the month immediately prior to the issuance. In addition, the RSGAs provide for a partial cash distribution in lieu of the issuance of the shares in order to cover taxes associated with the issuance of the shares.

If the grantee ceases to provide any services to us, then the shares associated with the unmet performance goals as of the date of such cessation shall immediately be forfeited as of the date of such cessation.  The shares associated with any performance goals met prior to the date the grantee ceases to provide any services to us shall continue to vest and be issued to the grantee in accordance with the terms of the RSGAs. Any shares that have not vested within 5 years of becoming eligible for vesting shall be forfeited.

After vesting and issuance the shares issued are subject to a lock-up for a period of one year in the case of the grant to T. Riggs Eckelberry and a period of three years for all other members of management.

The RSGAs also provide that if the fair market value of our common stock on the date of issuance is less than the fair market value (as defined in the RSGA) of our common stock on April 9, 2014 (the date of grant), then the number of shares shall be increased so that the aggregate fair value of shares issuable equals the aggregate fair value that such number of shares would have had on April 9, 2014.

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

The foregoing is a summary only and qualified in its entirety by reference to the terms of the RSGAs, copies of forms of which are attached hereto as Exhibits 10.1 and 10.2 and incorporated herein by reference.

Consultant Issuances

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”

On April 9, 2014, we agreed to issue 2,160,000 shares of our common stock to a consultant in lieu of cash consideration. In addition, on April 9, 2014, our board of directors authorized the issuance to consultants of an aggregate of 3,020,000 shares of our common stock in lieu of cash consideration including 1,000,000 shares of common stock to each of Robert Rashti and Eng Cheh Hong who own more than 5% of our shares of common stock.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	62	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Anthony Fidaleo	54	Director

Jean-Louis Kindler	51	Chief Commercial Officer and Director

Byron Elton	59	Director

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

Jean-Louis Kindler – Chief Commercial Officer and Director

Mr. Kindler has served as our Chief Commercial Officer since April 1, 2014 and director since January 2014. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. He joins the Company after three years as co-founder in 2010 of Ennesys, the company’s French joint venture, where he designed its acclaimed patent-pending waste-to-energy system. Prior to that from 2006 to 2009, he served as CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm, where he led the development of a revolutionary fuel cell process. Earlier in his career he spent twenty years in Japan which gave him a unique insight into the fast-growing Asian markets. There, as principal of incubator Pacific Junction Corporation, Mr. Kindler completed various assignments such as technology sourcing for the French industrial group Alstom, implementing a hydrogen production system using waste biomass as feedstock, and developing the market for a fluids mixing technology that helped inspire early the Company inventions. Mr. Kindler holds a Masters in Economics and Public Policies from the Institute of Political Sciences in Lyon, France, and an MBA in International Management.

Byron Elton – Director

Mr. Elton has served as our director since January 2014. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. Since June, 2013, Mr. Elton is a partner of Clear Search, an executive search firm. Prior to that, from January 2009 until May 2013, Mr. Elton served as President and Chief Executive Officer of Carbon Sciences, Inc. (OTCBB: CABN) and has served as Chairman of Carbon Sciences since March 2009. Carbon Sciences is an early stage company developing a technology to convert earth destroying carbon dioxide into a useful form that will not contribute to greenhouse gas. Mr. Elton previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton studied Advertising and Marketing Communications at Brigham Young University.

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

Board Independence

We currently have four directors serving on our board of directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, Anthony Fidaleo and Byron Elton would be considered an independent director.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us to our Chief Executive Officer for the years ended 2013 and 2012:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings		All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)		($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting	2013	260,000	120,000	-	182,315	-	-		-	562,315
CFO, President, Secretary & Treasurer and CEO	2012	260,000	130,000	-	-	-	-		-	390,000

Paul Reep,	2013	-	-	-	-	-	-		-	-
Former Senior VP of Technology (2)	2012	45,000	15,000	102,000	-	-		-	-	162,000

_________

(1)	Reflects the aggregate grant date fair value of stock and option awards granted during the relevant fiscal year calculated in accordance with ASC Topic 718.

(2)	On May 15, 2012, we accepted Paul Reep’s resignation and appointed him an advisor to the Company. He received 60,000 shares of common stock in compensation for past contributions.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2013. Our named executive officers did not hold any stock awards as of December 31, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

T. Riggs Eckelberry	759,645	(1)	–	–	0.43	April 12, 2018	–	–	–	–

(1)	On April 12, 2013, Mr. Eckelberry was granted options to purchase 759,645 shares of our common stock, fully vested, exercisable at $0.43 per share and expiring 5 years from the date of grant.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $260,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2013, our Chief Executive Officer had been awarded bonuses payments of $120,000.

In recognition of Mr. Eckelberry’s contributions in 2012 as our Chief Executive Officer, the Board of Directors issued to Mr. Eckelberry a fully vested, five-year option to purchase 759, 645 shares of our common stock exercisable at $0.43 per share.

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

Management Restricted Stock Grant Awards

On January 10, 2014, our board of directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 45,000,000 shares of common stock including 30,000,000 shares to T. Riggs Eckelberry, our Chief Executive Officer and Chairman, 7,500,000 shares to Nicholas Eckelberry, a co-founder and brother of T. Riggs Eckelberry, 3,750,000 shares to William Charneski, our General Manager, Petro Division and 3,750,000 shares to Jean-Louis Kindler, our Chief Commercial Officer and director. The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares then became eligible for vesting on a monthly basis. Prior to the issuance or vesting of any of the shares, each of the grantees mutually agreed with us to the termination of the restricted stock grant agreements.

Subsequently, on April 9, 2014, our board of directors authorized the entering into of new restricted stock grant agreements (the “RSGAs”) providing for the grant of an aggregate of 40,000,000 shares of common stock to certain officers and members of our management including 20,000,000 shares to T. Riggs Eckelberry, 7,500,000 shares to Nicholas Eckelberry, 4,200,000 shares to William Charneski and 5,000,000 shares to Jean-Louis Kindler. The purpose of the RSGAs is to create management incentives to improve our economic performance and to increase our value and stock price. All shares issuable under the RSGAs are performance shares and none have yet vested nor been issued.

The RSGAs provide that the shares shall be eligible for issuance in tranches subject to the satisfaction of certain performance goals. In the case of the grant to T. Riggs Eckelberry, (i) 40% shall be eligible for issuance if our market capitalization exceeds $15 million (market capitalization defined as our shares of common stock issued and outstanding multiplied by the average closing trade price of our common stock on the 10 trading days immediately prior to the date of determination), and (ii) 60% shall be eligible for issuance if our market capitalization exceeds $20 million. In the case of the grant to other members of our management, (i) 40% shall be eligible for issuance if our consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $2,500,000 for the trailing twelve month period; and (ii) 60% shall be eligible for issuance if our consolidated net profit, calculated in accordance with GAAP, equals or exceeds $500,000 for the trailing twelve month period.

The RSGAs further provide that if a performance goal has been met, the shares associated with that particular performance goal shall be issued on a monthly basis according to a vesting formula that is based in part on the overall trading volume of our common stock during the month immediately prior to the issuance. In addition, the RSGAs provide for a partial cash distribution in lieu of the issuance of the shares in order to cover taxes associated with the issuance of the shares.

If the grantee ceases to provide any services to us, then the shares associated with the unmet performance goals as of the date of such cessation shall immediately be forfeited as of the date of such cessation.  The shares associated with any performance goals met prior to the date the grantee ceases to provide any services to us shall continue to vest and be issued to the grantee in accordance with the terms of the RSGAs. Any shares that have not vested within 5 years of becoming eligible for vesting shall be forfeited.

After vesting and issuance the shares issued are subject to a lock-up for a period of one year in the case of the grant to T. Riggs Eckelberry and a period of three years for all other members of management.

The RSGAs also provide that if the fair market value of our common stock on the date of issuance is less than the fair market value (as defined in the RSGA) of our common stock on April 9, 2014 (the date of grant), then the number of shares shall be increased so that the aggregate fair value of shares issuable equals the aggregate fair value that such number of shares would have had on April 9, 2014.

The foregoing is a summary only and qualified in its entirety by reference to the terms of the RSGAs, copies of forms of which are attached hereto as Exhibits 10.1 and 10.2 and incorporated herein by reference.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2013.

Name	Fees Earned ($)	Stock Awards ($)		Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Riggs Eckelberry
Ivan Ivankovich(1)	-	-		88,000	-	-	-	88,000
Steve Glovsky (2)				88,000				88,000
Anthony Fidaleo	-		-	88,000	-	-	-	88,000
_____________

(1)	Mr. Ivankovich resigned as a director effective as of January 31, 2014.
(2)	Mr. Glovsky resigned as a director effective as of October 11, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2014 by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 73,365,231 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address Beneficial Owner	Number of Shares	Percentage of Shares
	Beneficially Owned
Named Executive Officers and Directors (1)

T. Riggs Eckelberry,	1,106,812	1.5%
Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)

Anthony Fidaleo, Director	250,000	* %

Jean-Louis Kindler, Director (3)	5,001	* %

Byron Elton, Director	100,000	* %

Directors and executive officers as a group (4 persons) (4)	1,461,813	2.0%

5% or More Shareholders

Robert Rashti (5)	4,000,783	5.5%

Eng Cheh Hong (6)	5,956,400	8.1%

* Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginOil, Inc., 5645 W Adams Blvd, Los Angeles, CA 90016.

(2)
Includes 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per shares. Does not include 20,000,000 shares of common stock subject to a restricted stock award grant made to Mr. Eckelberry on April 9, 2014.

(3)	Does not include 5,000,000 shares of common stock subject to a restricted stock award grant made to Mr. Kindler on April 9, 2014.

(4)	Includes 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per shares.

(5)
Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants beneficially owned by Mr. Rashti to the extent that, as a result of the exercise, the holder of the warrants beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise, which may be increased upon 61 days’ prior written notice to 9.99%.  The number of shares and the percentage, as the case may be, in this table is reflective of this ownership limitation and accordingly 8,923,082 shares of our common stock issuable upon exercise of warrants beneficially owned by Mr. Rashti have been excluded. In the event, this ownership limitation were not in effect, Mr. Hong would beneficially own 15.7% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants.

(6)
Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants beneficially owned by Mr. Hong to the extent that, as a result of the exercise, the holder of the warrants beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise, which may be increased upon 61 days’ prior written notice to 9.99%.  The number of shares and the percentage, as the case may be, in this table is reflective of this ownership limitation and accordingly 6,615,388 shares of our common stock issuable upon exercise of warrants beneficially owned by Mr. Hong have been excluded. In the event, this ownership limitation were not in effect, Mr. Hong would beneficially own 15.7% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants.

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

On June 14, 2013, we instituted the OriginOil 2013 Incentive Stock Plan (the “2013 Plan”), after approval by the board of directors.  Under the 2013 Plan, 4,000,000 shares of our common stock were reserved for use.

The purpose of the 2009 Plan, 2012 Plan and 2013 Plan is to retain executives and selected employees and consultants and reward them for making contributions to our success.  These objectives are accomplished by making long-term incentive awards under thereby providing participants with a proprietary interest in our growth and performance Each of the plans are administered by our board of directors.

The following table summarizes information as of the close of business on December 31, 2013 concerning the 2009 Plan, 2012 Plan, 2013 Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,218,480	$0.85	815,357
Equity compensation plans not approved by security holders	3,466,163	0.41	0
Total	4,684,643	$0.53	815,357

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2013, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Executive Officers and Directors

We have made equity awards and paid compensation to our executive officers and certain of our directors as more fully described in Item 11.

2013 Common Stock and Warrant Offering

During 2013, Eng Cheh Hong, a beneficial owner of more than 5% of our common stock, purchased, either directly or indirectly, an aggregate of 2,307,694 shares of common stock together with one-year warrants to purchase an aggregate of 2,000,000 of our common stock, three-year warrants to purchase an aggregate of 2,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 4,000,000 shares of our common stock, for aggregate gross proceeds of $376,924. The warrants are exercisable at a price per share of $0.15, subject in each case to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

During 2013, Mr. Hong exercised for cash warrants to purchase shares for common stock resulting in the issuance of 307,694 shares of common stock for gross proceeds to us of $76,924.

During 2013, Robert Rashti, a beneficial owner of more than 5% of our common stock, purchased, either directly or indirectly, an aggregate of 2,000,000 shares of common stock together with one-year warrants to purchase an aggregate of 2,000,000 of our common stock, three-year warrants to purchase an aggregate of 2,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 4,000,000 shares of our common stock, for aggregate gross proceeds of $300,000. The warrants are exercisable at a price per share of $0.15, subject in each case to adjustment for stock splits, dividends, distributions, recapitalizations and the like.

Consultant Issuances

On April 29, 2013, we entered into an amendment to an advisory agreement previously entered into with Mr. Hong pursuant to which we extended the advisory term for a further 12 months, issued to Mr. Hong 150,000 shares of common stock and reduced the exercise price of a warrant to purchase 200,000 shares of common stock previously issued to Mr. Hong from $0.65 to $0.25 per share.

On April 9, 2014, our board of directors authorized the entering into of a further amendment to the advisory agreement with Mr. Hong pursuant to which the advisory term is extended for a further 12 months and Mr. Hong shall be issued 1,000,000 shares of our common stock.

On July 16, 2013, we entered into an amendment to an advisory agreement previously entered into with Mr. Rashti pursuant to which we extended the advisory term for a further 12 months, issued to Mr. Rashti a five-year warrant to purchase 250,000 shares of common stock at $0.25 per share.

 On April 9, 2014, our board of directors authorized the entering into of a further amendment to the advisory agreement with Mr. Rashti pursuant to which the advisory term is extended for a further 12 months and Mr. Rashti shall be issued 1,000,000 shares of our common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $84,201 and $74,012 respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SEC Ref. No.
3.1.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.1.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.1.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.1.4	Series A Certificate of Designation of OriginOil, Inc. filed with the Secretary of State of Nevada on December 31, 2013 (4)
3.1.5	Certificate of Withdrawal of Series A Certificate of Designation of OriginOil, Inc. filed with the Secretary of State of Nevada on April 9, 2014*
3.2	By-laws of OriginOil, Inc. (1)
10.1	Form of Restricted Stock Grant Agreement (CEO)*
10.2	Form of Restricted Stock Grant Agreement (Senior Management other than CEO)*
31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (5)*
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350 (5)*
101
The following materials from OriginOil Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Shareholders' Deficit, (iv) the Statements of Cash Flow, and (iv) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated by reference to the Company’s From SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on December 31, 2013.
(5)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 15, 2014.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 15, 2014	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer, Acting Chief Financial Officer and Director

Date: April 15, 2014	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 15, 2014	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: April 15, 2014	By:	/s/ Byron Elton
Byron Elton
Director

ORIGINOIL, INC.
FINANCIAL STATEMENTS
As of December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Originoil, Inc. Los Angeles, California

We have audited the accompanying balance sheet of Originoil, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Originoil, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring operating losses and negative cash flows from operating activities, which have resulted in a negative working capital and a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/WEINBERG & COMPANY, P.A.

Los Angeles, California
April 15, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
OriginOil, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of OriginOil, Inc. as of December 31, 2012, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 16, 2013

ORIGINOIL, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$821,448	$507,355
Work in process	21,049	35,666
Prepaid expenses	34,531	186,978
Other receivables	-	1,200

TOTAL CURRENT ASSETS	877,028	731,199

NET PROPERTY AND EQUIPMENT, NET	74,204	43,397

OTHER ASSETS
Other asset	40,000	45,000
Patents	-	317,689
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	54,117	376,806

TOTAL ASSETS	$1,005,349	$1,151,402

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$114,803	$353,200
Accrued expenses	262,518	376,846
Deferred income	50,000	-
Derivative liabilities	1,031,484	355,526
Convertible promissory notes, net of discount of $971,964 and 237,965, respectively	953,989	435,365
Unsecured notes payable, net of discount of $38,639	-	171,361

Total Current Liabilities	2,412,794	1,692,298

Long Term Liabilities
Obligation to issue common stock	105,754	-

Total Long Term Liabilities	105,754	-

TOTAL LIABILITIES	2,518,548	1,692,298

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized
53,664,506 and 17,967,544 shares issued and outstanding, respectively	5,366	1,797
Additional paid in capital	34,811,538	27,024,419
Accumulated deficit	(36,330,103)	(27,567,112)

TOTAL SHAREHOLDERS' DEFICIT	(1,513,199)	(540,896)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,005,349	$1,151,402

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2013	December 31, 2012

Sales	$140,500	$588,163

Cost of Goods Sold	50,510	401,647

Gross Profit	89,990	186,516

Operating Expenses
Selling and general and administrative expenses	5,229,412	4,942,275
Research and development	1,072,548	980,170
Impairment of patents	317,689	-
Depreciation and amortization expense	15,153	13,645

Total Operating Expenses	6,634,802	5,936,090

Loss from Operations before Other Income/(Expenses)	(6,544,812)	(5,749,574)

OTHER INCOME/(EXPENSE)
Gain/(Loss) on extinguishment of derivative liability	3,407,340	(1,634,989)
Change in valuation of derivative liability	(1,020,088)	(737,185)
Debt private placement cost	(956,337)	-
Cost of modification of warrants	(645,398)	-
Penalty, interest and default fees	(1,123,897)	-
Foreign exchange loss	-	(3,096)
Interest expense	(1,879,799)	(2,445,185)

TOTAL OTHER INCOME/(EXPENSE)	(2,218,179)	(4,820,456)

NET LOSS	$(8,762,991)	$(10,570,029)

BASIC LOSS PER SHARE	$(0.32)	$(0.92)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	27,742,399	11,474,316

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.

STATEMENT OF SHAREHOLDERS' DEFICIT

Years Ended December 31, 2013 and 2012

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	-	$-	7,694,505	$770	$16,198,019	$(16,997,083)	$(798,294)

Common stock issued for cash and subscriptions payable	-	-	2,426,003	243	1,576,649	-	1,576,892

Common stock issued for conversion of debt	-	-	2,980,037	298	3,561,487	-	3,561,785

Common stock issued for conversion of interest payable on debt	-	-	96,791	10	88,843	-	88,853

Common stock issued for services at fair value	-	-	1,246,558	124	1,683,924	-	1,684,048

Common stock issued with unsecured subordinated debt at fair value	-	-	1,411,351	141	(141)	-	-

Common stock issued for settlement of debt at fair value	-	-	1,850,019	185	1,605,457	-	1,605,642

Cashless exercise of common stock purchase warrants	-	-	262,281	26	(26)	-	-

Original issue discount for convertible debenture	-	-	-	-	92,662	-	92,662

Beneficial conversion feature on promissory notes	-	-	-	-	1,479,578	-	1,479,578

Options and warrant compensation expense	-	-	-	-	739,464	-	739,464

Stock issuance cost	-	-	-	-	(1,497)	-	(1,497)

Net loss for the year ended December 31, 2012	-	-	-	-	-	(10,570,029)	(10,570,029)

Balance at December 31, 2012	-	-	17,967,544	1,797	27,024,419	(27,567,112)	(540,896)

Common stock issued for cash	-	-	12,270,172	1,227	2,266,315	-	2,267,542

Common stock issued for services	-	-	2,448,976	245	901,868	-	902,113

Common stock issued for conversion of debt	-	-	19,861,112	1,986	2,973,240	-	2,975,226

Common stock issued upon exercise of warrants at fair value through a cashless exercise	-	-	332,960	33	(33)	-	-

Common stock issued upon exercise of warrants	-	-	779,298	78	194,748	-	194,826

Issuance of shares of common stock	-	-	4,444	-	1,000	-	1,000

Fair value of warrants issued with notes	-	-	-	-	88,370	-	88,370

Cost of modification of warrants	-	-	-	-	645,398	-	645,398

Beneficial conversion feature on note	-	-	-	-	161,422	-	161,422

Fair value of options issued in current year previously reflected in accrued expenses	-	-	-	-	209,000	-	209,000

Stock and warrant compensation cost	-	-	-	-	345,791	-	345,791

Net loss for the year ended December 31, 2013	-	-	-	-	-	(8,762,991)	(8,762,991)

Balance at December 31, 2013	-	$-	53,664,506	$5,366	$34,811,538	$(36,330,103)	$(1,513,199)

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,762,991)	$(10,570,029)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	15,153	13,645
Common stock and warrants issued for services	902,113	1,617,538
Stock and warrant compensation expense	345,791	739,464
Change in valuation of derivative liability	1,020,088	737,185
Debt discount and beneficial conversion feature recognized as interest expense	1,879,697	2,174,910
Gain/(Loss) on extinguishment of derivative liability	(3,407,340)	1,634,989
Penalty, interest and default fees	1,123,897	92,662
Common stock issued for interest on debt	-	88,852
Debt private placement cost	956,337	-
Impairment loss on patents	317,689	34,078
Cost of modification of warrants	645,398	-
Obligation to issue common stock	105,754	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	152,447	179,635
Work in progress	14,617	212,777
Other receivables	1,200	16,777
Other asset	5,000	(25,000)
Increase (Decrease) in:
Accounts payable	52,163	10,830
Accrued expenses	94,672	252,429
Deferred income	50,000	(313,163)

NET CASH USED IN OPERATING ACTIVITIES	(4,488,315)	(3,102,421)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(45,960)	(1,678)
Patent expenditures	-	(171,387)

CASH USED IN INVESTING ACTIVITIES	(45,960)	(173,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured subordinated debt	-	1,479,578
Payments on unsecured debt	(10,000)	-
Proceeds from convertible promissory notes	2,395,000	530,000
Proceeds from issuance of common stock	2,463,368	1,575,395

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,848,368	3,584,973

NET INCREASE/(DECREASE) IN CASH	314,093	309,487

CASH BEGINNING OF PERIOD	507,355	197,868

CASH END OF PERIOD	$821,448	$507,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$5,262
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING TRANSACTIONS
Fair value of derivative issued	$3,063,210	$1,199,762
Reclass of value of options issued in current year previously reflected in accrued expenses	$209,000	$0
Common stock issued for conversion of debt	$2,975,226	$2,362,023
Common stock issued for settlement of debt	$-	$1,605,642

The accompanying notes are an integral part of these financial statements

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007.  The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began its planned principal operations in December, 2010, at which time it exited the development stage.

Line of Business
OriginOil is a pure technology company that has developed a water cleanup technology for the oil and gas, algae and other water-intensive industries.  The Company’s technology integrates easily with other industry processes and can be embedded into larger systems through licensing and joint ventures.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2013, the Company did not generate significant revenue, incurred a net loss of $8,762,991 and used cash used in operations of $4,488,315.  As of December 31, 2013, the Company had a working capital deficiency of $1,535,766 and a shareholders’ deficit of $1,513,199.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2013, expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2013, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock and warrants. The Company also has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes this funding will continue from its current investors and from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Revenue Recognition
We recognize revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment is transferred to the customer once the last payment is received. We record revenue as goods are shipped, and the equipment has been fully accepted by the customer. Generally, we extend credit to our customers and do not require collateral.  We do not ship a product until we have a purchase agreement signed by the customer with a payment arrangement.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss per Share Calculations
Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2013 and 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the years ended December 31, 2013 and 2012, the dilutive impact of outstanding stock options of 4,684,643  and 465,294, and  outstanding warrants of 42,033,596 and 7,554,616 and notes convertible into 12,037,206 and 841,663 shares of our common stock, respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Research and Development
Research and development costs are expensed as incurred.  Total research and development costs were $1,072,548 and $980,170 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs
The Company expenses the cost of advertising and promotional materials when incurred.  The advertising costs were $220,535 and $209,761 for the years ended December 31, 2013 and 2012, respectively, which are included in selling and general and administrative expenses in the statement of operations.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, and common stock issued for services, among other items. Actual results could differ from these estimates.

Work-in-Process

The Company recognizes as an asset the accumulated costs for work-in-process on projects expected to be delivered to customers. Work in Process includes the cost price of materials and labor related to the construction of equipment to be sold to customers.

Capitalized Patents
As of December 31, 2012, the Company had unamortized capitalized patent costs of $317,689.  In prior years and during the year ended December 31, 2013, the Company capitalized various legal fees incurred in the patent application process related to the Company's Electro Water Separation (EWS) Technology. The Company accounted for these capitalized patents pursuant to ASC 350-30, General Intangibles Other Than Goodwill.  The Company initially determined that its patents have a finite useful life, which were to be amortized over its useful life. The Company performed its annual impairment test of its capitalized intangible assets as of December 31, 2013, and based upon its analysis, determined that such costs were impaired and recorded an impairment loss of $317,689 at December 31, 2013.

Impairment of Long-lived Assets
Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Based on upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets during the year ended December 31, 2013.

Concentration of Credit Risk
As of December 31, 2013 and 2012, the Company had bank deposits in excess of Federally insured limits of $571,448 and $252,270, respectively.

Stock-Based Compensation
The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option or warrant grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over their estimated useful lives:

Leasehold improvements	lease term or 2 years
Computer equipment	5 Years
Furniture & fixtures	7 Years
Machinery & equipment	10 Years

Accounting for Derivatives
The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Reclassification
During 2013, the Company reclassified $20,000 of current assets to long term assets based on a reassessment of the time to be realized. The prior year amount of $25,000 was also reclassified for comparability.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s  balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2012.

	(Level 1)	(Level 2)	(Level 3)

Derivative Liability, December 31, 2013	$-	$-	$1,031,484
Derivative Liability, December 31, 2012	$-	$-	$355,526

Recently Issued Accounting Pronouncements

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

3.     PROPERTY & EQUIPMENT

Property and Equipment consists of the following as of December 31, 2013 and 2012:

	2013	2012

Machinery & equipment	$77,665	$32,670
Furniture & fixtures	27,056	27,056
Computer equipment	29,789	28,824
Leasehold improvements	94,914	94,914
	229,424	183,464
Less accumulated depreciation and amortization	(155,220)	(140,067)

	$74,204	$43,397

Depreciation expense for the years ended December 31, 2013 and 2012 was $15,153 and $13,645, respectively.

4.    CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable consist of the following as of December 31, 2013 and 2012:

	2013	2012

Convertible Promisory Notes (a)	$1,530,000	$-
OID Notes (b)	273,125	573,330
Security Purchase Agreement (c)	122,828	100,000

Total Notes	1,925,953	673,330
Debt Discount	(971,964)	(237,965)

	$953,989	$435,365

(a)	Convertible Promissory Notes

During 2013, the Company issued $1,910,000 of unsecured convertible promissory notes to investors (the “Convertible Promissory Notes” or “Notes”). The Convertible Promissory Notes mature on various dates ranging from six to nine months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at a conversion price range of the lesser of $0.21 to $0.50 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Notes amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes (see below).

During the year ended December 31, 2013, the Company converted $380,000 of the Notes principal due plus accrued interest of $19,923 into 3,909,121 shares of common stock. As of December 31, 2013, the remaining Notes of $1,530,000 are due at various times through August 26, 2014.

(b)   OID Notes
In prior years and during the year ended December 31, 2013, the Company issued unsecured convertible promissory notes (the “OID Notes”) to various investors (holders). Each OID Note bears an original issue discount and one time interest which are being amortized over the term of the OID Notes. The OID Notes were originally convertible into the common stock of the Company at conversion prices ranging from $0.4375 to $0.65. The original maturity date of the OID Notes is ninety (90) days from their effective date.  If the OID Notes are not repaid on maturity, then the maturity date is automatically extended for up to three further 30 day periods and an extension fee of 25% of the then outstanding principal is applied. Every extension period, interest and other fees are also added to the principal amount of the OID Notes at the end of each 30 day period that the OID Notes are still outstanding. In the event of default, such as failure to pay any principal and interest when due and payable (or payable upon conversion), the OID Notes immediately become due and payable at the mandatory default amount which is 150% or 200% of the OID Note amounts. The OID Notes’ mandatory default amount bear interest at 10% per annum.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

4.    CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

OID Notes
The OID Notes are convertible into shares of the Company’s common stock at a conversion price range from the lesser of $0.4375 to $0.65 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 70% to 50% of the average of the three lowest closing prices in the 25 trading days previous to a conversion.  In addition, so long as the OID Notes or other convertible note transactions currently in effect between the Company and the holders are outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holders in these OID Notes, then such additional or more favorable term shall at the OID Notes holders’ option become a part of any or all of the outstanding OID Notes with the holders. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the OID Notes (see below).

At December 31, 2012, the balance of the OID Notes amounted to $573,330 of which $237,234 represented Original Issue Discount (OID). During the year ended December 31, 2013, the Company issued new OID Notes to various investors in an aggregate principal amount of $235,000, with an OID of $78,333 ($313,333 total). The maturity dates of the new OID Notes are ninety (90) days from their effective issuance date. The new OID Notes have similar terms and conditions as the old OID Notes mentioned in the preceding paragraph.

During the year ended December 31, 2013, the majority of the OID Notes’ due dates were extended numerous times and extension fees, additional one time interest and defaults fees were charged by the OID Note holders totaling $1,073,974. During the year ended December 31, 2013, OID Notes that totaled $1,687,512 (composed of principal, interest and default fees) were converted into 12,480,520 shares of the Company’s common stock.  The balance of the OID Notes outstanding as of December 31, 2013 was $273,125, which is due in various amounts through July 14, 2014.

(c)    Securities Purchase Agreement
On June 20, 2012, the Company received an initial advance of $100,000, and subsequently issued warrants to purchase an aggregate of up to 153,846 shares of our common stock. The funds were received in consideration of the sale of a 10% unsecured convertible promissory note (the “Note”), with an aggregate sum of $400,000, plus warrants to purchase an aggregate of up to 615,385 shares of the Company’s common stock at a purchase price of $0.65 per share. The Note originally matured six months from the date of each purchase made under the Note, and bore interest at a rate of 10% per annum, which increased to 15% when the Note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65.  The balance outstanding under the Note at December 31, 2012 was $100,000.

The Note was issued with a discount, which is amortized over the life of the note. The Company recorded amortization of the debt discount of $76,122 in interest expense for the year ended December 31, 2012.

On February 15, 2013, the Company and the lender entered into an amendment to the Note providing for, among other things, an extension of the maturity date of the Note until July 21, 2013 and the amendment of the conversion price of the Note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion. During the months of June and December, 2013, the lender advanced another $250,000 under the securities purchase agreement and was issued 307,692 warrants to acquire shares of our common stock, bringing the total principal received under the Note to $350,000. The warrants were valued at $88,370 and accounted for as a discount that is being amortized over the life of the Note. During the year ended December 31, 2013, the lender converted $227,172 of the Note, plus accrued interest of $30,000, into 1,189,417 shares of the Company’s common stock leaving a remaining principal balance of $122,828, which is due in August 2014. During the year ended December 31, 2013, the Company recognized interest expense of $37,500 relating to the Note.

 (d)   Other Convertible Note

On May 21, 2013, the Company entered into a convertible promissory note for the conversion of an accounts payable in the amount of $290,560. The note was non-interest bearing and was to mature on December 31, 2015. The Company had the ability to pay the note in full on or before the maturity date without penalty. The note may be converted into shares of the Company’s common stock at a conversion price of 75% of the average of the three (3) lowest sale prices during the 25 trading days immediately preceding the date of delivery. As the conversion price of the note was less than the market price of the Company’s common stock at the date of its issuance, the Company determined that the note contained a beneficial conversion feature of $161,422. The note’s beneficial conversion feature was considered as debt discount and was being amortized over the life of the note. As of the December 31, 2013, the note was converted into 1,788,034 shares of common stock of the Company and all remaining unamortized note discount was recorded as interest expense.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
4.    CONVERTIBLE NOTES PAYABLE (Continued)

Conversion feature of the notes
The agreements governing the convertible notes (a), (b) and (c) discussed above include an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Notes or exercise price of the warrants issued with the Convertible Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Convertible Notes are not a fixed amount because they are subject to fluctuations based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the embedded beneficial conversion feature of the Conversion Notes issued during the year ended December 31, 2013 to be $3,063,210. These amounts were determined by management with the use of a probability weighted average Black-Scholes Merton option pricing model. As the aggregate fair value of these liabilities of $3,063,210 exceeded the aggregate Note value of $2,106,873, the excess of the liability over the Note value of $956,337 was considered as a cost of the private placement and is reported in the accompanying statement of operations. As such, the Company recorded a $2,106,873 valuation discount upon issuance of the notes. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the year ended December 31, 2013, the Company included $1,591,266 of interest relating to the amortization of these discounts, and as of December 31, 2013 and December 31, 2012, the unamortized balance of the note discount was $971,964 and $237,965, respectively.

5. UNSECURED NOTES PAYABLE

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

During the year ended December 31, 2013, the Company settled payment of principal in the amount of $200,000 plus accrued interest of $16,113 through the issuance of 494,020 shares of its common stock valued at $340,059.  As a result, the Company recognized an additional cost of $123,964 upon conversion of this note payable which has been included in penalties, interest and default fees on the accompanying 2013 statement of operations. The remaining $10,000 was paid in cash to a holder.  The aggregate principal amount outstanding of the January 2012 Notes at December 31, 2013 was $0.

6.     CAPITAL STOCK

Sale of common stock and warrants

During the year ended December 31, 2013, the Company offered up to $2,000,000 in shares of the Company’s common stock, par value $0.0001 per share, which in the sole discretion of the Company, without further notice, could be increased to $3,000,000 in shares of common stock at a price per share of $0.25 per share. For subscribers who subscribed for $300,000 or more of shares in this offering, the common stock price was $0.15 per share. The Company raised aggregate proceeds of $2,267,542 from the sale of these shares. Based upon the offering, the Company issued (i) 4,274,616 shares to investors at $0.25 per share for cash of $1,068,543 and, (ii) issued 8,000,000 shares to investors at $0.15 per share for cash of $1,200,000.  Included in the sale of shares of common stock were warrants to purchase 36,995,692 shares of common stock.  The warrants are exercisable from 1 up to 5 years upon grant with an exercise price of $0.15 per share up to $0.25 per share.

Subsequent to sale of the common stock units discussed above, the Company entered into a supplemental agreement with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber  (the  "Adjustment  Period"), the  market  price  (as  defined  below)  of the Company's common stock is less than the price per share,  then the price per  share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10) consecutive trading days during the Adjustment Period.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

6.     CAPITAL STOCK (Continued)

Sale of common stock and warrants (Continued)
The company considered the effects of the above and determined that it should record a provision to reflect its potential obligation to issue such shares.  The Company intends to account for this liability as of each reporting period until the defined adjustment period has terminated.  Based upon its calculation, the company believes that as of December 31, 2013, it may have the obligation to issue shares with a fair value of $105,754. This amount has been reflected as an obligation to issue common stock in the accompanying December 31, 2013 balance sheet.

Other issuances of Common Shares
During the year ended December 31, 2013, the Company issued 2,448,972 shares of common stock for services with prices ranging from $0.25 up to $0.63 with a total fair value of $902,113.  The shares issued were valued at the trading price at the date of the agreement or issuance date. The Company also granted, but did not issue, 400,000 shares of common stock to certain directors of the Company.  The fair value of the shares was $64,000 at the date of the agreement which has been included in accrued expenses on the accompanying December 31, 2013 balance sheet.

During the year ended December 31, 2013, the Company issued 19,861,012 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $2,975,226 based upon a conversion price of $0.11 up to $0.875.

Designation and Withdrawal of Series A Preferred Stock
On December 26, 2013, the Company authorized the designation of 1,000 shares of Series A Preferred Stock and subsequently, the Company issued 1,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry. The shares of Series A Preferred Stock had a par value of $0.0001 per share, did not have a dividend rate or liquidation preference and were not convertible into shares of common stock. The shares of Series A Preferred Stock had supermajority preferred voting rights effective from June 26, 2014. However, on April 7, 2014, the Company and Mr. Eckelberry mutually agreed to the cancellation of the shares and on April 9, 2014, the Company withdrew its Certificate of Designation for its Series A Preferred Stock.

7.     OPTIONS AND WARRANTS

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
DECEMBER 31, 2013 AND 2012

7.    OPTIONS AND WARRANTS (Continued)

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

During the year ended December 31, 2013, the Company granted 533,498 incentive stock options to employees with an estimated fair value of approximately $122,705 using the Black-Scholes-Merton calculation. The options are exercisable at $0.44/share, vest monthly after 90 days from grant date over a period of five (5) years and expire in ten (10) years from the date of grant. As of December 31, 2013, 483,498 incentive stock options were outstanding, due to forfeiture of 50,000 options. During the year ended December 31, 2013, the Company recognized compensation costs of $9,815 based on the fair value of options that vested.

During the year ended December 31, 2013, the Company granted 2,532,665 Non-statutory stock options under the 2013 Stock Option Plan to employees and members of the Board of Directors with an estimated fair value of approximately $597,974 using the Black-Scholes-Merton calculation. The options are exercisable at $0.38/share up to $0.44/share, vest over a period of five (5) years and expire in ten (10) years from the date of grant. As of December 31, 2013, 2,482,665 incentive stock options were outstanding, due to forfeiture of 50,000 options. During the year ended December 31, 2013, the Company recognized compensation costs of $71,772 based on the fair value of options that vested.

During the year ended December 31, 2013, the Company granted 500,000 options under the 2013 Stock Option Plan to an employee with an estimated fair value of approximately $70,000 using the Black-Scholes-Merton calculation. The options are exercisable at $0.43/share, vest immediately and expire in five (5) years from the date of grant. During the year ended December 31, 2013, the Company recognized compensation costs of $70,000 based on the fair value of options that vested.

During the year ended December 31, 2013, the Company recorded $95,890 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior periods. Future unamortized compensation expense on the unvested outstanding options at December 31, 2013 was approximately $855,243.

In fiscal 2012, the Board of Directors agreed to grant an officer of the Company options to purchase 759,645 shares of common stock at $0.43 per share.  Upon grant, the options vested immediately and will expire in 5 years.  Total fair value of the options granted amounted to $209,000 determined by using the Black-Scholes Option Pricing Model and was recorded in 2012 and was reflected as compensation cost and as due to officer which is included as part of accrued expenses in the accompanying 2012 balance sheet.  In April 2013, the Board formally approved the issuance of the 759,645 options and the amount was reclassified from due to officer to additional paid in capital.

	2013	2012
Risk free interest rate	0.28% - 0.49%	0.87 - 1.58%
Stock volatility factor	88.00% - 91.00%	69.93 - 70.25%
Weighted average expected option life	4 - 10 years	4 - 10 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	465,294	$1.67	351,130	$6.14
Granted	4,325,808	0.41	384,000	0.90
Exercised	-	-	-	-
Forfeited/Expired	(106,459)	0.39	(269,836)	(6.40)
Outstanding, end of year	4,684,643	$0.53	465,294	$1.67
Exercisable at the end of year	1,792,083	$0.45	75,732	$3.08
Weighted average fair value of
options granted during the year		$0.41		$0.68

As of December 31, 2013, the outstanding options had no intrinsic value.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

7.    OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of  December 31, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercise	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 7.20	1,701,978	981,750	1.98 - 9.71
$0.29 - 0.44	2,982,665	810,333	9.71
	4,684,643	1,792,083

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2013, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2013 based on the grant date fair value estimated.

Warrants

During the year ended December 31, 2013, in conjunction with the Company’s issuance of shares of common stock for cash, the Company granted warrants to purchase a total of 37,427,384 shares of our common stock.  Each warrant is exercisable at a price per share between $0.15  to $0.25 subject to adjustment for stock splits, dividends, distributions, recapitalizations and the like and will expire in one up to five years from date of grant (see Note 6).

During the year ended December 31, 2013, the Company issued 332,960 shares of common stock in exchange for a cashless exercise of 454,911 purchase warrants. During the year ended December 31, 2013, the Company issued 779,298 shares of common stock upon exercise of the purchase warrants of 779,298 for cash in the amount of $194,826.

During the year ended December 31, 2013, the Company amended the exercise price of approximately 4,308,000 warrants issued in 2012, from $0.65 per share to $0.25 per share. The Company calculated the change in fair value of the warrants before and after the modification using the Black Scholes Pricing Option Model and recorded an expense in the statement of operations during the year ended December 31, 2013 amounting to $645,398.

	2013	2012
Risk free interest rate	0.17% - 0.44%	.62% - .86%
Stock volatility factor	83.00% - 88.00%	68.56% - 70.61%
Weighted average expected option life	5 years	5 years
Expected dividend yield	None	None

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

7.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s warrant activity and related information follows:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	7,554,616	$0.79	836,188	$4.20
Granted	37,427,384	0.20	6,818,430	0.66
Exercised	(1,234,210)	0.30	-	-
Forfeited	(1,714,194)	1.26	(100,002)	(4.10)
Outstanding - end of year	42,033,596	$0.31	7,554,616	$0.79
Exercisable - end of year	41,782,058		7,098,104

 At December 31, 2013, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercise	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	40,355,718	40,355,718	0.14 - 4.45
$0.90 - 10.20	811,516	811,516	0.50 - 4.72
$0.26 - 5.70	866,362	614,824	1.59 - 4.72
	42,033,596	41,782,058

At December 31, 2013 the aggregate intrinsic value of the warrants outstanding was $320,000.

8.    DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments. As a result, certain convertible notes issued related to the private placements described in Note 4 do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.  At December, 31, 2012, the outstanding fair value of the convertible notes accounted as derivative liabilities amounted to $355,526.

ORIGINOIL, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

8.    DERIVATIVE LIABILITIES (Continued)

During the year ended December 31, 2013, we determined that the fair value of the conversion feature of the convertible notes issued during the year at issuance was $3,063,210, based upon the weighted average Black-Sholes-Merton pricing model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes. As the aggregate fair value of these liabilities of $3,063,210 exceeded the aggregate Note value of $2,106,873, the excess of the liabilities over the Note value of $956,337 was considered as a cost of the private placement and reported in the accompanying statement of operations.

During the year ended December 31, 2013, $1,172,172 of convertible notes were converted.  As a result of the conversion of these notes, the Company recorded a gain of $3,407,340 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the year ended December 31, 2013, the Company recognized a change in fair value of $1,020,088 to account for the change in fair value of the derivative liabilities.  At December 31, 2013, the fair value of the derivative liability was $1,031,484.

For purpose of determining the fair market value of the derivative liability for the embedded conversion features, the Company used the Black Scholes option valuation model. The significant assumptions used in the valuation of the derivatives are as follows:

Risk free interest rate	.05% - .72%
Stock volatility factor	86.88% - 101.0%
Weighted average expected life	6 months - 4 years
Expected dividend yield	None

9.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balance at December 31, 2013 and 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company prescribes a recognition threshold and a measurement attributable for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2013 and 2012, the Company did not recognize interest and penalties.

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $21,059,100, which expire at various through dates that have not been determined. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book income	$(3,505,200)	$(4,228,000)
Tax to book differences for deductible expenses	(17,600)	106,200
Tax non deductible expenses	1,403,200	2,834,200

Valuation Allowance	2,119,600	1,287,600

Income tax expense	$-	$-

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

9.	INCOME TAXES (Continued)

The net deferred tax assets and liabilities consist of the following components as of December 31,

	2013	2012
Deferred tax assets:
NOL carryover	$8,423,640	$6,051,100
Other carryovers	449,650	436,700

Deferred tax liabilites:
Depreciation	(49,600)	(25,200)

Less Valuation Allowance	(8,823,690)	(6,462,600)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

10.   SUBSEQUENT EVENTS

On January 1, 2014, the Company issued an aggregate of 400,000 shares of its common stock previously granted to Ivan Ivankovich and Anthony Fidaleo, both of whom received 200,000 shares of common stock each, for serving on the Company’s Board of Directors at time of issuance.  The fair value of these shares has been included in accrued expenses as of December 31, 2013.

Between January 6, 2014 and February 19, 2014, a Lender converted an aggregate principal and interest amount of $87,828 into 676,032 shares of common stock under the prior securities purchase agreement.

On January 10, 2014, the Company’s Board of Directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 45,000,000 shares of common stock to certain officers and members of the Company’s management. The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares then become eligible for vesting on a monthly basis. On April 5, 2014, and prior to the issuance or vesting of any of the shares, each of the grantees mutually agreed with the Company to the termination of the restricted stock grant agreements. Subsequently, on April 9, 2014, the Company’s Board of Directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 40,000,000 shares of common stock to certain officers and members of the Company’s management. The shares are eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria are met, the shares then become eligible for vesting on a monthly basis.

Between January 16, 2014 and March 31, 2014, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $665,000, plus unpaid interest of $34,074 into an aggregate of 8,877,130 shares of the Company’s common stock.

On January 31, 2014, the Company’s Board of Directors appointed Mr. Byron Elton as director.  On February 10, 2014, in connection with Mr. Elton’s appointment, the Company issued to Mr. Elton 100,000 shares of its common stock and was recorded as compensation expense.

Between January 31, 2014 through March 31, 2014, the Company sold convertible promissory notes ("Notes") in the aggregate principal amount of $885,000. The Notes mature on various dates, nine months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at a conversion price range of the lesser of $0.20 to $0.22 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Notes amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes.

In March 2014, holders of warrants to purchase up to an aggregate of 3,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share delivered notices of election to exercise the warrants in full on a cash basis resulting in the issuance of 3,000,000 shares of the Company’s common stock for an aggregate purchase price of $450,000.

During the subsequent period through April 7, 2014, in connection with certain one-time make good agreements, the Company issued an aggregate of 434,223 shares of its common stock at a fair value of $96,254 to certain holders of its common stock.

During the subsequent period through April 15, 2014, the Company issued 6,213,340 shares of common stock for services at a fair value of $1,300,920. Included in the issuance of those shares, on April 9, 2014, we agreed to issue 2,160,000 shares of our common stock to a consultant in lieu of cash consideration.  In addition, on April 9, 2014, our board of directors authorized the issuance to consultants of an aggregate of 3,020,000 shares of our common stock in lieu of cash consideration including 1,000,000 shares of common stock to each of Robert Rashti and Eng Cheh Hong who beneficially own more than 5% of the outstanding shares of our common stock.