Form 10-Q
period 2014-03-31
ORIGINOIL INC
filed 2014-05-15
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2014

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of May 14, 2014 was 79,026,771.

PART I - FINANCIAL INFORMATION

ORIGINOIL, INC.
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$994,682	$821,448
Accounts receivable	22,962	-
Work in process	30,846	21,049
Prepaid expenses	32,661	34,531

TOTAL CURRENT ASSETS	1,081,151	877,028

NET PROPERTY AND EQUIPMENT	79,033	74,204

OTHER ASSETS
Other asset	37,038	40,000
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	51,155	54,117

TOTAL ASSETS	$1,211,339	$1,005,349

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$223,419	$114,803
Accrued expenses	148,143	262,518
Deferred income	-	50,000
Derivative liabilities	3,821,957	1,031,484
Convertible promissory notes, net of discount of $1,032,803 and 971,964, respectively	1,040,321	953,989

Total Current Liabilities	5,233,840	2,412,794

Long Term Liabilities
Obligation to issue common stock	47,306	105,754

TOTAL LIABILITIES	5,281,146	2,518,548

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value;
25,000,000 authorized preferred shares	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized
68,084,274 and 53,664,505 shares issued and outstanding, respectively	6,808	5,366
Additional paid in capital	36,485,732	34,811,538
Accumulated deficit	(40,562,347)	(36,330,103)

TOTAL SHAREHOLDERS' DEFICIT	(4,069,807)	(1,513,199)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,211,339	$1,005,349

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Sales	$159,410	$-

Cost of Goods Sold	105,970	-

Gross Profit	53,440	-

Operating Expenses
Selling and general and administrative expenses	1,265,851	723,828
Research and development	246,847	212,775
Depreciation and amortization expense	3,856	3,348

Total Operating Expenses	1,516,554	939,951

Loss from Operations	(1,463,114)	(939,951)

OTHER INCOME/(EXPENSE)
Realized gain on investment	6,353	-
Gain on extinguishment of derivative liability	1,351,542	(79,520)
Loss on change in derivative liability	(3,485,259)	(782,249)
Commitment fee	-	(358,187)
Interest expense	(641,766)	(487,569)

TOTAL OTHER INCOME/(EXPENSE)	(2,769,130)	(1,707,525)

NET LOSS	$(4,232,244)	$(2,647,476)

BASIC LOSS PER SHARE	$(0.07)	$(0.14)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	59,021,011	18,323,344

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
STATEMENT OF SHAREHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	53,664,505	$5,366	$34,811,538	$(36,330,103)	$(1,513,199)

Common stock issued at fair value for services	-	-	1,587,383	159	320,230	-	320,389

Common stock issuance for conversion of debt	-	-	9,553,162	955	785,947	-	786,902

Common stock issued upon exercise of warrants	-	-	3,000,000	300	449,700	-	450,000

Common stock issuance of supplemental shares	-	-	279,224	28	58,420	-	58,448

Stock and warrant compensation cost	-	-	-	-	59,897	-	59,897

Net loss for the three months ended March 31, 2014	-	-	-	-	-	(4,232,244)	(4,232,244)

Balance at March 31, 2014	-	$-	68,084,274	$6,808	$36,485,732	$(40,562,347)	$(4,069,807)

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,232,244)	$(2,647,476)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	3,856	3,348
Gain on sale of investment	(6,353)	-
Common stock and warrants issued for services	320,389	154,898
Stock and warrant compensation expense	59,897	30,644
Change in valuation of derivative liability	3,485,259	782,249
Debt discount and original issue discount recognized as interest expense	595,917	427,134
Commom stock issued for interest on debt	49,073	-
(Gain)/loss on extinguishment of derivative liability	(1,351,542)	79,520
Non cash commitment fee expense	-	358,187
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(22,962)	-
Prepaid expenses	1,870	(4,132)
Work in progress	(9,797)	(21,136)
Other asset	2,500	1,200
Increase (Decrease) in:
Accounts payable	108,616	36,970
Accrued expenses	(114,375)	53,684
Deferred income	(50,000)	5,000

NET CASH USED IN OPERATING ACTIVITIES	(1,159,896)	(739,910)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(8,685)	(2,656)
Patent expenditures		(49,399)
Proceeds from sale of investment, at cost	6,815	-

CASH USED IN INVESTING ACTIVITIES	(1,870)	(52,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	885,000	335,000
Proceeds for issuance of common stock	450,000	207,533

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,335,000	542,533

NET INCREASE/(DECREASE) IN CASH	173,234	(249,432)

CASH BEGINNING OF PERIOD	821,448	507,355

CASH END OF PERIOD	$994,682	$257,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$5,262
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Fair value of derivative liability recorded as valuation discount	$656,756	$-
Common stock issued for conversion of notes	$786,902	$53,872
Common stock issued for supplemental shares	$58,448	$-

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

1.    Basis of Presentation

The accompanying unaudited condensed financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern
The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended March 31, 2014, the Company did not generate significant revenue, incurred a net loss of $4,232,244 and cash used in operations of $1,159,896.  As of March 31, 2014, the Company had a working capital deficiency of $4,152,689 and a shareholders’ deficit of $4,069,807.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2013 expressed substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the three months ended March 31, 2014, the Company obtained funds from the issuance of convertible note agreements and from the exercise of its common stock warrants. The Company also has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes this funding will continue from its current investors and from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stock holders, in case of equity financing.

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

Loss per Share Calculations
Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended March 31, 2014, the Company has excluded 1,946,705 exercisable options, 40,711,474 warrants outstanding, and notes convertible into 24,281,928 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy.

	(Level 1)	(Level 2)	(Level 3)

Derivative Liability,March 31, 2014	$-	$-	$3,821,957
Derivative Liability, December 31, 2013	$-	$-	$1,031,484

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

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the period ended March 31, 2014, and no pronouncements were believed by management to have a material impact on the Company’s present or future financial statements.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.           CONVERTIBLE PROMISSORY NOTES

    Convertible promissory notes payable consist of the following as of March 31, 2014 and December 31, 2013:

Balance as of	March 31, 2014	December 31, 2013

Convertible Promissory Notes (a)	$1,750,000	$1,530,000
OID Notes (b)	273,124	273,125
Securities Purchase Agreement (c)	50,000	122,828

Total Notes	2,073,124	1,925,953
Debt Discount	(1,032,803)	(971,964)

	$1,040,321	$953,989

(a)  Convertible Promissory Notes
As of March 31, 2014 and December 31, 2013, the Company had outstanding $1,750,000 and $1,530,000, respectively, of unsecured convertible Notes to investors (the “Convertible Promissory Notes” or “Notes”). The Notes mature nine months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices range of the lesser of $0.20 to $0.30 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes.

During the three months ended March 31, 2014, the Company issued an additional $885,000 of these Notes, and converted $665,000 in aggregate principal, plus accrued interest of $34,073 into 8,877,130 shares of common stock. As of March 31, 2014, the Notes remaining balance of $1,750,000 are due at various times through December 26, 2014.

(b)   OID Notes
As of March 31, 2014 and December 31, 2013, the remaining balance of the OID Notes was $273,125. The Notes are unsecured convertible promissory notes (the “OID Notes”), that includes an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and have various due dates through September 19, 2014. The OID Notes are convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. In addition, so long as the OID Notes or other convertible note transactions currently in effect between the Company and the holders are outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holders in these OID Notes, then such additional or more favorable term shall at the OID Notes holders’ option become a part of any or all of the outstanding OID Notes with the holders. On January 16, 2014, a holder of a note with a more favorable term converted that note at a price of $0.07875, which became part of the OID Notes due to the reset provision mentioned above. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the OID Notes.

(c)    Securities Purchase Agreement
On June 20, 2012, the Company received an initial advance of $100,000. The funds were received in consideration of the sale of a 10% unsecured convertible promissory note, with an aggregate sum of $400,000, plus warrants to purchase an aggregate of up to 615,385 shares of the Company’s common stock at a purchase price of $0.65 per share. The note originally matured six months from the date of each purchase made under the note, and bore interest at a rate of 10% per annum, which increased to 15% when the note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65.

On February 15, 2013, the Company and the lender entered into an amendment to the note providing for, among other things, an extension of the maturity date of the note until July 21, 2013 and the amendment of the conversion price of the note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion. At December 31, 2013, the unpaid advances under the securities purchase agreement amounted to $122,828. During the three months ended March 31, 2014, the lender converted $72,828 of the convertible notes, plus accrued interest of $15,000, leaving a remaining principal balance of $50,000, which is due on January 10, 2015. During the three months ended March 31, 2014, the Company recognized interest expense of $7,500.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

3.    CONVERTIBLE NOTES PAYABLE (Continued)

The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes.

Conversion feature of the notes
The agreements governing the convertible notes discussed above (notes (a), (b) and (c), includes an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Convertible Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Convertible Notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the initial fair value of these conversion features as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the embedded conversion feature of the Convertible Notes issued during the three months ended March 31, 2014 to be $656,756. These amounts were determined by management with the use of weighted average Black-Scholes Merton option pricing model. As such, the Company recorded a $656,756 valuation discount upon issuance of the notes. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the three months ended March 31, 2014, the Company included $595,917 of interest relating to the amortization of these discounts, and as of March 31, 2014, the unamortized balance of the note discount was $1,032,803.

4.    DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which did not have fixed settlement provisions were deemed to be derivative instruments. As a result, certain convertible notes issued related to the private placement described in Notes 3 do not have fixed settlement provisions because their conversion prices may be lowered if the Company issues securities at lower prices in the future. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the three months ended March 31, 2014, as a result of convertible notes (“Notes”) we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $656,756, based upon a Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the three months ended March 31, 2014, $786,902 of convertible notes and accrued interest were converted.  As a result of the conversion of these notes, the Company recorded a gain of $1,351,542 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the three months ended March 31, 2014, the Company recognized a loss of $3,485,259 to account for the change in fair value of the derivative liabilities.  At March 31, 2014, the fair value of the derivative liability was $3,821,957.

For purpose of determining the fair market value of the derivative liability for the embedded conversion feature, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	as of March 31, 2014	as of December 31, 2013
Convertible Notes	3,821,957	1,031,484
Risk free interest rate	.05% - .13%	.05% - .72%
Stock volatility factor	99% - 133%	86.88% - 101.0%
Weighted average expected option life	6 - 9 months	6 months - 4 years
Expected dividend yield	None	None

5.            CAPITAL STOCK

During the three months ended March 31, 2014, the Company issued 1,587,383 shares of common stock for services with prices ranging from $0.20 up to $0.21 with a total fair value of $320,389.  The shares issued were valued at the trading price at the date of the agreement.

During the three months ended March 31, 2014, the Company issued 9,553,162 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $737,828, plus interest in the amount of $49,074, based upon conversion prices of $0.08 up to $0.14.

During the three months ended March 31, 2014, the Company issued 3,000,000 shares of common stock upon exercise of 3,000,000 warrants for cash in the amount of $450,000.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

5.            CAPITAL STOCK (Continued)

Issuance of supplemental shares
During the year ended December 31, 2013, the Company raised aggregate proceeds of $2,267,542 from the sale of 12,274,616 units of common stock and warrants. Subsequent to sale of the common stock units discussed above, the Company entered into a supplemental agreement with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber  (the  "Adjustment  Period"), the  market  price  (as  defined  below)  of the Company's common stock is less than the price per share,  then the price per  share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10)  consecutive trading days during the Adjustment Period.

The Company considered the effects of the above and determined that as of December 31, 2013 it should record a provision to reflect its potential obligation to issue such shares.  The Company is accounting for this liability as of each reporting period until the defined adjustment period has terminated.  Based upon its calculation, the Company recorded an obligation at December 31, 2013, to issue shares with a fair value of $105,754. During the period ended March 31, 2014, the Company issued 279,224 of these shares, which has reduced its liability to $47,306 as of March 31, 2014.

6.            OPTIONS AND WARRANTS

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

During the three months ended March 31, 2014, the Company did not grant any incentive stock options but recognized compensation costs of $59,897 based on the fair value of the options vested for the period ended March 31, 2014, which is included in the general and administrative expense on the Statement of Operations, and the remaining unvested stock compensation of $539,743 as of March 31, 2014 will be amortized in future periods.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

6.            OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	March 31, 2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,684,643	$0.53
Granted	-	-
Exercised	-	-
Forfeited/Expired	(295,000)	0.65
Outstanding, end of period	4,389,643	$0.53
Exercisable at the end of period	1,946,705	$0.44
Weighted average fair value of
options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of  March 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 7.20	1,606,978	1,003,080	1.48 - 9.46
$0.29 - 0.44	2,782,665	943,625	9.46
	4,389,643	1,946,705

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2014 based on the grant date fair value estimated.

Warrants

During the three months ended March 31, 2014, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:
	March 31, 2014
		Weighted
		average
		exercise
	Options	price
Outstanding -Janaury 1, 2014	42,033,596	$0.31
Granted	-	-
Exercised	(3,000,000)	0.15
Forfeited	-	-
Outstanding - March 31, 2014	39,033,596	$0.31

At March 31, 2014, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	37,355,718	37,355,718	0.75 - 4.21
$0.26 - 5.70	866,362	866,362	1.35 - 4.47
$0.90 - 10.20	811,516	811,516	0.50 - 8.88
	39,033,596	39,033,596

The intrinsic value of the outstanding warrants at March 31, 2014 was $1,740,000.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

7. SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On January 10, 2014, the Company’s Board of Directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 45,000,000 shares of common stock to certain key management members of the Company. The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares then become eligible for vesting on a monthly basis. On April 5, 2014, and prior to the issuance or vesting of any of the shares, each of the grantees mutually agreed with the Company to the termination of the restricted stock grant agreements entered into on January 10, 2014. Subsequently, on April 9, 2014, the Company’s Board of Directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 40,000,000 shares of common stock to certain key management members of the Company which was amended again on May 12, 2014 to increase the shares from 40,000,000 to 62,500,000. The shares are eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria are met, the shares then become eligible for vesting on a monthly basis.

Between April 16, 2014 and May 12, 2014, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $185,000, plus unpaid interest of $10,025 into an aggregate of 2,476,504 shares of the Company’s common stock.

During the subsequent period through April 16, 2014, in connection with certain one-time make good agreements, the Company issued an aggregate of 163,924 shares of its common stock at a fair value of $32,824 to certain holders of its common stock.

On April 22, 2014, holders of warrants to purchase up to an aggregate of 2,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share delivered notice of election to exercise the warrants in full on a cash basis resulting in the issuance of 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $300,000. Such holders are affiliates of a beneficial owner of more than 5% of the Company's outstanding shares of common stock.

During the subsequent period through May 1, 2014, the Company issued 6,302,069 shares of common stock for services at a fair value of $1,277,001. Included in the issuance of those shares, on April 9, 2014, we issued 2,160,000 shares of our common stock to a consultant in lieu of cash consideration. In addition, between April 9, 2014 and May 12, 2014, we issued to consultants an aggregate of 4,020,000 shares of our common stock in lieu of cash consideration including 1,000,000 shares of common stock to Eng Cheh Hong and 2,000,000 shares of common stock to Robert Rashti who each beneficially own more than 5% of the outstanding shares of our common stock.

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

Recent Developments

●	On January 8, 2014, we announced that we have agreed to supply our water management solutions to a new East Asian hydroponics venture backed by Orix Corp., Japan’s largest financial services and leasing company.

●	On January 21, 2014, we announced that Ennesys recently closed a funding round of 300,000 euros through Wicap Ennesys, a special vehicle created by French crowdfunding site Wiseed, multiplying our seed investment in the joint venture by thirty times.

●	On January 28, 2014, we announced that we will collaborate with Israel’s AquaGreen Fish Farms, Ltd to further streamline zero-discharge aquaculture systems for the production of chemical free seafood.

●	On February 11, 2014, we announced plans to open a satellite office in the Houston, Texas “Energy Corridor” to be headed by veteran Dow Chemical manager Bill Charneski who has been named general manager of our Petro unit and will divide his time between the Los Angeles headquarters and the new office.

●	On March 5, 2014, we announced that the National Algae Association (NAA) has selected our entry-level algae harvester for its model demonstration site, which features best-of-breed algae production systems in permanent operation.

●	On April 15, 2014, we announced that we recently agreed to a collaborative exchange of equipment and information with the Catalina Sea Ranch, the first offshore shellfish ranch in U.S. Federal waters.

●	On April 22, 2014, we announced a series of showcases to demonstrate the successful removal of frac flowback and produced water pollutants with the P1000 demonstration-scale unit. The roadshow will begin in May on Colorado’s Western Slope and continue on to Texas and California.

●	On April 30, 2014, we announced that weekly demonstrations of our algae harvesting process at Houston’s National Algae Association (NAA) are popular draws for new algae producers now investing in commercial-scale algae production systems.

●	On May 7, 2014, we announced that we intend to pursue growth through acquisition of one or more service companies with proven ability to treat frac flowback and produced water in the oil and gas industry.

●	On May 14, 2014, we announced plans to launch a product line that can treat frack water from end to end. This product, CLEAN-FRAC™, is based on our P1000 platform, which is designed to process 1000 barrels per day of frac flowback and produced water.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2014, and no pronouncements believed by management to have a material impact on the Company’s present or future financial statements.

  Results of Operation

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenue and Cost of Sales

Revenue for the three months ended March 31, 2014 and 2013 was $159,410 and $0, respectively. Cost of sales for the three months ended March 31, 2014 and 2013 were $105,970 and $0, respectively. The increase in revenue and cost of sales for the current period was due to an increase in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $542,023 to $1,265,851 for the three months ended March 31, 2014, compared to $723,828 for the three months ended March 31, 2013. The increase in SG&A expenses was due primarily to an increase in investor relations and marketing of $377,347 of which $216,920 of the increase was non-cash for shares issued for services, an increase in non-cash stock compensation expense of $29,253, professional fees of $57,033, outside services of $63,306, with an overall increase in SG&A of $15,084.

            Research and Development Cost

Research and development (“R&D”) cost increased by $34,072 to $246,847 for the three months ended March 31, 2014, compared to $212,775 for the three months ended March 31, 2013. The increase in overall R&D costs was primarily due to an increase in material supplies and testing for algae appliances and fracking research.

Other Income and (Expense)

Other income and (expense) increased by $1,061,605 to ($2,769,130) for the three months ended March 31, 2014, compared to ($1,707,525) for the three months ended March 31, 2013. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $1,271,948 and an increase in interest expense of $154,197, offset by a decrease in commitment fees of $358,187 and a gain on investment of $6,353.

Net Loss

Our net loss increased by $1,584,768 to $4,232,244 for the three months ended March 31, 2014, compared to a net loss of $2,647,476 for the three months ended March 31, 2014. The majority of the increase in net loss was due to an increase in other income and expenses in the amount of $1,061,605 and SG&A expenses of $542,023.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the three months ended March 31, 2014, we did not generate significant revenue, incurred a net loss of $4,232,244 and cash used in operations of $1,159,896. As of March 31, 2014, we had a working capital deficiency of $4,152,689 and a shareholders’ deficit of $4,069,807. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2013 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the three months ended March 31, 2014, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At March 31, 2014 and December 31, 2013, we had cash of $994,682 and $821,448, respectively and working capital deficit of $4,152,689 and $1,535,766, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, accounts receivable, work-in-process, and accounts payable, with a decrease in prepaid expenses, other assets, accrued expenses and deferred income.

During the first quarter of 2014, we raised an aggregate of $885,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,159,896 for the three months ended March 31, 2014, compared to $739,910 for the prior period ended March 31, 2013. The increase of $419,986 in cash used in operating activities was due to the net decrease in prepaid expenses, work in process, accounts payable and deferred income, with an increase in accounts receivable, accrued expenses, and net loss. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $1,870 for the three months ended March 31, 2014, as compared to $52,055 for the prior period ended March 31, 2013. The net decrease in cash used in investing activities was due to a decrease in patent expenditures and research equipment, with an increase in the purchase of fixed assets, and the partial sale of an investment compared to the prior period.

Net cash flows provided by financing activities was $1,335,000 for the three months ended March 31, 2014, as compared to $542,533 for the prior period ended March 31, 2013. The increase in cash provided by financing activities was due to an increase in debt financing with the issuance of convertible notes. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of convertible debt together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation over the next 9 months, due to our cash on hand, growing revenue, and our ability to raise money from our investor base.  Based on the aforesaid, we believe we have the ability to continue our operations for the foreseeable future and will be able to realize assets and discharge liabilities in the normal course of operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in our Form 8-K filed with the SEC on January 16, 2014, on January 10, 2014, our Board of Directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 45,000,000 shares of common stock including 30,000,000 shares to T. Riggs Eckelberry, our Chief Executive Officer and Chairman, 7,500,000 shares to Nicholas Eckelberry, a co-founder and brother of T. Riggs Eckelberry, 3,750,000 shares to William Charneski, our General Manager, Petro Division and 3,750,000 shares to Jean-Louis Kindler, our Chief Commercial Officer and director. Prior to the issuance or vesting of any of the shares, each of the grantees mutually agreed with us to the termination of the restricted stock grant agreements. Subsequently, and as previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2014, on April 9, 2014, our Board of Directors authorized the entering into of new restricted stock grant agreements (the “RSGAs”) providing for the grant of an aggregate of 40,000,000 shares of common stock to certain officers and members of our management including 20,000,000 shares to T. Riggs Eckelberry, 7,500,000 shares to Nicholas Eckelberry, 4,200,000 shares to William Charneski and 5,000,000 shares to Jean-Louis Kindler. The purpose of the RSGAs was to create management incentives to improve our economic performance and to increase our value and stock price. All shares issuable under the RSGAs are performance shares and none have yet vested nor been issued.

On May 12, 2014, our Board of Directors authorized further amendments to the RSGAs providing for (i) the increase of the total size of the RSGA grants from 40,000,000 to 62,500,000, (ii) the increase of the size T. Riggs Eckelberry’s grant from 20,000,000 to 40,000,000 and the increase of Mr. Eckelberry’s lock up period from one year to three years after vesting and issuance, and (iii) the increase of the size of Nicholas Eckelberry’s grant from 7,500,000 to 10,000,000. In addition, in view of the fact that the grantees of the restricted stock grants had not yet executed RSGAs, our Board of Directors authorized the replacement of the forms of RSGA for T. Riggs Eckelberry and all other grantees to reflect the amendments.

Copies of the forms of RSGAs for T. Riggs Eckelberry and all other grantees are attached hereto as Exhibits 10.1 and 10.2, respectively and incorporated herein by reference.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Consultant Issuances

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

Between April 17, 2014 and May 12, 2014, we entered into agreements for the issuance of an aggregate of 1,176,112 shares of our common stock in lieu of cash consideration including 1,000,000 shares of common stock to Robert Rashti, who beneficially owns more than 5% of our outstanding shares of common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Conversion of Notes

Between April 16, 2014 and May 12, 2014, holders of convertible promissory notes converted an aggregate principal and interest amount of $195,025 into an aggregate of 2,476,504 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

Make Good Issuances

In connection with a one-time make good agreement, on April 16, 2014, a holder of shares of our common stock submitted an exercise notice resulting in the issuance of 8,924 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

Warrant Exercises

On April 22, 2014, affiliates of Mr. Rashti, who beneficially own more than 5% of our outstanding shares of common stock, delivered notices of election to exercise warrants on a cash basis resulting in the issuance of an aggregate of 2,000,000 shares of our common stock for an aggregate purchase price of $300,000.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Restricted Stock Option Agreement (CEO)
10.2	Form of Restricted Stock Option Agreement (Senior Management other than CEO)
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
May 15, 2014