Form 10-Q
period 2014-06-30
ORIGINOIL INC
filed 2014-08-14
CIK 1419793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2014

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
Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of August 13, 2014 was 88,020,994.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ORIGINOIL, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$652,594	$821,448
Work in progress	73,302	21,049
Prepaid expenses	23,844	34,531

TOTAL CURRENT ASSETS	749,740	877,028

NET PROPERTY AND EQUIPMENT	77,445	74,204

OTHER ASSETS
Other asset	37,038	40,000
Trademark	4,467	4,467
Security deposit	10,247	9,650

TOTAL OTHER ASSETS	51,752	54,117

TOTAL ASSETS	$878,937	$1,005,349

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$276,491	$114,803
Accrued expenses	151,853	262,518
Deferred income	-	50,000
Derivative liabilities	5,883,430	1,031,484
Convertible promissory notes, net of discount of $698,151 and 971,964, respectively	1,599,973	953,989

Total Current Liabilities	7,911,747	2,412,794

Long Term Liabilities
Obligation to issue common stock	-	105,754

TOTAL LIABILITIES	7,911,747	2,518,548

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
1,000 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized
83,222,229 and 53,664,505 shares issued and outstanding, respectively	8,322	5,366
Additional paid in capital	38,673,082	34,811,538
Accumulated deficit	(45,714,214)	(36,330,103)

TOTAL SHAREHOLDERS' DEFICIT	(7,032,810)	(1,513,199)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$878,937	$1,005,349

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$-	$100,000	$159,410	$100,000

Cost of Goods Sold	-	30,644	105,970	30,644

Gross Profit	-	69,356	53,440	69,356

Operating Expenses
Selling and general and administrative expenses	2,435,225	936,834	3,701,076	1,660,661
Research and development	232,590	224,576	479,437	437,351
Depreciation and amortization expense	4,115	3,407	7,971	6,755

Total Operating Expenses	2,671,930	1,164,817	4,188,484	2,104,767

Loss from Operations	(2,671,930)	(1,095,461)	(4,135,044)	(2,035,411)

OTHER INCOME/(EXPENSE)
Realized gain on investment	-	-	6,353	-
Loss on change in derivative liability	(1,817,609)	(1,474,359)	(3,951,326)	(2,336,128)
Commitment fee	(38,540)	(426,477)	(38,540)	(784,664)
Interest expense	(623,788)	(300,608)	(1,265,554)	(788,177)

TOTAL OTHER INCOME/(EXPENSE)	(2,479,937)	(2,201,444)	(5,249,067)	(3,908,969)

NET LOSS	$(5,151,867)	$(3,296,905)	$(9,384,111)	$(5,944,380)

BASIC LOSS PER SHARE	$(0.07)	$(0.12)	$(0.14)	$(0.26)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	77,341,561	27,826,639	68,231,895	23,133,809

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	-	53,664,505	$5,366	$34,811,538	$(36,330,103)	$(1,513,199)

Common stock issued at fair value for services	-	-	8,149,994	815	1,645,575	-	1,646,390

Common stock issuance for conversion of debt	-	-	15,607,747	1,561	1,218,578	-	1,220,139

Common stock issued upon exercise of warrants	-	-	5,000,000	500	749,500	-	750,000

Common stock issuance of supplemental shares	-	-	799,983	80	144,213	-	144,293

Preferred stock issued	1,000	-	-	-	-	-	-

Stock and warrant compensation cost	-	-	-	-	103,678	-	103,678

Net loss for the six months ended June 30, 2014	-	-	-	-	-	(9,384,111)	(9,384,111)

Balance at June 30, 2014	1,000	$-	83,222,229	$8,322	$38,673,082	$(45,714,214)	$(7,032,810)

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,384,111)	$(5,944,380)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	7,971	6,755
Gain on sale of investment	(6,353)	-
Common stock and warrants issued for services	1,646,390	308,427
Stock and warrant compensation expense	103,678	76,763
Change in valuation of derivative liability	3,951,326	2,336,128
Debt discount and original issue discount recognized as interest expense	1,174,432	705,044
Non cash commitment fee expense	38,540	784,664
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	(20,000)
Prepaid expenses	10,687	24,072
Work in procress	(52,253)	937
Other asset	1,903	1,200
Increase (Decrease) in:
Accounts payable	161,688	26,223
Accrued expenses	(33,355)	101,487
Deferred income	(50,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,429,457)	(1,592,680)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(11,212)	(3,621)
Patent expenditures	-	(80,116)
Proceeds from sale of investment, at cost	6,815	-

CASH USED IN INVESTING ACTIVITIES	(4,397)	(83,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for unsecured debt	-	(10,000)
Proceeds from convertible promissory notes	1,515,000	815,000
Proceeds for issuance of common stock	750,000	2,102,542

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,265,000	2,907,542

NET INCREASE/(DECREASE) IN CASH	(168,854)	1,231,125

CASH BEGINNING OF PERIOD	821,448	507,355

CASH END OF PERIOD	$652,594	$1,738,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,282	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued for cashless exercise of warrants	$-	$33
Common stock issued for conversion of debt	$1,220,139	$1,276,442
Common stock issued for supplemental shares	$144,293	$-

The accompanying notes are an integral part of these condensed financial statements.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

1.	ORGANIZATION

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

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern
The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

Loss per Share Calculations
Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended June 30, 2014, the Company has excluded 1,946,655 exercisable options, 33,663,474 warrants outstanding, and notes convertible into 33,471,074 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments
Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents the Company’s financial assets and liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014:

	(Level 1)	(Level 2)	(Level 3)

Derivative Liability,June 30, 2014	$-	$-	$5,883,430
Derivative Liability, December 31, 2013	$-	$-	$1,031,484

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$1,031,484
Fair value of derivative liabilities issued	900,620
Loss on change in derivative liability	3,951,326
Ending balance as of June 30, 2014	$5,883,430

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

Use of Estimates
The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, derivative liabilities and common stock issued for services, among other items. Actual results could differ from these estimates.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Recently Issued Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and has adopted the following;

On June 10, 2014, the Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

4.	CONVERTIBLE PROMISSORY NOTES

(a)  Convertible Promissory Notes

As of June 30, 2014, the Company had outstanding $2,025,000, of unsecured convertible Notes to investors (the “Convertible Promissory Notes” or “Notes”). The Notes mature nine months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices range of the lesser of $0.14 to $0.30 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. As of June 30, 2014, the notes are convertible at $0.0605 per share. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes.

During the six months ended June 30, 2014, the Company issued an additional $1,515,000 of these Notes, and converted $1,020,000 in aggregate principal, plus accrued interest of $54,811 into 14,340,615 shares of common stock. As of June 30, 2014, the Notes remaining balance of $2,025,000 are due at various times through March 13, 2015.

(b)   OID Notes
As of June 30, 2014, the remaining balance of the OID Notes was $273,125. The Notes are unsecured convertible promissory notes (the “OID Notes”), that includes an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and have various due dates through September 19, 2014. The OID Notes are convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. In addition, so long as the OID Notes or other convertible note transactions currently in effect between the Company and the holders are outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holders in these OID Notes, then such additional or more favorable term shall at the OID Notes holders’ option become a part of any or all of the outstanding OID Notes with the holders. On June 10, 2014, a holder of a note with a more favorable term converted a note at a price of $0.0605, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

4.	CONVERTIBLE NOTES PAYABLE (Continued)

(c)    Securities Purchase Agreement
On June 20, 2012, the Company received an initial advance of $100,000, plus warrants to purchase an aggregate of up to 153,846 shares of our common stock. The funds were received in consideration of the sale of a 10% unsecured convertible promissory note, with an aggregate sum of $400,000, plus warrants to purchase an aggregate of up to 615,385 shares of the Company’s common stock at a purchase price of $0.65 per share. The note originally matured six months from the date of each purchase made under the note, and bore interest at a rate of 10% per annum, which increased to 15% when the note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65.

On February 15, 2013, the Company and the lender entered into an amendment to the note providing for, among other things, an extension of the maturity date of the note until July 21, 2013 and the amendment of the conversion price of the note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion. The lender advanced another $250,000 under the securities purchase agreement and was issued 307,692 warrants to acquire shares of our common stock, bringing the total principal received under the note to $350,000. During the six months ended June 30, 2014, the lender converted $122,828 of the convertible notes, plus accrued interest of $22,500. During the six months ended June 30, 2014, the Company recognized interest expense of $7,500. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes.

Conversion feature of the notes
The agreements governing the convertible notes discussed above (notes (a), (b) and (c), includes an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Convertible Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion prices of the Convertible Notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the embedded conversion feature of the Convertible Notes issued during the six months ended June 30, 2014 to be $900,620. These amounts were determined by management with the use of weighted average Black-Scholes option pricing model. As such, the Company recorded a $900,620 valuation discount upon issuance of the notes. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the six months ended June 30, 2014, the Company included $1,174,432 of interest relating to the amortization of these discounts.

5.	DERIVATIVE LIABILITIES

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

During the six months ended June 30, 2014, as a result of convertible notes (“Notes”) we issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $900,620, based upon a Black-Sholes-Merton calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended June 30, 2014, approximately $1,220,139 of convertible notes and accrued interest were converted.  As a result of the conversion of these notes, the Company recorded a gain of $1,999,015 due to the extinguishment of the corresponding derivative liability.  Furthermore, during the six months ended June 30, 2014, the Company recognized a loss of $5,950,341 to account for the change in fair value of the derivative liabilities.  At June 30, 2014, the fair value of the derivative liability was $5,883,430.

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

5.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion feature, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.03% - .13%
Stock volatility factor	31% - 133%
Weighted average expected option life	6 - 9 months
Expected dividend yield	None

6.	CAPITAL STOCK

Preferred Stock

On May 29, 2014, the Board of Directors of OriginOil, Inc. (the “Company”) authorized the issuance of 1,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry.

On June 3, 2014, the Company filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock. The shares of Series A Preferred Stock have a par value of $0.0001 per share. The Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

For so long as any shares of the Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right, on or after June 26, 2014,  to vote in an amount equal to 51% of the total vote (representing a super majority voting power) increasing the authorized share capital of the Company.  Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series A Preferred Stock.  For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of such shareholder vote, the holders of the Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,408 shares, out of a total number of 20,408 shares voting.

The shares of the Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following: (i) September 1, 2014, (ii) on the date that Mr. Eckelberry ceases, for any reason, to serve as officer, director or consultant of the Company, or (iii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series A Preferred Stock set forth in this Certificate of Designation.

Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Common Stock
During the six months ended June 30, 2014, the Company issued 8,149,994 shares of common stock for services with prices ranging from $0.20 up to $0.21 with a total fair value of $1,643,804.

During the six months ended June 30, 2014, the Company issued 15,607,747 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $1,142,828, plus interest in the amount of $77,311, based upon conversion prices of $0.08 up to $0.14.

During the six months ended June 30, 2014, the Company issued 5,000,000 shares of common stock upon exercise of warrants for cash in the amount of $750,000.

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

6.	CAPITAL STOCK (Continued)

The company considered the effects of the above and determined that as of December 31, 2013 it should record a provision to reflect its potential obligation to issue such shares.  The Company is accounting for this liability as of each reporting period until the defined adjustment period has terminated.  Based upon its calculation, the company recorded an obligation at December 31, 2013, to issue shares with a fair value of $105,754. During the six months ended June 30, 2014, the Company issued 799,983 of these shares, which has reduced its liability.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

7.	OPTIONS AND WARRANTS (Continued)

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

During the six months ended June 30, 2014, the Company did not grant any incentive stock options, but recognized compensation costs of $103,678 based on the fair value of the options vested for the six months ended June 30, 2014.

A summary of the Company’s stock option activity and related information follows:

	June 30, 2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,684,643	$0.53
Granted	-	-
Exercised	-	-
Forfeited/Expired	(1,000,000)	0.45
Outstanding, end of period	3,684,643	$0.49
Exercisable at the end of period	1,946,705	$0.46
Weighted average fair value of
options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of  March 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 7.20	1,351,978	987,488	1.48 - 9.46
$0.29 - 0.44	2,332,665	958,166	9.46
	3,684,643	1,945,654

The intrinsic value of the outstanding options, as of June 30, 2014 was $0, as they are underwater.

Warrants

During the six months ended June 30, 2014, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	June 30, 2014
		Weighted
		average
		exercise
	Options	price
Outstanding -January 1, 2014	43,711,474	$0.31
Granted	-	-
Exercised	(5,000,000)	0.15
Forfeited	(5,048,000)	0.19
Outstanding - June 30, 2014	33,663,474	$0.27

ORIGINOIL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014

7.	OPTIONS AND WARRANTS (Continued)

At June 30, 2014, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	31,985,596	31,985,596	0.50 - 3.96
$0.26 - 5.70	866,362	866,362	1.10 - 4.22
$0.90 - 10.20	811,516	811,516	0.00 - 8.39
	33,663,474	33,663,474

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On April 9, 2014, the Company’s board of directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 40,000,000 shares of common stock to certain key management members of the Company which was amended on May 12, 2014 to increase the shares from 40,000,000 to 62,500,000. The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares would then become eligible for vesting on a monthly basis.  On August 13, 2014, and prior to the issuance of any of the shares, each of the grantees mutually agreed with the Company to the termination of the restricted stock grant agreements entered into on April 9, 2014 and amended on May 12, 2014.

Between July 9, 2014 and August 5, 2014, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $255,000, plus unpaid interest of $16,249 into an aggregate of 4,483,460 shares of the Company’s common stock.

During the subsequent period through July 28, 2014, in connection with certain one-time make good agreements, the Company issued an aggregate of 260,566 shares of its common stock at a fair value of $50,928 to certain holders of its common stock.

During the subsequent period through August 1, 2014, the Company issued 54,739 shares of common stock for services at a fair value of $9,582.

On August 13, 2014, the Company’s board of directors authorized the issuance of up to 5,000,000 shares of common stock in lieu of cash consideration to a consultant.

On August 14, 2014, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to increase the total number of authorized shares of common stock from 250,000,000 to 1,000,000,000 shares.

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

We have only been engaged in our current and proposed business operations since June 2007. While continuing to engage in research and development, we recently moved into the commercialization phase of our business plan

Recent Developments

●	On January 8, 2014, we announced that we have agreed to supply our water management solutions to a new East Asian hydroponics venture backed by Orix Corp., Japan’s largest financial services and leasing company.

●	On January 21, 2014, we announced that Ennesys recently closed a funding round of 300,000 euros through Wicap Ennesys, a special vehicle created by French crowdfunding site Wiseed, multiplying our seed investment in the joint venture by thirty times.

●	On January 28, 2014, we announced that we will collaborate with Israel’s AquaGreen Fish Farms, Ltd to further streamline zero-discharge aquaculture systems for the production of chemical free seafood.

●	On February 11, 2014, we announced plans to open a satellite office in the Houston, Texas “Energy Corridor” to be headed by veteran Dow Chemical manager Bill Charneski who has been named general manager of our Petro unit and will divide his time between the Los Angeles headquarters and the new office.

●	On March 5, 2014, we announced that the National Algae Association (NAA) has selected our entry-level algae harvester for its model demonstration site, which features best-of-breed algae production systems in permanent operation.

●	On April 15, 2014, we announced that we recently agreed to a collaborative exchange of equipment and information with the Catalina Sea Ranch, the first offshore shellfish ranch in U.S. Federal waters.

●	On April 22, 2014, we announced a series of showcases to demonstrate the successful removal of frac flowback and produced water pollutants with the P1000 demonstration-scale unit. The roadshow will begin in May on Colorado’s Western Slope and continue on to Texas and California.

●	On April 30, 2014, we announced that weekly demonstrations of our algae harvesting process at Houston’s National Algae Association (NAA) are popular draws for new algae producers now investing in commercial-scale algae production systems.

●	On May 7, 2014, we announced that we intend to pursue growth through acquisition of one or more service companies with proven ability to treat frac flowback and produced water in the oil and gas industry.

●	On May 14, 2014, we announced plans to launch a product line that can treat frack water from end to end. This product, CLEAN-FRAC™, is based on our P1000 platform, which is designed to process 1000 barrels per day of frac flowback and produced water.

●	On May 21, 2014, we announced that Burgan One Commercia Establishment (BG-1) has signed a non-exclusive licensing agreement to design, manufacture and distribute water treatment products that incorporate OriginOil technology for the oil & gas and other waste treatment markets in the Middle East.

●	On May 29, 2014, our board of directors authorized the issuance of 1,000 shares of Series A Preferred Stock our Chief Executive Officer and Director, T. Riggs Eckelberry. The shares were subsequently issued following the filing of the Certificate of Designation for the Series A Preferred Stock on June 3, 2014. The shares have super-majority voting rights with respect to a shareholder vote increasing our authorized share capital.

●	On June 4, 2014, we announced that CLEAN-FRACTM 1000, our new demonstration-scale frac water treatment system, was shown to successfully remove oil and contaminants at a showcase for media, public officials and prospective customers.

●	On June 11, 2014, we announced that we recently demonstrated our ability to match laboratory performance in the field when we operated at a 1000 barrel per day capacity on contaminated water from a salt water disposal well in Western Colorado.

●	On June 16, 2014, we and TriSep Corporation, announced that our EWS, combined with TriSep’s iSep™ ultrafiltration (UF) membranes, effectively removes nearly all oil, turbidity, and bacteria, providing a full solution for drillers to efficiently recycle water flowing back from fracking and production.

●	On June 24, 2014, we announced that E3 Services and Solutions, LLC (E3), an acquirer and integrator of industrial technologies in fuel, food and health sectors, has agreed to license EWS for integration in systems designed to reclaim water from hydraulic fracturing and industrial operations.

●	On July 2, 2014, we demonstrated the very low energy cost of our Electro Water Separation™ (EWS) technology in treating frac flowback and produced water during large-scale testing at a salt water disposal well in Western Colorado.

●	On July 5, 2014, our board of directors dismissed Weinberg & Company, PA as our independent registered public accounting firm and appointed Liggett Vogt & Webb, PA as our new independent registered public accounting firm.

●	On July 10, 2014, we announced that in company testing, EWS was found to efficiently generate chlorine dioxide (CLO2), an important pre-treatment step for frac flowback and produced water and other applications.

●	On July 15, 2014, we announced that Pearl H20, an affiliate of PACE and our first licensee, installed a commercial scale 1200 bbl/day Pearl Blue™ treatment system last month for demonstration and began a performance testing phase for treating frac flowback and produced water from the Monterey shale formation.

●	On August 7, 2014, we announced the publication of independent laboratory results verifying dramatic effectiveness in treating flowback water at a rate greater than 1,000 barrels per day from a disposal site in Western Colorado.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2014, and adopted certain pronouncements, which are disclosed in the notes to the financial statements.

Results of Operation

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue and Cost of Sales

Revenue for the three months ended June 30, 2014 and 2013 was $0 and $100,000, respectively. Cost of sales for the three months ended June 30, 2014 and 2013 were $0 and $30,644, respectively.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment, but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $1,498,391 to $2,435,225 for the three months ended June 30, 2014, compared to $936,834 for the three months ended June 30, 2013. The increase in SG&A expenses was due primarily to an increase in marketing and advertising expense of $675,179 of which $501,545 of the increase was non-cash for shares issued for services, professional fees of $79,981, outside services of $770,194 for non-cash shares issued for services, offset by a decrease in salaries of $18,023, non-cash stock compensation expense of $2,338 and overall decrease in other SG&A expenses of $6,603.

            Research and Development Cost

Research and development (“R&D”) cost increased by $8,014 to $232,590 for the three months ended June 30, 2014, compared to $224,576 for the three months ended June 30, 2013. The increase in overall R&D costs was primarily due to an increase in material supplies and testing for EWS appliances and fracking research.

Other Income and (Expense)

Other income and (expense) increased by $278,493 to ($2,479,937) for the three months ended June 30, 2014, compared to ($2,201,444) for the three months ended June 30, 2013. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $343,250, amortization of debt discount in the amount of $300,607, and an increase in interest expense of $22,573, offset by a decrease in commitment fees of $387,937.

Net Loss

Our net loss increased by $1,854,962 to $5,151,867 for the three months ended June 30, 2014, compared to a net loss of $3,296,905 for the three months ended June 30, 2014. The majority of the increase in net loss was due to an increase in other income and expenses in the amount of $278,493 and SG&A expenses of $1,507,112, with a decrease in gross profit of $69,356.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Revenue and Cost of Sales

Revenue for the six months ended June 30, 2014 and 2013 was $159,410 and $100,000, respectively. Cost of sales for the six months ended June 30, 2014 and 2013 were $105,970 and $30,644, respectively. The increase in revenue and cost of sales for the current period was due to an increase in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $2,040,415 to $3,701,076 for the six months ended June 30, 2014, compared to $1,660,661 for the six months ended June 30, 2013. The increase in SG&A expenses was due primarily to an increase in marketing and advertising expense of $981,887 of which $728,520 of the increase was non-cash for shares issued for services, an increase in non-cash stock compensation expense of $120,498, professional fees of $137,015, outside services of $830,915 non-cash shares issued for services, with an overall decrease in other SG&A of $29,900.

Research and Development Cost

Research and development (“R&D”) cost increased by $42,086 to $479,437 for the six months ended June 30, 2014, compared to $437,351 for the six months ended June 30, 2013. The increase in overall R&D costs was primarily due to an increase in material supplies and testing for EWS appliances and fracking research.

Other Income and (Expense)

Other income and (expense) increased by $1,340,098 to ($5,249,067) for the six months ended June 30, 2014, compared to ($3,908,969) for the six months ended June 30, 2013. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $1,615,198, gain on investment of $6,353, amortization of debt discount of $469,388 and an increase in interest expense of $7,989, offset by a decrease in commitment fees of $746,124.

Net Loss

Our net loss increased by $3,439,731 to $9,384,111 for the six months ended June 30, 2014, compared to a net loss of $5,944,380 for the six months ended June 30, 2013. The majority of the increase in net loss was due to an increase in other income and expenses in the amount of $1,340,098 and SG&A expenses of $2,083,717, with a decrease in gross profit of $15,916.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2014, we did not generate significant revenue, incurred a net loss of $9,384,111 and cash used in operations of $2,429,457. As of June 30, 2014, we had a working capital deficiency of $7,162,007 and a shareholders’ deficit of $7,032,810. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2013 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the six months ended June 30, 2014, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At June 30, 2014 and December 31, 2013, we had cash of $652,594 and $821,448, respectively and working capital deficit of $7,032,810 and $1,535,766, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, accounts receivable, work-in-process, and accounts payable, with a decrease in prepaid expenses, other assets, accrued expenses and deferred income.

During the first six months of 2014, we raised an aggregate of $1,515,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,429,457 for the six months ended June 30, 2014, compared to $1,592,680 for the prior period ended June 30, 2013. The increase of $836,777 in cash used in operating activities was due to the net decrease in accounts receivable, prepaid expenses, other assets, accrued expenses, and deferred income, with an increase in work in process, accounts payable, and net loss due to an increase in non-cash accounts associated with the derivatives. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $4,397 for the six months ended June 30, 2014, as compared to $83,737 for the prior period ended June 30, 2013. The net decrease in cash used in investing activities was due to a decrease in patent expenditures and research equipment, with an increase in the purchase of fixed assets, and the partial sale of an investment compared to the prior period.

Net cash flows provided by financing activities was $2,265,000 for the six months ended June 30, 2014, as compared to $2,907,542 for the prior period ended June 30, 2013. The decrease in cash provided by financing activities was due to a decrease in equity financing offset by an increase in debt financing with the issuance of convertible notes. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consultant Grant

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On August 13, 2014, our board of directors authorized the issuance of up to 5,000,000 shares of our common stock in lieu of cash consideration to a consultant.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Cancellation of Management Restricted Stock Grant Awards

The following disclosure would have otherwise been filed on Form 8-K under the heading  “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:

As previously disclosed, on April 9, 2014 our board of directors authorized the entering into of restricted stock grant agreements providing for the grant of an aggregate of 40,000,000 shares of common stock to certain key management members (including T. Riggs Eckelberry, our Chief Executive Officer and Chairman,  Nicholas Eckelberry, our co-founder and brother of T. Riggs Eckelberry, William Charneski, our General Manager, Petro Division and Jean-Louis Kindler, our Chief Commercial Officer and director) which was amended on May 12, 2014 to increase the shares from 40,000,000 to 62,500,000. The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares would then become eligible for vesting on a monthly basis. On August 13, 2014, and prior to the issuance of any of the shares, each of the grantees mutually agreed with us to the termination of the restricted stock grant agreements entered into on April 9, 2014 and amended on May 12, 2014.

Increase of Authorized Shares of Common Stock

           The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” and “Item 5.07 Submission of Matters to a Vote of Security Holders”:

On August 14, 2014, we filed with the Secretary of State of the State of Nevada a Certificate of Amendment to increase the total number of authorized shares of our common stock from 250,000,000 to 1,000,000,000 shares.  A copy of the Certificate of Amendment is attached hereto as Exhibit 3.1, and incorporated by reference herein.

The increase in our authorized common stock was approved on August 13, 2014 by our board of directors and the shareholders holding 51% of the outstanding voting shares of common stock.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Form of Certificate of Amendment of OriginOil, Inc.
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
August 14, 2014