Form 10-Q
period 2014-09-30
ORIGINOIL INC
filed 2014-11-14
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2014

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

The number of shares of registrant’s common stock outstanding, as of November 13, 2014 was 95,821,319.

PART I - FINANCIAL INFORMATION ORIGINOIL, INC.

ORIGINOIL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$593,549	$821,448
Work in progress	181,958	21,049
Prepaid expenses	26,763	34,531

TOTAL CURRENT ASSETS	802,270	877,028

NET PROPERTY AND EQUIPMENT	81,245	74,204

OTHER ASSETS
Other asset	37,038	40,000
Trademark	4,467	4,467
Security deposit	10,247	9,650

TOTAL OTHER ASSETS	51,752	54,117

TOTAL ASSETS	$935,267	$1,005,349

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$74,965	$114,803
Accrued expenses	183,656	262,518
Deferred income	-	50,000
Derivative liabilities	6,116,754	1,031,484
Convertible promissory notes, net of discount of $775,818 and $971,964, respectively	2,340,837	953,989

Total Current Liabilities	8,716,212	2,412,794

Long Term Liabilities
Obligation to issue common stock	-	105,754

TOTAL LIABILITIES	8,716,212	2,518,548

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized
92,834,572 and 53,664,505 shares issued and outstanding, respectively	9,283	5,366
Preferred treasury stock, 1,000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	39,638,090	34,811,538
Accumulated deficit	(47,428,318)	(36,330,103)

TOTAL SHAREHOLDERS' DEFICIT	(7,780,945)	(1,513,199)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$935,267	$1,005,349

The accompanying notes are an integral part of these condensed financial statements

ORIGINOIL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales	$6,785	$40,500	$166,195	$140,500

Cost of Goods Sold	949	19,866	106,919	50,510

Gross Profit	5,836	20,634	59,276	89,990

Operating Expenses
Selling and general and administrative expenses	894,442	1,689,260	4,595,518	3,349,921
Research and development	276,358	318,244	755,795	755,595
Depreciation and amortization expense	4,550	4,508	12,520	11,263

Total Operating Expenses	1,175,350	2,012,012	5,363,833	4,116,779

Loss from Operations	(1,169,514)	(1,991,378)	(5,304,557)	(4,026,789)

OTHER INCOME/(EXPENSE)
Realized gain on investment	-	-	6,353	-
Fair value of discounted warrants	-	(645,398)	-	(645,398)
Gain/(Loss) on change in derivative liability	19,062	1,103,300	(3,932,264)	(1,232,828)
Commitment fee	(53,715)	(213,229)	(92,255)	(997,893)
Interest expense	(509,937)	(248,152)	(1,775,492)	(1,036,329)

TOTAL OTHER INCOME/(EXPENSE)	(544,590)	(3,479)	(5,793,658)	(3,912,448)

NET LOSS	$(1,714,104)	$(1,994,857)	$(11,098,215)	$(7,939,237)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)	$(0.15)	$(0.27)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	88,116,466	41,620,654	74,966,622	29,367,986

The accompanying notes are an integral part of these unaudited condensed financial statements

ORIGINOIL, INC.

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	-	53,664,505	$5,366	$34,811,538	$(36,330,103)	$(1,513,199)

Common stock issued at fair value for services	-	-	8,382,018	838	1,683,827	-	1,684,665

Common stock issuance for conversion of debt	-	-	24,633,152	2,463	1,763,714	-	1,766,177

Common stock issued upon exercise of warrants for cash	-	-	5,000,000	500	749,500	-	750,000

Common stock issuance of supplemental shares	-	-	1,109,531	111	197,897	-	198,008

Preferred stock issued	1,000	-	-	-	-	-	-

Preferred treasury stock	(1,000)	-	-	-	-	-	-

Common stock issued for purchase of asset	-	-	45,366	5	6,995	-	7,000

Beneficial conversion feature	-	-	-	-	277,160	-	277,160

Stock and warrant compensation cost	-	-	-	-	147,459	-	147,459

Net loss for the nine months ended September 30, 2014	-	-	-	-	-	(11,098,215)	(11,098,215)

Balance at September 30, 2014	-	$-	92,834,572	$9,283	$39,638,090	$(47,428,318)	$(7,780,945)

The accompany notes are an integral part of these unaudited condensed financial statement

ORIGINOIL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,098,215)	$(7,939,237)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	12,520	11,263
Gain on sale of investment	(6,353)	-
Common stock and warrants issued for services	1,684,665	793,751
Stock and warrant compensation expense	147,459	223,277
Change in valuation of derivative liability	3,932,264	943,375
Debt discount and original issue discount recognized as interest expense	1,626,313	922,152
Non cash commitment fee expense	92,255	1,320,810
Fair value of discounted warrants	-	704,575
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	-	5,000
Prepaid expenses	7,768	65,811
Work in progress	(160,909)	(28,934)
Other asset	1,903	1,200
Increase (Decrease) in:
Accounts payable	343,693	(20,245)
Accrued expenses	34,485	7,718
Deferred income	(50,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(3,432,152)	(2,989,484)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(12,562)	(45,089)
Patent expenditures	-	(131,477)
Proceeds from sale of investment, at cost	6,815	-

CASH USED IN INVESTING ACTIVITIES	(5,747)	(176,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for unsecured debt	-	(10,000)
Proceeds from convertible promissory notes	2,460,000	1,580,000
Proceeds for issuance of common stock	750,000	2,387,271

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,210,000	3,957,271

NET INCREASE/(DECREASE) IN CASH	(227,899)	791,221

CASH BEGINNING OF PERIOD	821,448	507,355

CASH END OF PERIOD	$593,549	$1,298,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,282	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$383,531	$290,560
Common stock issued for cashless exercise of warrants	$-	$33
Common stock issued for conversion of debt	$1,220,139	$1,851,786
Beneficial conversion feature on convertible note	$277,160	$-
Common stock issued for fixed asset	$7,000	$-
Fair value of options issued to officer in prior year	$-	$209,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ORIGINOIL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

1.            Basis of Presentation

The accompanying unaudited condensed financial statements of OriginOil, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for the Company’s stockholders, in case of equity financing.

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

Revenue Recognition

The Company recognizes revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment is transferred to the customer once the last payment is received. The Company records revenue as it is received, and the equipment has been fully accepted by the customer. Generally, the Company extends credit to its customers and does not require collateral.  The Company does not ship a product until it has either a purchase agreement or rental agreement signed by the customer with a payment arrangement.

Loss per Share Calculations

Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended September 30, 2014, the Company has excluded 2,084,882 exercisable options, 31,013,923 warrants outstanding, and notes convertible into 28,344,776 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

The Company adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$6,116,754	$-	$-	$6,116,754

Total liabilities measured at fair value	$6,116,754	$-	$-	$6,116,754

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$1,031,484
Fair value of derivative liabilities issued	1,153,007
Conversion of notes payable	(2,997,359)
Loss on change in derivative liability	6,929,622
Ending balance as of September 30, 2014	$6,116,754

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the Company’s stock options, warrants, convertible notes, derivative liabilities and common stock issued for services, among other items. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and has adopted the following;

On August 27, 2014, the Company adopted the amendment to ASU 2014-15 on Presentation of Financial Statements Going Concern (Subtopic 205-40). The amendment provides for guidance to reduce diversity in the timing and content of footnote disclosures. The amendment requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The Company has to define the term of substantial doubt, which has to be evaluated every reporting period including interim periods. Management has to provide principles for considering the mitigating effect of its plan, and disclose when substantial doubt is alleviated as well as when it is not alleviated. The Company is required to assess managements plan for a period of one year after the financial statements are issued (or available to be issued). The amendment is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

ORIGINOIL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

3.            CAPITAL STOCK

On August 13, 2014, the Company filed an amendment to its Articles of Incorporation to increase its authorized shares of common stock to 1,000,000,000 shares. There was no change to the 25,000,000 authorized shares of preferred stock or par value. The total number of authorized shares increased to 1,025,000,000.

Preferred Stock

During the nine months ended September 30, 2014, the Company issued 1,000 shares of Series A Preferred Stock to the CEO of the Company, which did not have a dividend rate or liquidation preference, and were not convertible into shares of common stock. The preferred stock gave the CEO voting rights of 51%, which remained issued and outstanding until September 1, 2014. The shares were automatically redeemed by the Company at par value, and are presented in the financial statements as preferred treasury stock.

Common Stock

During the nine months ended September 30, 2014, the Company issued 8,382,018 shares of common stock for services with prices ranging from $0.15 up to $0.21 with a total fair value of $1,684,665.

During the nine months ended September 30, 2014, the Company issued 5,000,000 shares of common stock upon exercise of warrants to purchase 5,000,000 shares of common stock for cash in the amount of $750,000.

During the nine months ended September 30, 2014, the Company issued 45,366 shares of common stock for the purchase of an asset with a fair value of $7,000.

Issuance of supplemental shares

During the year ended December 31, 2013, the Company raised aggregate proceeds of $2,267,542 from the sale of 12,274,616 units of common stock and warrants. Subsequent to sale of the common stock units discussed above, the Company entered into a supplemental agreement with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares (the "Adjustment Period") the market price (as defined below) of the Company's common stock is less than the price per share, then the price per share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the subscriber for no additional consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  ''Market Price" is defined as the average closing price of the Company's common stock for any ten (10) consecutive trading days during the Adjustment Period.

The Company considered the effects of the above and determined that as of December 31, 2013 it should record a provision to reflect its potential obligation to issue such shares.  The Company is accounting for this liability as of each reporting period until the defined adjustment period has terminated.  Based upon its calculation, the Company recorded an obligation at December 31, 2013, to issue shares with a fair value of $105,754. During the nine months ended September 30, 2014, the Company issued 1,109,531 of these shares, which has reduced its liability.

4.            CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through March 29, 2015. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.14 to $0.30 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2013, the outstanding principal balance was $1,530,000. During the nine months ended September 30, 2014, the Company issued an additional $2,460,000 of these Notes, and converted $1,530,000 in aggregate principal, plus accrued interest of $90,848 into 23,366,020 shares of common stock. As of September 30, 2014, the Notes aggregate remaining balance is $2,460,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,562,016 during the nine months ended September 30, 2014.

As of September 30, 2014, the Company had original issue discount in the amount of $273,125 outstanding (the OID Notes”). The OID Notes are unsecured convertible promissory notes that includes an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. The OID Notes are convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. In addition, so long as the OID Notes or other convertible note transactions currently in effect between the Company and the holders are outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holders in these OID Notes, then such additional or more favorable term shall at the OID Notes holders’ option become a part of any or all of the outstanding OID Notes with the holders. On June 10, 2014, a holder of a note with a more favorable term converted a note at a price of $0.0605, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes

ORIGINOIL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

4.            CONVERTIBLE NOTES PAYABLE (Continued)

On June 20, 2012, the Company received an initial advance of $100,000, plus warrants to purchase an aggregate of up to 153,846 shares of the Company’s common stock. The funds were received in consideration of the sale of a 10% unsecured convertible promissory note, with an aggregate sum of up to $400,000, plus warrants to purchase an aggregate of up to 615,385 shares of the Company’s common stock at a purchase price of $0.65 per share. The note originally matured six months from the date of each purchase made under the note, and bore interest at a rate of 10% per annum, which increased to 15% when the note was not repaid by September 18, 2012. The Note was originally convertible into shares of the Company’s common stock at a conversion price of $0.65. The warrants may be exercised at any time for a period of four years from the date of issuance at an exercise price of $0.65. On February 15, 2013, the Company and the lender entered into an amendment to the note providing for, among other things, an extension of the maturity date of the note until July 21, 2013 and the amendment of the conversion price of the note to the lesser of $0.65 or 70% of the average of the three lowest closing prices in the 25 trading days previous to a conversion. During the months of June and December, 2013, the lender advanced another $250,000 under the securities purchase agreement and the Company issued 307,692 warrants to acquire shares of the Company’s common stock, bringing the total principal received under the note to $350,000. During the nine months ended September 30, 2014, the lender converted the notes in full for a principal amount of $122,828, plus accrued interest of $22,500, leaving a remaining principal balance of $0. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $62,764 during the nine months ended September 30, 2014.

The Company evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations.

Beneficial Conversion Feature

On September 29, 2014, the Company issued a convertible note in exchange for an accounts payable in the amount of $383,351, which can be converted into shares of the Company’s common stock after March 29, 2015. The note was accounted for under ASC 470, and will be re-evaluated after March 29, 2015. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,537 during the nine months ended September 30, 2014.

5.            DERIVATIVE LIABILITIES

The convertible notes issued and described in Note 5 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. At December, 31, 2013, the outstanding fair value of the derivative liabilities amounted to $1,031,484.

During the nine months ended September 30, 2014, convertible notes in the amount of $1,652,828 were converted. As a result of the conversion of these notes, the Company recorded a gain of $2,997,359 due to the extinguishment of the corresponding derivative liability. Furthermore, during the nine months ended September 30, 2014, the Company recognized a loss of $6,929,622 to account for the change in fair value of the derivative liabilities. At September 30, 2014, the fair value of the derivative liability was $6,116,754.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.02% - .13%
Stock volatility factor	75.25% - 117.67%
Weighted average expected option life	6 - 9 months
Expected dividend yield	None

ORIGINOIL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

6.            OPTIONS AND WARRANTS

Options

The Board of Directors adopted the OriginOil, Inc., 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 500,000 shares of common stock.

On May 25, 2012, the Board of Directors adopted a new OriginOil, Inc., 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 1,000,000 shares of common stock.

On June 14, 2013, the Board of Directors adopted a new OriginOil, Inc., 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 4,000,000 shares of common stock.  Options granted under the 2009 Plan, 2012 Plan and 2013 Plan (the “Plans”), may be either incentive stock options or nonqualified options and shall be administered by the Company's Board.  Each option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price for incentive stock options will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the Plans or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

During the nine months ended September 30, 2014, the Company did not grant any incentive stock options, but recognized compensation costs of $147,459 based on the fair value of the options vested for the nine months ended September 30, 2014.

A summary of the Company’s stock option activity and related information follows:

	September 30, 2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,684,643	$0.53
Granted	-	-
Exercised	-	-
Forfeited/Expired	(1,000,000)	0.45
Outstanding, end of period	3,684,643	$0.49
Exercisable at the end of period	2,084,882	$0.47
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the Plans as of September 30, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 7.20	1,351,978	1,024,674	0.98 - 8.96
$0.29 - 0.44	2,332,665	1,060,208	8.96
	3,684,643	2,084,882

The intrinsic value of the outstanding options, as of September 30, 2014 was $0, as they are underwater.

ORIGINOIL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2014

6.            OPTIONS AND WARRANTS (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2014, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2014 based on the grant date fair value estimated.

Warrants

During the nine months ended September 30, 2014, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	September 30, 2014
		Weighted
		average
		exercise
	Options	price
Outstanding -January 1, 2014	42,033,596	$0.31
Granted	-	-
Exercised	(5,000,000)	0.15
Forfeited	(6,019,673)	2.40
Outstanding - September 30, 2014	31,013,923	$0.23

At September 30, 2014, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	29,587,718	29,587,718	0.25 - 3.70
$0.26 - 5.70	866,362	866,362	0.85 - 3.97
$$0.90 - 9.00	559,843	559,843	0.00 - 8.13
	31,013,923	31,013,923

The intrinsic value of 24,000,000 of the outstanding warrants, as of September 30, 2014 was $1,680,000, and the remaining 7,023,923 warrants intrinsic value was $0, as they are underwater.

7.            SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

During the subsequent period through October 22, 2014, in connection with certain one-time make good agreements, the Company issued an aggregate of 217,350 shares of its common stock at a fair value of $36,506 to certain holders of its common stock.

On October 30, 2014, holders of convertible notes converted an aggregate outstanding principal amount of $155,000, plus unpaid interest of $11,551 into an aggregate of 2,715,952 shares of the Company’s common stock.

During the subsequent period through November 3, 2014, the Company issued 53,445 shares of common stock for services at a fair value of $9,446.

On November 13, 2014, the Company’s board of directors adopted a Restricted Stock Award Plan (the “Plan”). The Plan is intended to aid in retaining and recruiting key directors, officers, employees, directors or consultants and to motivate them by providing incentives through the granting of restricted stock based awards. The Company’s board of directors or its compensation committee (when constituted) will administer the Plan. The administrator of the Plan has broad authority under the Plan to, among other things, select grantees and determine the number of shares that are to be subject to awards and the terms and conditions of awards. The Company’s directors, officers, employees and consultants are eligible to participate under the Plan. A total of 70,000,000 shares of common stock have been reserved for awards under the Plan. At the same time that the Plan was adopted, the Company’s board of directors authorized the grant of restricted stock awards providing for the grant of 66,050,000 shares of common stock under the Plan including the grant of 40,000,000 shares of common stock to T. Riggs Eckelberry, 10,000,000 shares of common stock to Nicholas Eckelberry, 5,000,000 shares of common stock to William Charneski, and 5,000,000 shares of common stock to Jean-Louis Kindler. The terms of the grants are set forth in individual restricted stock award agreements which set forth the terms and conditions of the grants including the vesting and issuance criteria.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur

Organizational History

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

Unlike other technologies, our patent-pending Electro Water Separation™ (EWS) process rapidly and efficiently removes oil and suspended solids from large quantities of water without the need for chemicals.

EWS, our breakthrough water cleanup technology, is a high-speed, chemical-free process that efficiently extracts suspended contaminants from very large quantities of water.  It is the core technology powering OriginOil’s innovative product line that spans multiple industries. These include:

Algae Harvesting

EWS is used cost-effectively to harvest algae, intact and bacteria-free, without chemicals, at a continuously high flow rate. Systems can be operated in parallel for increased throughput rates. Built-in intelligence ensures a minimum of operator intervention.

Today, algae is finding important traction as animal feed, especially fish, where it can replace fish meal with a healthier and much less expensive feedstock. OriginOil’s technology is critical to efficiently harvesting the algae that is being trialed for aquaculture and animal feeding applications.

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

In Oil & Gas, we have built a product line called CLEAN-FRAC which combines EWS with best-of-breed downstream processes for a complete solution that service companies can put to work immediately. They can continue to be customers, or transition to the licensing model.

We have only been engaged in our current and proposed business operations since June 2007. While continuing to engage in research and development, we recently moved into the commercialization phase of our business plan, as we received our first seven-figure purchase order for a CLEAN-FRAC system from a service company customer in the Arabian Peninsula, and a licensee recently received an order for four systems to be delivered to a customer in the Caribbean.

Recent Developments

●	On January 8, 2014, we announced that we have agreed to supply our water management solutions to a new East Asian hydroponics venture backed by Orix Corp., Japan’s largest financial services and leasing company.

●	On January 21, 2014, we announced that Ennesys recently closed a funding round of 300,000 euros through Wicap Ennesys, a special vehicle created by French crowdfunding site Wiseed, multiplying our seed investment in the joint venture by thirty times.

●	On January 28, 2014, we announced we’ll collaborate with Israel’s AquaGreen Fish Farms, Ltd to further streamline zero-discharge aquaculture systems for the production of chemical free seafood.

●	On February 11, 2014, we announced plans to open a satellite office in the Houston, Texas “Energy Corridor” to be headed by veteran Dow Chemical manager Bill Charneski who has been named general manager of our Petro unit and will divide his time between the Los Angeles headquarters and the new office.

●	On March 5, 2014, we announced that the National Algae Association (NAA) has selected our entry-level algae harvester for its model demonstration site, which features best-of-breed algae production systems in permanent operation.

●	On April 15, 2014, we announced that we recently agreed to a collaborative exchange of equipment and information with the Catalina Sea Ranch, the first offshore shellfish ranch in U.S. Federal waters.

●	On April 22, 2014, we announced a series of showcases to demonstrate the successful removal of frac flowback and produced water pollutants with the P1000 demonstration-scale unit. The roadshow will begin in May on Colorado’s Western Slope and continue on to Texas and California.

●	On April 30, 2014, we announced that weekly demonstrations of our algae harvesting process at Houston’s National Algae Association (NAA) are popular draws for new algae producers now investing in commercial-scale algae production systems.

●	On May 7, 2014, we announced that we intend to pursue growth through acquisition of one or more service companies with proven ability to treat frac flowback and produced water in the oil and gas industry.

●	On May 14, 2014, we announced plans to launch a product line that can treat frack water from end to end. This product, CLEAN-FRAC™, is based on our P1000 platform, which is designed to process 1000 barrels per day of frac flowback and produced water.

●	On May 21, 2014, we announced that Burgan One Commercia Establishment (BG-1) has signed a non-exclusive licensing agreement to design, manufacture and distribute water treatment products that incorporate OriginOil technology for the oil & gas and other waste treatment markets in the Middle East.

●	On June 4, 2014, we announced that CLEAN-FRAC™ 1000, our new demonstration-scale frac water treatment system, was shown to successfully remove oil and contaminants at a showcase for media, public officials and prospective customers.

●	On June 11, 2014, we announced that we recently demonstrated our ability to match laboratory performance in the field when we operated at a 1000 barrel per day capacity on contaminated water from a salt water disposal well in Western Colorado.

●	On June 16, 2014, we and TriSep Corporation, announced that our EWS, combined with TriSep’s iSep™ ultrafiltration (UF) membranes, effectively removes nearly all oil, turbidity, and bacteria, providing a full solution for drillers to efficiently recycle water flowing back from fracking and production.

●	On June 24, 2014, we announced that E3 Services and Solutions, LLC, an acquirer and integrator of industrial technologies in fuel, food and health sectors, has agreed to license EWS for integration in systems designed to reclaim water from hydraulic fracturing and industrial operations.

●	On July 2, 2014, we demonstrated the very low energy cost of our Electro Water Separation™ (EWS) technology in treating frac flowback and produced water during large-scale testing at a salt water disposal well in Western Colorado.

●	On July 5, 2014, our board of directors dismissed Weinberg & Company, PA as our independent registered public accounting firm and appointed Liggett Vogt & Webb, PA as our new independent registered public accounting firm.

●	On July 10, 2014, we announced that in company testing, EWS was found to efficiently generate chlorine dioxide (CLO2), an important pre-treatment step for frac flowback and produced water and other applications.

●	On July 15, 2014, we announced that Pearl H20, an affiliate of PACE and our first licensee, installed a commercial scale 1200 bbl/day Pearl Blue™ treatment system last month for demonstration and began a performance testing phase for treating frac flowback and produced water from the Monterey shale formation.

●	On August 7, 2014, we announced the publication of independent laboratory results verifying dramatic effectiveness in treating flowback water at a rate greater than 1,000 barrels per day from a disposal site in Western Colorado.

●	On August 25, 2014, we announced EWS was selected by Gulf Energy, an oil service company with major customers in Oman, Yemen and Saudi Arabia, as the technology provider for the company’s new oil services business in frack and produced water treatment and reuse.

●	On September 4, 2014, we announced plans to demonstrate OriginOil’s CLEAN-FRAC™ solution at a disposal well site in the Permian Basin to STW’s customers in the Permian and Eagle Ford regions

●	On September 11, 2014, we announced that we will provide algae harvesting technology for the low-cost algae growth system from Algasol Renewables.

●	On September 22, 2014, we announced Delta, Colorado-based Industrial Systems Inc. has sold four industrial systems, powered by OriginOil’s EWS, to Synergy Resources for produced water and oily waste treatment in Trinidad and Tobago.

●	On October 21, 2014, we announced that Gulf Energy, an oil service company with major customers across the Arabian Peninsula, has signed a commercial order for a $1.4M CLEAN-FRAC™ 5000 system, designed to process five thousand barrels per day (bpd), for the company’s growing oil services business.

●	On October 22, 2014, we announced that we received our third international patent for our core technology from the China Patent Office.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the three months ended September 30, 2014, as disclosed in the Notes to the financial statements included in this report.

Results of Operation

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue and Cost of Sales

Revenue for the three months ended September 30, 2014 and 2013 was $6,785 and $40,500, respectively. Cost of sales for the three months ended September 30, 2014 and 2013, was $949 and $19,866, respectively.

To date we have had minimal revenues due to our focus on product development and testing. In addition, we are not focused on immediate sales of equipment, but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $794,818 to $894,442 for the three months ended September 30, 2014, compared to $1,689,260 for the three months ended September 30, 2013. The decrease in SG&A expenses was due primarily to a decrease in marketing and investor relations of $474,906, outside services expense of $329,029, non-cash stock compensation expense of $102,733, professional fees of $37,700, salaries of $18,883, offset by an increase in patent legal fees of $166,044 with an overall decrease in other SG&A expenses of $2,389.

Research and Development Cost

Research and development (“R&D”) costs decreased by $41,886 to $276,358 for the three months ended September 30, 2014, compared to $318,244 for the three months ended September 30, 2013. The decrease in overall R&D costs was primarily due to a decrease in material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) increased by $541,111 to ($544,590) for the three months ended September 30, 2014, compared to ($3,479) for the three months ended September 30, 2013. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $1,084,238, amortization of debt discount in the amount of $234,772 and interest expense of $27,013, offset by a decrease in fair value of warrant discount of $645,398 and commitment fees of $159,514.

Net Loss

Our net loss decreased by $280,753 to $1,714,104 for the three months ended September 30, 2014, compared to a net loss of $1,994,857 for the three months ended September 30, 2013. The majority of the decrease in net loss was due primarily to an increase in other income and (expenses) of $541,111, with a decrease in total operating expenses of $836,662 and gross profit of $14,798. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenue and Cost of Sales

Revenue for the nine months ended September 30, 2014 and 2013 was $166,195 and $140,500, respectively. Cost of sales for the nine months ended September 30, 2014 and 2013, was $106,919 and $50,510, respectively. The increase in revenue and cost of sales for the current period was due to an increase in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $1,245,597 to $4,595,518 for the nine months ended September 30, 2014, compared to $3,349,921 for the nine months ended September 30, 2013. The increase in SG&A expenses was due primarily to an increase in marketing and investor relations of $504,138, professional fees of $265,193, outside services of $501,885, travel in the amount of $58,900 with an overall decrease in non-cash stock compensation expense of $75,818 and other SG&A of $8,701.

Research and Development Cost

Research and development (“R&D”) costs for the nine months ended September 30, 2014 was $755,795, compared to $755,595 for the nine months ended September 30, 2013. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) increased by $1,881,210 to ($5,793,658) for the nine months ended September 30, 2014, compared to ($3,912,448) for the nine months ended September 30, 2013. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $2,699,436, amortization of debt discount of $704,162, gain on investment of $6,353, and interest expense of $35,001, offset by a decrease in commitment fees of $905,638 and fair value of discounted warrants of $645,398.

Net Loss

Our net loss increased by $3,158,978 to $11,098,215 for the nine months ended September 30, 2014, compared to a net loss of $7,939,237 for the nine months ended September 30, 2013. The majority of the increase in net loss was due to an increase in other income and (expenses) in the amount of $1,881,210 and total operating expenses of $1,247,054, with a decrease in gross profit of $30,714.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2014, we did not generate significant revenue, incurred a net loss of $11,098,215 and cash used in operations of $3,432,152. As of September 30, 2014, we had a working capital deficiency of $7,913,942 and a shareholders’ deficit of $7,780,945. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2013 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the nine months ended September 30, 2014, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At September 30, 2014 and December 31, 2013, we had cash of $593,549 and $821,448, respectively and working capital deficit of $7,913,942 and $1,535,766, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible notes, and work-in-process, with a decrease in cash, prepaid expenses, other assets, accrued expenses and accounts payable.

During the first nine months of 2014, we raised an aggregate of $2,460,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $3,432,152 for the nine months ended September 30, 2014, compared to $2,989,484 for the prior period ended September 30, 2013. The increase of $442,668 in cash used in operating activities was due to the net decrease in accounts receivable, prepaid expenses, and deferred income, with an increase in work in progress, accrued expenses, accounts payable, and net loss due to an increase in non-cash accounts associated with the derivatives. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $5,747 for the nine months ended September 30, 2014, as compared to $176,566 for the prior period ended September 30, 2013. The net decrease in cash used in investing activities was due to a decrease in patent expenditures and the purchase of fixed assets, with an increase in the partial sale of an investment compared to the prior period.

Net cash flows provided by financing activities was $3,210,000 for the nine months ended September 30, 2014, as compared to $3,957,271 for the prior period ended September 30, 2013. The decrease in cash provided by financing activities was due to a decrease in equity financing offset by an increase in debt financing with the issuance of convertible notes. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, our board of directors authorized the grant of an aggregate of 62,500,000 shares of our common stock to certain key management members (including T. Riggs Eckelberry, our Chief Executive Officer and Chairman, Nicholas Eckelberry, our co-founder and brother of T. Riggs Eckelberry, William Charneski, our General Manager, Petro Division and Jean-Louis Kindler, our Chief Commercial Officer and director). The shares were eligible for issuance subject to the satisfaction of certain performance criteria and if such performance criteria were met, the shares would then become eligible for vesting on a monthly basis. Prior to the issuance of any of the shares, each of the grantees mutually agreed with us to the termination of the restricted stock grant agreements.

On November 13, 2014, our board of directors adopted a Restricted Stock Award Plan (the “Plan”). The Plan is intended as an aid to retaining and recruiting key directors, officers, employees, directors or consultants and to motivate them by providing incentives through the granting of restricted stock based awards. Our board of directors or our compensation committee (when constituted) will administer the Plan. The administrator of the Plan has broad authority under the Plan to, among other things, select grantees and determine the number of shares that are to be subject to awards and the terms and conditions of awards. Our directors, officers, employees and consultants are eligible to participate under the Plan. A total of 70,000,000 shares of common stock have been reserved for awards under the Plan.

At the same time that the Plan was adopted, our board of directors authorized the grant of restricted stock awards providing for the grant of an aggregate of 66,050,000 shares of common stock under the Plan including the grant of 40,000,000 shares of common stock to T. Riggs Eckelberry, 10,000,000 shares of common stock to Nicholas Eckelberry, 5,000,000 shares of common stock to William Charneski, and 5,000,000 shares of common stock to Jean-Louis Kindler. The terms of the grants are set forth in individual restricted stock award agreements which set forth the terms and conditions of the grants including the vesting and issuance criteria.

In the case of the restricted stock award agreement to T. Riggs Eckelberry, the shares shall become eligible for monthly vesting in two tranches upon the earlier of July 1, 2015 and the first date that any other grantee’s restricted stock grant becomes eligible for monthly vesting subject to the satisfaction of the following performance goals: (i) 40% shall become eligible for vesting if the Company market capitalization exceeds $15 million (market capitalization defined as our shares of common stock issued and outstanding multiplied by the average closing trade price of our common stock on the 10 trading days immediately prior to the date of determination); and (ii) 60% shall become eligible for vesting if our market capitalization exceeds $20 million.

In the case of restricted stock award agreements to all other grantees other than T. Riggs Eckelberry, the shares shall become eligible for monthly vesting in two tranches subject to the satisfaction of the following performance goals: (i) 40% shall become eligible for vesting if our consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $2,500,000 for the trailing twelve month period; and (ii) 60% shall become eligible for vesting if our consolidated net profit, calculated in accordance with GAAP, equals or exceeds $500,000 for the trailing twelve month period as reported in our quarterly or annual financial statements.

According to the restricted stock award agreements, the shares associated with a particular performance goal that have been met shall become eligible for vesting on a monthly basis according to the following formula:

Monthly Number of Vested Shares =	Vesting Percentage x Prior Monthly Trade Value
Fair Market Value of the Company’s Shares

“Vesting Percentage” is defined as the product (expressed as a percentage) of (a) 10%, multiplied by (b) a fraction, (1) the numerator of which is the number of shares that are eligible for vesting at the date of determination, and (2) the denominator of which shall be the number of shares issued under the Plan at the date of determination, and which shall initially be 66,050,000. “Prior Monthly Trade Value” is defined as the aggregate sum of the Daily Trade Value in a calendar month immediately before the date of determination.  The “Daily Trade Value” is defined as the closing trade price of our shares of common stock multiplied by the daily trade volume. “Fair Market Value” is defined the average of the trailing 10 closing trade prices of our common stock on the last 10 trading days of the month immediately prior to the date of determination as quoted on the public securities trading market on which our common stock is then traded; provided, that if our common stock is not then publicly trading or quoted, “Fair Market Value” shall be determined by our board of directors in good faith. If our common stock is no longer publicly traded, then our board of directors in good faith shall determine the Monthly Number of Vested Shares. If the Prior Monthly Trade Value is less than $50,000, then no shares that are eligible for vesting shall vest for that month.

The restricted stock award agreements provide that if the grantee ceases to provide any services to us, then the shares associated with the unmet performance goals as of the date of such cessation shall immediately be forfeited as of the date of such cessation.  The shares associated with any performance goals met prior to the date the grantee ceases to provide any services to us shall continue to vest in accordance with the terms of the restricted stock award agreements. Any shares that have not vested within 5 years of becoming eligible for vesting shall be forfeited.

The restricted stock award agreements also provide that if the fair market value of our common stock on the date of issuance is less than the fair market value (as defined above) of our common stock on November 13, 2014 (the date of grant), then the number of shares shall be increased so that the aggregate fair value of shares issuable equals the aggregate fair value that such number of shares would have had on November 13, 2014.

A copy of the Plan and the form of Restricted Stock Award Agreement for T. Riggs Eckelberry and all other grantees are attached hereto as Exhibits 10.1 through 10.3, respectively and incorporated herein by reference.

Consultant Issuances

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

Between October 31, 2014 and November 3, 2014, we issued an aggregate of 33,243 shares of our common stock in lieu of cash consideration. In addition, on November 13, 2014, our board of directors authorized the issuance of 2,750,000 shares of our common stock to a consultant.

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

Conversion of Notes

On October 30, 2014, a holder of a convertible promissory note converted an aggregate principal and interest amount of $166,551 into an aggregate of 2,715,952 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

Make Good Issuances

In connection with one-time make good agreements, between October 13, 2014 and October 22, 2014, holders of shares of our common stock submitted exercise notices resulting in the issuance of 217,350 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1	Restricted Stock Award Plan
10.2	Form of Restricted Stock Award Agreement (CEO)
10.3	Form of Restricted Stock Award Agreement (Team Management other than CEO)
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)
November 14, 2014

