Form 10-K
period 2014-12-31
ORIGINOIL INC
filed 2015-03-31
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,280,503 based upon the closing sales price of the registrant’s common stock on June 30, 2014 of $0.21 per share.

At March 30, 2015, 117,792,485 shares of the registrant’s common stock were outstanding

DOCUMENTS INCORPORATED BY REFERENCE: NONE

1

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

ITEM 1. BUSINESS.

Organizational History

OriginOil, Inc. (“we”, “us”, “our”, the “Company” or “OriginOil”) was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have been engaged in business operations since June 2007. We recently moved into the commercialization phase of our business plan having been primarily involved in research, development and licensing activities. Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016, with a satellite office at 3300 S. Gessner, Suite 268, Houston, TX 77063. Our main telephone number is (323) 939-6645. Our website address is www.originoil.com.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

•	OriginOil’s Twitter Account (https://twitter.com/originoil)
•	OriginOil’s Facebook Page (https://www.facebook.com/OriginOil)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following the company’s press releases, SEC filings, public conference calls and webcasts. This list may be updated from time to time.

We have not incorporated by reference into this report the information in, or that can be accessed through, our website or social media channels, and you should not consider it to be a part of this report.

Overview of Business

OriginOil is the proprietary developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process.

The company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The electro-chemical process was then extended, first to cleaning up oil and gas waste water and most recently, to industrial, agricultural and urban waste. EWS is entirely electrical in nature and does not rely on algae for its cleaning capabilities.

EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes must do, therefore enabling more cost-efficient and high-volume water cleanup overall.

OriginOil is a technology company. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

While our long-term business model is based on licensing our technology to original equipment manufacturers (OEMs), distributors, resellers, service providers and other licensees, we also assemble and sell complete solutions based on EWS. These are named Smart Algae Harvester™ for algae harvesting and OriginClear™ Petro (previously CLEAN-FRAC™) for oil and gas water cleanup. A waste system is also in development and is to be named OriginClear Waste.

Recent Developments

We have been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, with licensing to OEMs, and sales of pilot and demonstration equipment beginning in June of 2010. Commercial sales by both OriginOil and its licensees began in 2014.

In October of 2012, we announced that we signed our first OEM agreement with oil and gas water treatment firm Pearl H20, LLC (Pearl), a Pacific Advanced Civil Engineering, Inc. (PACE) spinoff whose product, PearlBlue, integrates EWS. Beginning in 2014, Pearl H2O was the first licensee to integrate EWS technology in a scaled-up system, which operates on a demonstration basis in California today.

Our first OEM licensing agreement in algae was in January 2014, with Orca Vision Inc., a new East Asian urban farming venture, which also purchased three demonstration systems.

In February 2014, we announced the opening of a Houston, Texas office for the oil and gas division of our business.

The first commercial sale by an OEM licensee occurred in September 2014, when Delta, Colorado based Industrial Systems Inc. (ISI) sold four industrial systems, powered by OriginOil’s EWS, to Synergy Resources, for produced water and oily waste treatment in Trinidad and Tobago (T&T). In addition to receiving a royalty on these sales, OriginOil fabricates core components such as an intelligent power supply and anode assemblies for sale to the licensee. OriginOil expects that such licensing hybrid revenue streams of royalties plus core component sales will become the norm.

In October of 2014, Gulf Energy SAOC of Oman agreed to purchase a CLEAN-FRAC (now OriginClear Petro) 5000 system from us for about $1.4 million. Currently, we are in discussions to modify that system for additional effluent specifications, potentially resulting in a higher sale price, and in the meantime to sell Gulf a smaller demonstration unit with the same capabilities.

In algae, we significantly upgraded the capacities of the early Model A12 unit (also known as the Algae Appliance™) to the new Smart Algae Harvester Model A25 (rated for 12 liters per minute of raw algae water processing), previewed at the Algae Biomass Summit in San Diego in September 2014 and launched officially in January 2015.

We are a joint venture partner in Ennesys, a system integrator focused on algae production to meet the European Union’s environmental regulations. In mid-2013, we installed a prototype EWS Waste unit at the Ennesys demonstration site which can process liquid waste, generating clean, nitrate-rich water to feed algae grown on the building’s roof as an energy source. In late 2013, we transferred three of our non-core patent applications to Ennesys. We continue to support Ennesys with technology and public communications.

In December 2014, OriginOil announced that it will launch a subsidiary in Hong Kong and grant it a master license for the People’s Republic of China. In turn, the subsidiary is expected to license regional joint ventures for frack and waste water treatment. A research and a manufacturing center are also planned.

As a result of discussions in 2014, on January 27, 2015, OriginOil announced collaboration with the Idaho National Laboratory (INL) of the U.S. Department of Energy. OriginOil and INL have submitted a proposal in response to a Funding Opportunity Announcement (FOA) titled Targeted Algal Biofuels and Bioproducts (TABB). The TABB FOA seeks alternative pathways to overcome two of the key barriers to commercializing algal biofuels: the high cost of producing algal biomass and the low yield of target biofuel and bioproduct feedstocks produced from algae.

OriginOil’s Technology Platform: Electro Water Separation™

OriginOil’s breakthrough water cleanup technology, called Electro Water Separation™ (EWS), is a high-speed, primarily chemical free process that efficiently extracts organic contaminants from very large quantities of water.  Because of its capabilities, we believe EWS is valuable in water-intensive industries such as algae, oil & gas, and waste water treatment.

EWS is a two-stage process with an important third function.

EWS works in two stages:

Stage 1- Electro-Coagulation: contaminated water enters the first stage, which is a proprietary electro-coagulation process. In this stage, mild electrical impulses are applied in long tubes, causing the organic contaminants to coagulate, or “clump” together.

Stage 2 - Electro-Flotation: the coagulated material travels into a second stage where low power electrical pulses generate a cloud of micro-bubbles that gently lifts the concentrate to the surface for harvesting.

Together, these stages accomplish an important third function, electro-oxidation, which is effective in removing pathogens, for example.

The harvested concentrate can be made up of waste, recoverable hydrocarbons, or useful algae feedstock.

For the emerging algae industry, EWS can reduce bacterial contamination, and concentrate algae without chemicals, making large-scale harvest possible for end-uses such as nutritional products, animal feed, fertilizer, chemicals and fuel.

For the oil & gas industry, EWS can help clean up produced water and recycle fracking water to reduce harm to the environment and lower costs.

EWS has also been shown to help clean up contaminated industrial, agricultural and urban waste water quickly and cheaply without the primary use of chemicals for reuse and further purification.

Our Strategy

We are currently marketing our EWS systems at the demonstration scale as a way to penetrate markets and prove the technology for these markets, and to create future customers. This process is intended to lead to wide distribution of our technology through OEM (Original Equipment Manufacturer) “Powered by OriginOil” agreements with distributors, manufacturers, engineering service firms, and operators.

We believe our OEM/licensing model offers a host of potential advantages, including:

•	Limited capital requirements;

•	Avoidance of capital cost for volume manufacturing;

•	Avoidance of time or expense in building distribution channels;

•	Collaborating with major players instead of competing with them;

•	Opportunity to make the core EWS technology a de facto standard in the multiple industries where it has applications.

Given the number of potential industries in which EWS can be applied, we believe it is impractical for us to enter into each market and exploit them all effectively at once. Therefore, we seek OEMs, who will embed the technology in their own end-to-end systems, and ultimately, master licensees for each industry of application.

While our long-term business model is based on licensing our technology to original equipment manufacturers (OEMs), distributors, resellers, service providers and other licensees, we also assemble and sell complete solutions based on EWS. These are named Smart Algae Harvester™ for algae harvesting, and OriginClear™ Petro (previously CLEAN-FRAC™) for oil and gas water cleanup, and OriginClear Waste for waste water cleanup.

We currently manufacture our demonstration and commercial equipment in-house, with engineering support from a variety of vendors, sub-assembly manufacturers, and engineering firms.

The reason for selling complete solutions is to:

•	Demonstrate the effectiveness of EWS and OriginClear in real-world field situations, as we did in 2014 for the petroleum industry in Colorado, Texas and now California;

•	Get EWS into use in commerce ahead of the lengthier licensee adoption rate;

•	Generate short-term revenues;

•	Enable licensees to buy “built” systems ahead of waiting for lengthy manufacturing timelines.

Our Product Offerings

The Algae Industry

Much of the petroleum that powers our world comes from ancient algae that decomposed hundreds of millions of years ago. Like petroleum, algae can be turned into transportation fuels, chemicals, pharmaceuticals and plastics; but unlike petroleum, algae is a food as well; and absorbs CO2 in the growth process, about two tons of CO2 for every ton of algae produced.

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

Conventional water separation technologies such as centrifuges and membranes may work on a limited basis, but can be too expensive for large-scale use. Additionally, centrifuges are typically a batch process.

Early Harvesting Technology: Single Step Extraction™

OriginOil’s early algae harvesting technology was Single Step Extraction™ (SSE). Today, SSE is the first stage in EWS and it powers our sanitation and growth optimizing applications.

Current Offering: EWS Algae™

Today, EWS Algae™ is our standardized, low energy, primarily chemical-free, algae processing technology which is available for licensing.

While EWS Algae is available for licensing and integration into other vendor systems, we have also integrated EWS Algae into our own product line, called Smart Algae Harvester launched in January, 2015.

Smart Algae Harvesters are rated by their maximum capacity to process algae dilute continuously, labeled in liters per minute.

The first model in the new line is the A25, a workhorse algae harvester designed for scale-up testing and initial production. It can process up to 25 liters per minute or up to 36,000 liters (about 10,000 gallons) of algae cultivation water every day, producing a viable concentrate with extended shelf life, for a wide variety of applications, including nutritionals.

Later in 2015, OriginOil plans to launch a smaller, lab-scale algae model for researchers, with the full participation of the researcher community. In initial surveys, 67% of industry insiders surveyed said that a lab-scale harvester would be “Very” or “Extremely” useful.

OriginOil also plans to re-release the Model A12 as an R&D tool for ongoing monitoring and development of strains and growth methodologies, and higher capacity systems for distributed pond or bioreactor architectures, and ultimately, full-scale production.

A Model 120 was built and demonstrated at a public event in December, 2013 and is available commercially. Larger sizes are available on request.

OriginOil plans to make the entire Smart Algae Harvester product line available with bundled elements designed to increase the density of the feedstock for various applications. These product bundles, and their application, are subject to change.

Smart Algae Harvester Product Line

•	The base system, Smart Algae Harvester, is a complete, integrated system to achieve ~5% solids concentrate (dry weight).

•	Density Plus System adds an integrated, external drying belt system to double concentration to ~10% solids (dry weight) or better

•	Max Density features a Smart Algae Harvester integrated with a best-in-class centrifuge for up to 20-30% solids content (dry weight)

Algae For Feed

In 2013, OriginOil developed demonstration systems for the aquaculture industry and showed these at a public event on December 18, 2013 at Aqua Farming Tech, a working fish farm in Thermal, California. Aqua Farming Tech remains a testing site for OriginOil’s aquaculture activities.

In 2014, OriginOil assigned its aquaculture initiative to the algae division to focus on the growing opportunities in the Algae For Feed marketplace.

In April 2014, OriginOil announced that it had agreed to a collaborative exchange of equipment and information with the Catalina Sea Ranch, the first offshore shellfish ranch in U.S. Federal waters. OriginOil provided a demonstration-scale Model 12 system to Catalina Sea Ranch, which has used it to treat incoming seawater and harvest algae to feed its shellfish nursery and selective breeding program. Catalina Sea Ranch provides independent data on the efficiency and use of the machine, and gives OriginOil access to its nursery for field research.

In September 2014, OriginOil announced that it will provide algae harvesting technology for the low-cost algae growth system from Algasol Renewables. The integrated system is planned to launch at Algasol’s new facilities in Bangladesh, a unique, large-scale demonstration of micro-algae production for fish feed.

This new project is an expansion of the early marketing partnership announced in May 2012, under which Algasol, collaborating with NASA and Lawrence Berkley National Laboratory, agreed to bundle its offering with the OriginOil technology.

OriginOil aims to continue to support the growing algae industry in the fast-growing animal and fish feed sector.

Algae Sanitization and Growth Optimization

OriginOil’s Algae Screen™ technology implements the first, or both, stages of EWS for pond and bioreactor sanitization and growth optimization. It is currently offered only for licensing.

We intend to deploy Algae Screen technology for collaboration with the Idaho National Laboratory (INL) of the U.S. Department of Energy, and to commercialize it further thereafter.

The Oil and Gas Industry

The oil and gas industry is one of the most water-intensive industries in the world. It is both a large consumer of fresh water and producer of contaminated water, which is also a potential asset for drought-affected regions.

Water is produced and used in large quantities in oil and gas operations. According to the U.S. Department of Energy, an average of 3 barrels of contaminated water is generated for each 1 barrel of oil produced. In the United States, the average is 7 barrels of water. Greentech Media reports that energy companies pay between $3 to $12 to dispose of each barrel of produced water, implying a potential world market value between $300 billion and $1 trillion per year.

We believe OriginOil’s high speed, low energy and primarily chemical-free Electro Water Separation™ technology is ideally suited to help clean up the large quantities of water used in oil and gas operations.

A 2009 report on modern shale gas by the Groundwater Protection Council, "Modern Shale Gas Development in the United States: A Primer," stated that “the amount of water needed to drill and fracture a horizontal shale gas well generally ranges from about 2 million to 4 million gallons, depending on the basin and formation characteristics.” While fracking technology promises to unleash an abundant supply of inexpensive natural gas to power the modern world, water is quickly becoming a serious limiting factor. Additionally, the water returns as “frack flowback” laced with petroleum and contaminants that require rapid and efficient removal for disposal and recycling.

Oil and Gas Water Cleanup Solutions

In addition to licensing EWS, we also assemble and sell complete solutions based on EWS. In oil and gas, the solution is called OriginClear™ Petro (previously CLEAN-FRAC™). We currently manufacture our demonstration and commercial equipment in-house, with engineering support from a variety of vendors, sub-assembly manufacturers, and engineering firms.

Recently, OriginOil refined its Oil & Gas offering by launching CLEAN-FRAC™ PRIME (now known simply as OriginClear Petro), a standalone product designed to provide core water treatment for frack flowback and produced water applications in the oil and gas industry.

The launch followed successful trials in Bakersfield processing produced water from heavy oil in California’s Monterey Shale Formation.

OriginClear Petro removes up to 99.9% of all free and emulsified oil, and 99.5% of suspended solids from oil & gas wastewater, while also removing certain dissolved contaminants that will co-precipitate, and continuously disinfecting bacteria.

Available in capacities of 250, 1000 and 5000 barrels per day and beyond, OriginClear Petro bundles OriginOil’s core EWS technology with ‘heavies’ removal on the front end, intelligent controls, and a final post-polishing system, all in a single product.

All OriginClear Petro systems bundle OriginOil’s core EWS technology with intelligent controls, ‘heavies’ removal on the front end, and a post-polishing system, all in a single product.

OriginClear Petro is a turnkey single-skid system that includes an intelligent power supply, a self- cleaning filter for heavy solids removal on the front end, electro-oxidation reactors, and a polishing system on the back end.

All systems include a common SCADA control system with touch screen which will allow automatic control of the process as well as remote monitoring and alarms.

OriginOil and its regional partners are making OriginClear Petro available to customers such as: E&P operators, service companies, disposal well operators and water treatment companies.

An OriginClear Petro system could be as simple as a standalone system or could include any combination of the downstream processes shown in the following diagram:

OriginOil's core system can be combined with downstream processes that remove other contaminants, to achieve any water quality level needed.

Downstream Integration

While OriginClear Petro is designed to deliver essentially “clear” water, additional processing is often needed to meet the requirements of specific applications.

In such cases, OriginOil works with the manufacturers of downstream solutions, such as TriSep, Dow Chemical or their OEMs, and other manufacturers, to integrate processes such as Ultra- or Nano-Membrane Filtration, to achieve, for example, flowback water treatment to a standard acceptable for “new” frack water.

Therefore, OriginOil is able to specify a complete water treatment solution for licensees, service companies and operators, as was done for the Gulf Energy application.

Waste Industry

Perhaps the largest of all opportunities for EWS is in cleaning up industrial, agricultural and urban waste. Our breakthrough EWS technology is a high-speed, high volume, and primarily chemical-free process that can efficiently remove contaminants and pathogens from incoming or outgoing water supplies. EWS Waste is available for licensing and we plan to launch our own integrated systems under the OriginClear Waste brand.

A prototype EWS Waste unit processes liquid human waste at the Ennesys urban algae demonstration site near Paris, generating clean, nitrate-rich water to feed algae. The algae is then converted onsite into energy for the building’s use. In this instance, EWS Waste is turning liquid sewage into nutrition for algae that, in turn, can help make commercial buildings self-sufficient for energy.

However, algae typically is not part of the process. EWS is an electrically-based technology that can target any application in waste water treatment, with a focus on the “clarity” stage of removing oils, suspended solids and bacteria.

EWS technology has been shown to effectively clean organics such as petroleum, achieving up to 99.9% reduction in free oil and a 99.5% reduction in suspended solids, and reduction of up to 99% of bacteria and other invaders, for clean and sanitized effluents.

Competitors

The Algae Industry

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves.  Our strategy, on the other hand, is to share our technology widely through licensing and private labeling.

With respect to our algae harvesting and sanitizing applications, we are aware that Alfa Laval, Algix, Aurora Algae, Cavitation Technologies, Evodos, New Oil Resources, Open Algae LLC, Perlemax, Valicor, Smartflow Technologies, Westfalia and World Water Works, among others, offer competing technologies.

OriginOil believes there is synergy between its process and many of these competing technologies, where EWS Algae can do the “heavy lifting” as the first, high-speed concentration stage, with other processes offering further concentration. In fact, OriginOil plans to select certain of these technologies for product bundles as part of the Smart Algae Harvester™ product line.

The Oil and Gas Industry

Market and Trends

The oil and gas industry is a major source of waste water. In the US, it generates about seven barrels of produced water for each barrel of oil. More recently the flowback water from fracking operations is a short term, but intensive, source of waste water as well.

Historically the solution to the treatment of produced and frack flowback water has primarily been to dispose it in permitted injection wells. Many technologies have existed for the “filtering” of these waters prior to injection, but with limited ability to remove contaminants. More recently, because of the cost of water management, environmental concerns and regulatory requirements, these “filtering” technologies are being reviewed and new technologies are being developed; the goal being to reduce water management costs and to dramatically reduce the volume of disposal. Not only can the oil and gas industry look forward to reduced water management costs, but environmental impacts will have been reduced; a win-win for all concerned.

Accordingly, the industry is increasingly recycling its produced and frack flowback waters for use in water flooding, cyclic steam stimulation, enhanced oil recovery, new hydraulic fracturing operations, irrigation and even drinking water. Recycling is becoming the economic choice as technologies have advanced and the cost of water treatment has decreased; while at the same time, the cost of disposal has risen (according to Shale Play Water Management magazine, costing between $1.75 and $26.75 per barrel of water). In addition, intense lobbying by environmental groups in front-line regions like California and New York is driving treatment and reuse as a way to make fracking and drilling in general more acceptable, especially in the midst of California’s historic drought.

Markets-and-markets reports that the global produced water treatment market size is estimated to exceed $8.0 billion by 2019. The major factors responsible driving the growth of this market include the energy sector growth in Africa and the Middle East, along with increasing strictness of environmental policies.

According to Bluefield Research, wastewater treatment spending for hydraulic fracturing is expected to grow almost three-fold, from $138 million in 2014 to $357 million in 2020 in the U.S. Bluefield cites water supplies increasingly at risk, tighter regulations emerging in key states, and costs of disposal on the rise as factors contributing to the substantial rise in water treatment and reuse, which is expected to account for 27 percent of total produced and flowback water by 2020, about double current levels.

Competing Technologies

These “filtering” technologies range from simple decanting to distillation. They are typically implemented as a multi-stage process to attain water quality standards for the planned reuse.

EWS can act as a pre-treatment stage for any of these multi-stage processes. While EWS can remove the emulsified and free oil, suspended solids and bacteria from the water stream, these subsequent stages can remove the heavy metals, scaling chemicals, salts and other natural and introduced chemicals. EWS can reduce fouling of these filters and membranes, making subsequent or downstream processes complementary to EWS and creating a strategic opportunity to collaborate.

Direct competitors using some form of electro-coagulation technologies include: Halliburton, Watertectonics, Bosque, Ecolotron, Quantum-ionics, Kaselco, Baker Hughes, RecylClean and Ecosphere.

Other companies also compete with EWS, but use other technologies that can involve chemical coagulants, batch operation or a high level of consumables. These include: Aqua-Tech, Aqua-Pure, CTI, Purifics, HydroZonics, Myclex, Osmonics, Filterboxx, MECO, Layne, 212 Resources, Veolia, Fountain Quail, Pall and Altela.

The Waste Industry

As our potential offering is in prototype stage, the Waste industry does not figure in our competitive planning.

In general, we believe that OriginOil has one or more advantages over some of the potential competitors, in that our process does not primarily use chemicals, is highly scalable on a continuous flow process, and may be significantly lower in energy consumption. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our technology will produce more efficiently or cost-effectively than these other technologies.

Government and Environmental Regulation

We are not aware of any existing or probable government regulations that would negatively impact on our operations.  As a licensor and/or provider of water treatment equipment, we are not subject to government regulations for the removal of oils, solids and pathogens from water, other than normal safety standards and certifications (such as UL or CE) for goods that we manufacture for demonstrations and joint ventures, and our product lines. However, our prospective customers are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, our compliance with government regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

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

•	On April 17, 2013 we filed a PCT application with the USPTO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On April 26, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventor listed on the patent application is Jose L. Sanchez Pina. We are listed as the assignee.

•	On July 15, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee.

•	On September 9, 2013 we filed a patent application with the EPO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Scott Alexander Fraser. We are listed as the assignee.

•	On December 17, 2013 we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, and Jose L. Sanchez Pina. We are listed as the assignee.

•	On February 27, 2014 we filed a patent application with the USPTO to protect the intellectual property rights for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•

On April 17, 2014 we filed a PCT application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee

.

•	On April 17, 2014 we filed a PCT application with the USPTO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On April 17, 2014 we filed a PCT application with the USPTO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On June 24, 2014 we filed a patent application with the Australian Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On June 24, 2014 we filed a patent application with the European Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On July 23, 2014 we filed a patent application with the Chinese Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On July 25, 2014 we filed a patent application with the Korean Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On July 28, 2014 we filed a patent application with the Japanese Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•

On October 13, 2014 we filed a patent application with the EPO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 15, 2014 we filed a patent application with the Malaysian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 16, 2014 we filed a patent application with the Japanese Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 16, 2014 we filed a patent application with the Indian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 17, 2014 we filed a patent application with the Mexican Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 17, 2014 we filed a patent application with the Chinese Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On November 12, 2014 we filed a patent application with the Korean Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On November 17, 2014 we filed a utility patent application with the USPTO to protect the intellectual property rights for “System for removal of suspended solids and disinfection of water”. The inventors listed on the patent application are William Charneski, Nicholas Eckelberry and Dave Anderson. We are listed as the assignee.

•	On December 11, 2014 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Method for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry and Andrew Davies. We are listed as the assignee.

•	On December 10, 2014 the Chinese Patent Office issued patent ZL201080023861.1 titled “Systems, Apparatus and Method for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of Use Thereof”.

•	On December 16, 2014 we filed a CIP application with the USPTO to protect the intellectual property rights for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee.

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

Research and Development

During the years ended December 31, 2014 and 2013, we invested $1,284,611 and $1,072,548, respectively, on research and development of our technologies.  Research and development costs include activities related to development and innovations in the core Electro Water Separation™ (EWS) technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

Employees

As of March 30, 2015, we have 11 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2014 and 2013, we had working capital (deficit) of $(7,330,957) and $(1,535,766), respectively, and shareholders' equity (deficit) of $(7,200,317) and $(1,513,199), respectively.  For the years ended December 31, 2014 and 2013, we incurred net losses of $(11,138,608) and $(8,762,991).  As of December 31, 2014, we had an aggregate accumulated deficit of $(47,468,711).  We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

We will need significant additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to continue our operations. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We have incurred substantial indebtedness.

As of March 30, 2015, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $3,325,623. All such debt is payable within the following twelve months and is convertible at a significant discount to our market price of stock. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

Our ability to produce and distribute commercially viable bio-fuel, clean-up oil and gas and waste water and aqua-feed on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we use to harvest algae, clean up oil and gas water, and waste water, have never been utilized on a full-scale commercial basis. Our Electro Water Separation (EWS) technology was only recently developed. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

If a competitor were to achieve a technological breakthrough, our operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing novel processes to harvest algae, clean up oil and gas water, and waste water. Should a competitor achieve a research and development, technological or biological breakthrough where process costs are significantly reduced, efficiency greatly increased over ours, or if the costs of similar competing products were to fall substantially, we may have difficulty attracting customer licensees or sales. In addition, competition from other technologies considered “green” (environmental) or “blue” (water technology) could lessen the demand for the end-products produced by our technology. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on our business.

Any competing technology that harvests algae, cleans up oil and gas water, and waste water, at a superior scale and more cost efficient than ours, could render our technology obsolete. In addition, because we do not have any issued patents for all but one of our patent applications, we may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as we use to achieve our results. Any of these competitive forces may inhibit or materially adversely affect our ability to attract customer licensees, or to obtain royalties or other fees from our customer licensees. This could have a material adverse effect on our business, prospects, results of operation and financial condition.

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

We rely on strategic partners.

We rely on strategic partners to aid in the development and marketing of our technology and processes. Should our strategic partners not regard us as significant to their own businesses, they could reduce their commitment to us or terminate their relationship with us, pursue competing relationships or attempt to develop or acquire processes that compete with ours. Any such action could materially adversely affect our business.

A lack of government subsidies may hinder the usefulness of our technology.

While our long-term business model is based on licensing our technology to original equipment manufacturers (OEMs), distributors, resellers, service providers and other licensees, we also assemble and sell complete solutions based on EWS. Subsidies of any of the industries vary and may be reduced or eliminated, which could have a material adverse effect on our business. Likewise, regulations may become more onerous which also could have a material adverse effect on our business.

The industries in which we operate may endure deflationary cycles, affecting our ability to sell and license our systems.

If the current low cost of crude persists, it may become difficult or impossible to sell or license systems to the oil and gas industry, and the field of biofuels may become economically unviable. Such events and other deflationary events may impact our business materially.

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

Competition from other companies in our market may affect the market for our technology.

New companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our customers’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in water cleanup and algae harvesting for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

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

Although we have filed various patent applications for some of our core technologies, we currently hold only three issued patents, one in Australia, one in Japan and one in China, and we may face delays and difficulties in obtaining other filed patents, or we may not be able to obtain such patents at all.

Patents are a key element of our intellectual property strategy. We have over fifty currently pending patent applications in the United States and abroad but, to date, other than the three issued patents, no patents have been issued from these other applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

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

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.07 to a high of $0.24 on the OTCBB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  Mr. Eckelberry, our Chief Executive Officer and Chairman, previously sold an aggregate of 1,174,262 shares and beneficially owns 793,602 shares of our common stock as of March 30, 2015. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 5645 West Adams Blvd., Los Angeles, CA 90016. We rent 7,500 square feet of space in a corporate building at a current monthly rent of $11,390. Our lease expires August 31, 2016.

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

	Fiscal Year 2013
	High	Low
First Quarter	$0.82	$0.46
Second Quarter	$0.69	$0.30
Third Quarter	$0.39	$0.23
Fourth Quarter	$0.36	$0.16

	Fiscal Year 2014
	High	Low
First Quarter	$0.28	$0.16
Second Quarter	$0.23	$0.12
Third Quarter	$0.24	$0.13
Fourth Quarter	$0.20	$0.09

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 30, 2015, we had approximately 423 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2014 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Overview of Business

We have developed a breakthrough water cleanup technology for oil & gas, algae, and waste water management.

Unlike other technologies, our patent-pending Electro Water Separation™ (EWS) process rapidly and efficiently removes oil and suspended solids from large quantities of water without the primary need for chemicals.

EWS, our breakthrough water cleanup technology, is a high-speed, primarily chemical-free process that efficiently extracts suspended contaminants from very large quantities of water.  It is the core technology powering OriginOil’s innovative product line that spans multiple industries. These include:

Algae Harvesting

EWS is used cost-effectively to harvest algae, intact and bacteria-free, without the primary use of chemicals, at a continuously high flow rate. Systems can be operated in parallel for increased throughput rates. Built-in intelligence ensures a minimum of operator intervention.

Today, algae is finding important traction as animal feed, especially fish, where it can replace fish meal with a healthier and much less expensive feedstock. OriginOil’s technology is critical to efficiently harvesting the algae that is being cultured for animal feeding and soil enrichment applications.

Oil and Gas Water Cleanup

When applied to the oil and gas industry, EWS technology is used in a continuous process to remove oils, suspended solids, insoluble organics and bacteria from produced and frac flowback water in well operations. This allows the water to be easily recycled for future fracking operations or reused in beneficial applications.

Waste Remediation

Perhaps the largest of all opportunities for EWS is in cleaning up industrial, agricultural and urban waste. Our breakthrough EWS technology is a high-speed, high volume, and primarily chemical-free process that can efficiently remove contaminants and pathogens from incoming or outgoing water supplies. A waste application is currently under development for this purpose.

Business Model for All Applications

OriginOil is a technology company. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

While our long-term business model is based on licensing our technology to original equipment manufacturers (OEMs), distributors, resellers, service providers and other licensees, we also assemble and sell complete solutions based on EWS. These are named Smart Algae Harvester™ for algae harvesting and OriginClear™ Petro (previously CLEAN-FRAC™) for oil and gas water cleanup. A waste system is also in development and is to be named OriginClear Waste.

We have been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, licensing to OEMs, and sales of pilot and demonstration equipment. Commercial sales by both OriginOil and its licensees began in 2014, as we received our first seven-figure purchase order for an OriginClear Petro system from a service company customer in the Arabian Peninsula, and a licensee received an order for four systems to be delivered to a customer in the Caribbean.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2014, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year Ended
	December 31, 2014	December 31, 2013
Revenue	$166,195	$140,500
Cost Of Goods Sold	106,919	50,510
Operating Expenses, Depreciation and Amortization	7,041,630	6,634,802

Loss from Operations before Other Income/(Expense)	(6,982,354)	(6,544,812)

Other Income/(Expense)	(4,156,254)	(2,218,179)

Net Loss	$(11,138,608)	$(8,762,991)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2014 and 2013 was $166,195 and $140,500, respectively. Cost of sales for the year ended December 31, 2014 and 2013, was $106,919 and $50,510, respectively.  The increase in revenue and cost of sales was due to an increase in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing. In addition, we are not focused on immediate sales of equipment, but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $511,060 to $5,740,472 for the year ended December 31, 2014, compared to $5,229,412 for the year ended December 31, 2013. The increase in SG&A expenses was due primarily to an increase in selling & marketing expense of $316,373, professional fees of $217,819, outside services of $77,532, and other SG&A of $48,227 with an overall decrease in non-cash stock compensation expense of $148,891.

Research and Development Cost

Research and development (“R&D”) costs increased by $212,063 to $1,284,611 for the year ended December 31, 2014, compared to $1,072,548 for the year ended December 31, 2013.  The increase in overall R&D costs was primarily due to an increase in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) increased by $1,938,075 to $(4,156,254) for the year ended December 31, 2014, compared to $(2,218,179) for the year ended December 31, 2013. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $3,132,321, amortization of debt discount of $646,341, and gain on investment of $6,353, offset by a decrease in commitment fees of $995,134 and fair value of discounted warrants of $645,398 and interest expense of $193,702.

Net Loss

Our net loss increased by $2,375,617 to $11,138,608 for the year ended December 31, 2014, compared to a net loss of $8,762,991 for the year ended December 31, 2013. The majority of the increase in net loss was due primarily to an increase in other income and (expenses) in the amount of $1,938,075 and total operating expenses of $406,828, with a decrease in gross profit of $30,714.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2014, we did not generate significant revenue, incurred a net loss of $11,138,608 and cash used in operations of $4,455,648. As of December 31, 2014, we had a working capital deficiency of $7,330,957 and a shareholders’ deficit of $7,200,317. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the year ended December 31, 2014, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2014 and December 31, 2013, we had cash of $198,384 and $821,448, respectively and working capital deficit of $7,330,957 and $1,535,766 respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible notes, work-in-process, accrued expenses and accounts payable with a decrease in cash and other assets.

During the year ended December 31, 2014, we raised an aggregate of $3,090,000 in an offering of unsecured convertible notes.  During the subsequent period, we raised an aggregate of $630,000 of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $(4,455,648) for the year ended December 31, 2014, compared to $(4,488,315) for the prior period December 31, 2013. The decrease of $4,205 in cash used in operating activities was due primarily to the net decrease in prepaid expenses, work in process and deferred income, with an increase in accrued expenses, accounts payable and net loss due to an increase in non-cash accounts associated with the derivatives. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows provided by/(used) in investing activities for the year ended December 31, 2014 and 2013 were $7,416 and $(45,960) respectively.  The net increase in cash used in investing activities was due to an increase in the purchase of fixed assets and the partial sale of an investment compared to the prior period.

Net cash flows provided by financing activities was $3,840,000 for the year ended December 31, 2014, as compared to $4,848,368 for the prior period December 31, 2013.  The decrease in cash provided by financing activities was due to a decrease in equity financing offset by an increase in debt financing with the issuance of convertible notes. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 31, 2014, under the supervision of and with participation from this company’s management, including the current Chief Executive Officer and acting Chief Financial Officer, as to the effectiveness of the design and operation of our disclosure controls and procedures.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, management, the Chief Executive Officer and the acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

In making its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, management used the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, we believed that, as of December 31, 2014, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Management Restricted Stock Grant Awards

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:

As previously reported, our board of directors authorized the grant of an aggregate of 66,050,000 shares of our common stock to certain key management members (including T. Riggs Eckelberry, our Chief Executive Officer and Chairman, Nicholas Eckelberry, our co-founder and brother of T. Riggs Eckelberry, William Charneski, our General Manager, Petro Division and Jean-Louis Kindler, our Chief Commercial Officer and director) under a Restricted Stock Award Plan adopted on November 13, 2014 (the “RSA Plan”).

On March 27, 2015, our board of directors authorized the grant of restricted stock awards providing for the grant of an aggregate of 3,950,000 shares of common stock under the RSA Plan including the grant of an additional 2,450,000 shares of common stock to Jean-Louis Kindler. The terms of the grants are set forth in individual restricted stock award agreements which set forth the terms and conditions of the grants including the vesting and issuance criteria.

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
Fair Market Value of the Company’s Shares

“Vesting Percentage” is defined as the product (expressed as a percentage) of (a) 10%, multiplied by (b) a fraction, (1) the numerator of which is the number of shares that are eligible for vesting at the date of determination, and (2) the denominator of which shall be the number of shares issued under the RSA Plan at the date of determination, and which shall initially be 66,050,000. “Prior Monthly Trade Value” is defined as the aggregate sum of the Daily Trade Value in a calendar month immediately before the date of determination.  The “Daily Trade Value” is defined as the closing trade price of our shares of common stock multiplied by the daily trade volume. “Fair Market Value” is defined the average of the trailing 10 closing trade prices of our common stock on the last 10 trading days of the month immediately prior to the date of determination as quoted on the public securities trading market on which our common stock is then traded; provided, that if our common stock is not then publicly trading or quoted, “Fair Market Value” shall be determined by our board of directors in good faith. If our common stock is no longer publicly traded, then our board of directors in good faith shall determine the Monthly Number of Vested Shares. If the Prior Monthly Trade Value is less than $50,000, then no shares that are eligible for vesting shall vest for that month.

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

The restricted stock award agreements also provide that if the fair market value of our common stock on the date of issuance is less than the fair market value (as defined above) of our common stock on March 27, 2015 (the date of grant), then the number of shares shall be increased so that the aggregate fair value of shares issuable equals the aggregate fair value that such number of shares would have had on March 27, 2015.

A copy of the RSA Plan and the form of restricted stock award agreement for the grantees was previously filed as Exhibits 10.1 and Exhibit 10.3, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014, and incorporated herein by reference.

Consultant Issuances

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On March 27, 2015, our board of directors authorized the issuance of 4,500,000 shares of our common stock in lieu of cash consideration.

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

Name	Age	Position
T. Riggs Eckelberry	63	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Anthony Fidaleo	56	Director

Jean-Louis Kindler	52	Chief Commercial Officer and Director

Byron Elton	60	Director

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

Anthony Fidaleo – Director

Mr. Fidaleo has served as our director since June 2012. Mr. Fidaleo has run his own accounting and consulting practice since 1992, primarily as an acting Chief Financial Officer or Senior Consultant for publicly traded companies ranging from start-ups to Fortune 500’s.  From November 2005 to February 2009 Mr. Fidaleo was the Chief Financial Officer, Chief Operating Officer, Executive Vice President and Member of the Board of Directors and Operating Committee for iMedia International, Inc. an early stage publicly traded interactive content solutions company.  Mr. Fidaleo is a California CPA (inactive) and was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo holds a B.S. degree in Accounting from California State University at Long Beach. Mr. Fidaleo’s accounting and financial experience qualifies him to serve as a member of our board of directors.

Jean-Louis Kindler – Chief Commercial Officer and Director

Mr. Kindler has served as our Chief Commercial Officer since April 1, 2014 and director since January 2014. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. He joins us after three years as co-founder in 2010 of Ennesys, the company’s French joint venture, where he designed its acclaimed patent-pending waste-to-energy system. Prior to that from 2006 to 2009, he served as CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm, where he led the development of a revolutionary fuel cell process. Earlier in his career he spent twenty years in Japan which gave him a unique insight into the fast-growing Asian markets. There, as principal of incubator Pacific Junction Corporation, Mr. Kindler completed various assignments such as technology sourcing for the French industrial group Alstom, implementing a hydrogen production system using waste biomass as feedstock, and developing the market for a fluids mixing technology that helped inspire early the Company inventions. Mr. Kindler holds a Masters in Economics and Public Policies from the Institute of Political Sciences in Lyon, France, and an MBA in International Management. Mr. Kindler’s executive and management experience qualifies him to serve as a member of our board of directors.

Byron Elton – Director

Mr. Elton has served as our director since January 2014. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. Since June, 2013, Mr. Elton is a partner of Clear Search, an executive search firm. Prior to that, from January 2009 until May 2013, Mr. Elton served as President and Chief Executive Officer of Carbon Sciences, Inc. (OTCBB: CABN) and has served as Chairman of Carbon Sciences since March 2009. Carbon Sciences is an early stage company developing a technology to convert earth destroying carbon dioxide into a useful form that will not contribute to greenhouse gas. Mr. Elton previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton studied Advertising and Marketing Communications at Brigham Young University. Mr. Elton’s executive and management experience qualifies him to serve as a member of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer for the years ended 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting	2014	260,000	184,000	-		-	-	-	444,000
CFO, President, Secretary & Treasurer and CEO	2013	260,000	120,000	-	182,315	-	-	-	562,315

__________

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our Chief Executive Officer as of December 31, 2014.

Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

759,645	–	–	0.43	April 12, 2018		(2)		40,000,000

(1)	On April 12, 2013, Mr. Eckelberry was granted options to purchase 759,645 shares of our common stock, fully vested, exercisable at $0.43 per share and expiring 5 years from the date of grant.
(2)	On November 13, 2014, our board of directors granted Mr. Eckelberry 40,000,000 shares of common stock under a Restricted Stock Award Plan as further described under “Management Restricted Stock Grant Awards”.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $260,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2014, our Chief Executive Officer received bonus payments of $184,000.

Management Restricted Stock Grant Awards

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

On November 13, 2014, our board of directors adopted a Restricted Stock Award Plan (the “RSA Plan”). The RSA Plan is intended as an aid to retaining and recruiting key directors, officers, employees, directors or consultants and to motivate them by providing incentives through the granting of restricted stock based awards. Our board of directors or our compensation committee (when constituted) will administer the RSA Plan. The administrator of the RSA Plan has broad authority under the RSA Plan to, among other things, select grantees and determine the number of shares that are to be subject to awards and the terms and conditions of awards. Our directors, officers, employees and consultants are eligible to participate under the RSA Plan. A total of 70,000,000 shares of common stock have been reserved for awards under the RSA Plan.

At the same time that the RSA Plan was adopted, our board of directors authorized the grant of restricted stock awards providing for the grant of an aggregate of 66,050,000 shares of common stock under the RSA Plan including the grant of 40,000,000 shares of common stock to T. Riggs Eckelberry, 10,000,000 shares of common stock to Nicholas Eckelberry, 5,000,000 shares of common stock to William Charneski, and 5,000,000 shares of common stock to Jean-Louis Kindler. The terms of the grants are set forth in individual restricted stock award agreements which set forth the terms and conditions of the grants including the vesting and issuance criteria.

In the case of the restricted stock award agreement to T. Riggs Eckelberry, the shares shall become eligible for monthly vesting in two tranches upon the earlier of July 1, 2015 and the first date that any other grantee’s restricted stock grant becomes eligible for monthly vesting subject to the satisfaction of the following performance goals: (i) 40% shall become eligible for vesting if our market capitalization exceeds $15 million (market capitalization defined as our shares of common stock issued and outstanding multiplied by the average closing trade price of our common stock on the 10 trading days immediately prior to the date of determination); and (ii) 60% shall become eligible for vesting if our market capitalization exceeds $20 million.

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
Fair Market Value of the Company’s Shares

“Vesting Percentage” is defined as the product (expressed as a percentage) of (a) 10%, multiplied by (b) a fraction, (1) the numerator of which is the number of shares that are eligible for vesting at the date of determination, and (2) the denominator of which shall be the number of shares issued under the RSA Plan at the date of determination, and which shall initially be 66,050,000. “Prior Monthly Trade Value” is defined as the aggregate sum of the Daily Trade Value in a calendar month immediately before the date of determination.  The “Daily Trade Value” is defined as the closing trade price of our shares of common stock multiplied by the daily trade volume. “Fair Market Value” is defined the average of the trailing 10 closing trade prices of our common stock on the last 10 trading days of the month immediately prior to the date of determination as quoted on the public securities trading market on which our common stock is then traded; provided, that if our common stock is not then publicly trading or quoted, “Fair Market Value” shall be determined by our board of directors in good faith. If our common stock is no longer publicly traded, then our board of directors in good faith shall determine the Monthly Number of Vested Shares. If the Prior Monthly Trade Value is less than $50,000, then no shares that are eligible for vesting shall vest for that month.

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

As reported in Item 9B above, on March 27, 2015, our board of directors authorized the grant of restricted stock awards providing for the grant of an aggregate of 3,950,000 shares of common stock under the RSA Plan including the grant of an additional 2,450,000 shares of common stock to Jean-Louis Kindler.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2014.

Name	Fees Earned ($)	Stock Awards ($) (1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Riggs Eckelberry	-	-	-	-	-	-	-
Jean Louis Kindler (2)	104,182	-	-	-	-	-	104,182
Anthony Fidaleo (3)	-	38,000	-	-	-	-	38,000
Byron Elton (4)	-	20,000	-	-	-	-	20,000
Ivan Ivankovich (3)(5)	-	38,000	-	-	-	-	38,000

_______________

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.

(2)	Fees earned represents salary paid to Mr. Kindler during the fiscal year ended 2014 for his employment as Chief Commercial Officer. Mr. Kindler is not currently an executive officer of the Company.

(3)	On January 2, 2014, Mr. Fidaleo and Mr. Ivankovich were each issued 200,000 shares of our common stock.

(4)	On February 10, 2014, Mr. Elton was issued 100,000 shares of our common stock.

(5)	On January 31, 2014, Mr. Ivankovich ceased serving as a director.

On February 4, 2015, we authorized the grant of 250,000 shares of common stock to Anthony Fidaleo and Byron Elton, in lieu of cash compensation for their service as directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2015 by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 117,792,485 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)	793,602	* %

Anthony Fidaleo, Director (3)	575,000	* %

Jean-Louis Kindler, Director (4)	5,001	* %

Byron Elton, Director	350,000	* %

Directors and executive officers as a group (4 persons)	1,723,603	1.5%

* Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginOil, Inc., 5645 W Adams Blvd, Los Angeles, CA 90016.

(2)	Includes 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per shares. Does not include 40,000,000 shares of common stock subject to a restricted stock award grant made to Mr. Eckelberry on November 13, 2014.

(3)	Includes 75,000 shares of common stock issuable upon exercise of shares of common stock at an exercise price of $0.44 per share.

(4)

Represents 5,001 shares of common stock issuable upon exercise of warrants at a price of $4.20 per share including warrants to purchase 3,334 shares of common stock in the name of an entity controlled by Mr. Kindler. Does not include 5,000,000 and 2,450,000 shares of common stock, respectively, subject to a restricted stock award grant made to Mr. Kindler on November 13, 2014 and March 27, 2015.

On December 26, 2013, we filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series A Preferred Stock designating 1,000 shares of our authorized preferred stock as Series A Preferred Stock, all of which were issued to our Chief Executive Officer and director, T. Riggs Eckelberry on May 29, 21014. The Certificate was approved by our board and did not require shareholder vote. The Series A Preferred Stock did not have a dividend rate or liquidation preference, and were not convertible into shares of common stock. The preferred stock gave Mr. Eckelberry voting rights of 51%, which remained issued and outstanding until September 1, 2014 at which time, the shares were automatically redeemed by us at par value, and are presented in the financial statements as preferred treasury stock.

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

The purpose of the 2009 Plan, 2012 Plan and 2013 Plan is to retain executives and selected employees and consultants and reward them for making contributions to our success.  These objectives are accomplished by making long-term incentive awards under thereby providing participants with a proprietary interest in our growth and performance. Each of the plans are administered by our board of directors.

The following table summarizes information as of the close of business on December 31, 2014 concerning the 2009 Plan, 2012 Plan, 2013 Plan and other options outstanding.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	4,404,648	$0.43	1,095,352
Total	4,404,648	$0.43	1,095,352

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth in Item 11 under “Executive Compensation”, since January 1, 2014 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $101,725 and $84,201 respectively. The fees for the year ended December 31, 2014 include $61,725 billed by Weinberg & Company, P.A. who served as our independent registered public accountants until July 5, 2014 and $40,000 in fees billed by Liggett, Vogt & Webb,, P.A., our independent registered public accountants for the year ended December 31, 2014.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.1.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.1.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.1.4	Series A Certificate of Designation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 3, 2014 (4)
3.1.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (5)
3.2	By-laws of OriginOil, Inc. (1)
31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (6)
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350 (6)
101	The following materials from OriginOil Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

(1)	Incorporated by reference to the Company’s From SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 4, 2014.
(5)	Incorporated by reference to Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(6)

In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 31, 2015.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 31, 2015	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director

Date: March 31, 2015	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: March 31, 2015	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: March 31, 2015	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

OriginOil, Inc.

Los Angeles, California

We have audited the accompanying balance sheet of OriginOil, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginOil, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

March 31, 2015

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Originoil, Inc.

Los Angeles, California

To the Board of Directors and Stockholders of Originoil, Inc. Los Angeles, California.

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

/s/WEINBERG & COMPANY, P.A.

Los Angeles, California

April 15, 2014

ORIGINOIL, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$198,384	$821,448
Work in process	87,123	21,049
Prepaid expenses	46,482	34,531

TOTAL CURRENT ASSETS	331,989	877,028

NET PROPERTY AND EQUIPMENT	78,888	74,204

OTHER ASSETS
Other asset	37,038	40,000
Trademark	4,467	4,467
Security deposit	10,247	9,650

TOTAL OTHER ASSETS	51,752	54,117

TOTAL ASSETS	$462,629	$1,005,349

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$203,082	$114,803
Accrued expenses	272,291	262,518
Deferred income	47,570	50,000
Derivative liabilities	4,052,401	1,031,484
Convertible promissory notes, net of discount of $454,054 and $971,964, respectively	3,087,602	953,989

Total Current Liabilities	7,662,946	2,412,794

Long Term Liabilities
Obligation to issue common stock	-	105,754

TOTAL LIABILITIES	7,662,946	2,518,548

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 1,000 shares issued and no shares outstanding as of December 31, 2014 and no shares issued and outstanding as of December 31, 2013	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized,
99,748,172 and 53,664,506 shares issued and outstanding, respectively	9,975	5,366
Preferred treasury stock ,1,000 and no shares outstanding, respectively	-	-
Additional paid in capital	40,258,419	34,811,538
Accumulated deficit	(47,468,711)	(36,330,103)

TOTAL SHAREHOLDERS' DEFICIT	(7,200,317)	(1,513,199)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$462,629	$1,005,349

The accompanying notes are an integral part of these audited financial statements

ORIGINOIL, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2014	December 31, 2013
Sales	$166,195	$140,500

Cost of Goods Sold	106,919	50,510

Gross Profit	59,276	89,990

Operating Expenses
Selling and general and administrative expenses	5,740,472	5,229,412
Research and development	1,284,611	1,072,548
Impairment of patents	-	317,689
Depreciation and amortization expense	16,547	15,153

Total Operating Expenses	7,041,630	6,634,802

Loss from Operations	(6,982,354)	(6,544,812)

OTHER INCOME/(EXPENSE)
Realized gain on investment	6,353	-
Cost of modification of warrants	-	(645,398)
Gain/(Loss) on change in derivative liability	(1,701,406)	1,430,915
Commitment and other financing fees	(128,762)	(1,123,896)
Interest expense	(2,332,439)	(1,879,800)

TOTAL OTHER INCOME/(EXPENSE)	(4,156,254)	(2,218,179)

NET LOSS	$(11,138,608)	$(8,762,991)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.32)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	74,966,622	27,742,399

The accompanying notes are an integral part of these audited financial statements

ORIGINOIL, INC.

STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	-	-	17,967,544	$1,797	$27,024,419	$(27,567,112)	$(540,896)
Common stock issued at prices of $0.125 and $0.25 per share for cash	-	-	12,270,172	1,227	2,266,315	-	2,267,542
Common stock issued for services at fair value ranging in prices between $0.25 and $0.63	-	-	2,448,976	245	901,868	-	902,113
Common stock issued for conversion of debt
(prices per share of $0.11 and $0.875)	-	-	19,861,112	1,986	2,973,240	-	2,975,226
Common stock issued upon exercise of warrants at fair value through a cashless exercise	-	-	332,960	33	(33)	-	-
Common stock issued for warrants at $0.25 per share for cash	-	-	779,298	78	194,748	-	194,826
Issuance of shares of common stock	-	-	4,444	-	1,000	-	1,000
Fair value of warrants issued with notes	-	-	-	-	88,370	-	88,370
Cost of modification of warrants	-	-	-	-	645,398	-	645,398
Beneficial conversion feature on note	-	-	-	-	161,422	-	161,422
Stock and warrant compensation cost	-	-	-	-	345,791	-	345,791
Fair value of options issued in current year previously reflected in accrued expenses	-	-	-	-	209,000	-	209,000
Net loss for the year ended December 31, 2013	-	-	-	-	-	(8,762,991)	(8,762,991)
Balance at December 31, 2013	-	-	53,664,506	$5,366	$34,811,538	$(36,330,103)	$(1,513,199)
Common stock issued at fair value for services	-	-	11,251,902	1,125	1,997,596	-	1,998,721
Common stock issuance for conversion of debt	-	-	28,459,517	2,846	1,984,347	-	1,987,193
Common stock issued upon exercise of warrants for cash	-	-	5,000,000	500	749,500	-	750,000
Common stock issuance of supplemental shares	-	-	1,326,881	133	234,383	-	234,516
Preferred stock issued	1,000	-	-	-	-	-	-
Preferred treasury stock	(1,000)	-	-	-	-	-	-
Common stock issued for purchase of asset	-	-	45,366	5	6,995	-	7,000
Beneficial conversion feature	-	-	-	-	277,160	-	277,160
Stock and warrant compensation cost	-	-	-	-	196,900	-	196,900
Net loss for the year ended December 31, 2014	-	-	-	-	-	(11,138,608)	(11,138,608)
Balance at December 31,2014	-	$-	99,748,172	$9,975	$40,258,419	$(47,468,711)	$(7,200,317)

The accompanying notes are an integral part of these audited financial statements

ORIGINOIL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,138,608)	$(8,762,991)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation & amortization	16,547	15,153
Gain on sale of investment	(6,353)	-
Common stock and warrants issued for services	1,998,721	902,113
Stock and warrant compensation expense	196,900	345,791
Net change in valuation of derivative liability	1,701,406	(1,430,915)
Debt discount and original issue discount recognized as interest expense	2,114,582	1,879,697
Commitment and other financing fees	128,762	1,123,897
Cost of modification of warrants	-	645,398
Impairment loss on patents	-	317,689
Obligation to issue common stock	-	105,754
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(11,951)	152,447
Work in process	(66,074)	14,617
Other receivables	-	1,200
Other asset	1,903	5,000
Increase (Decrease) in:
Accounts payable	471,810	52,163
Accrued expenses	139,137	94,672
Deferred income	(2,430)	50,000

NET CASH USED IN OPERATING ACTIVITIES	(4,455,648)	(4,488,315)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(14,231)	(45,960)

Proceeds from sale of investment, at cost	6,815	-

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(7,416)	(45,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for unsecured debt	-	(10,000)
Proceeds from convertible promissory notes	3,090,000	2,395,000
Proceeds for issuance of common stock	750,000	2,463,368

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,840,000	4,848,368

NET INCREASE/(DECREASE) IN CASH	(623,064)	314,093

CASH BEGINNING OF PERIOD	821,448	507,355

CASH END OF PERIOD	$198,384	$821,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,776	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued for supplemental shares	$234,516	$-
Common stock issued for conversion of debt	$1,987,193	$2,975,226
Beneficial conversion feature on convertible note	$277,160	$-
Fair value of derivative issued	$-	$3,063,210
Common stock issued for fixed asset	$7,000	$-
Reclass of value of options issued in current year previously reflected in accrued expenses	$-	$209,000

The accompanying notes are an integral part of these audited financial statements

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginOil, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began its planned principle operations in December, 2010, at which time it exited the development stage.

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginOil (HK) Limited (OOHK), in Hong Kong, China. The Company plans to grant OOHK a master license for the People’s Republic of China. In turn, OOHK is expected to license regional joint ventures for frack and waste treatment. A research and manufacturing center is also planned. As of December 31, 2014, OOHK had no assets and had not started any operations.

Line of Business

OriginOil is a pure technology company and is the developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water.  The Company’s technology integrates easily with other industry processes and can be embedded into larger systems through licensing and joint ventures.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2014, the Company did not generate significant revenue, incurred a net loss of $11,138,608 and used cash in operations of $4,484,110.  As of December 31, 2014, the Company had a working capital deficiency of $7,330,957 and a shareholders’ deficit of $7,200,317.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2014, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock and warrants. The Company also has standing purchase orders and open invoices with customers which are expected to provide funds for operations. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for stock holders, in case of equity financing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Revenue Recognition

The Company recognizes revenue upon delivery of equipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  Title to the equipment is transferred to the customer once the last payment is received. The Company records revenue as goods are shipped, and the equipment has been fully accepted by the customer. Generally, the Company extends credit to its customers and does not require collateral.  The Company does not ship a product until it has a purchase agreement signed by the customer with a payment arrangement.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Loss per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2014 and 2013, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the years ended December 31, 2014 and 2013, the dilutive impact of outstanding stock options of 4,404,643 and 4,684,643, outstanding warrants of 30,946,563 and 42,033,596 and notes convertible into 100,195,172 and 12,037,206 shares of common stock respectively, have been excluded because their impact on the loss per share is anti-dilutive.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $1,284,611 and $1,072,548 for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $248,129 and $220,535 for the years ended December 31, 2014 and 2013, respectively.

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing the Company’s stock options, warrants, convertible notes, derivative liabilities, deferred tax assets and common stock issued for services, among other items. Actual results could differ from these estimates.

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

Impairment of Long-lived Assets

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Based on upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets during the years ended December 31, 2014 and 2013.

Concentration of Credit Risk

As of December 31, 2014 and 2013, the Company had bank deposits in excess of federally insured limits of $0 and $571,448 respectively.

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

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Black-Scholes-Merton option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Reclassification

Certain gains and losses resulting from the valuation of our derivative liabilities for the year ended December 31, 2013 were combined in order to agree with the classification for the current period.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments (Continued)

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and 2013.

	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2014	$-	$-	$4,052,401
Derivative Liability, December 31, 2013	$-	$-	$1,031,484

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$1,031,484
Fair Value of derivative liabilities issued	1,319,512
Conversion of notes payable	(3,396,556)
Loss on change in derivative liability	5,097,961
Ending balance as of December 31, 2014	$4,052,401

Recently Issued Accounting Pronouncements

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

On August 27, 2014, the Company adopted the amendment to ASU 2014-15 on Presentation of Financial Statements Going Concern (Subtopic 205-40). The amendment provides for guidance to reduce diversity in the timing and content of footnote disclosures. The amendment requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The Company has to define the term of substantial doubt, which has to be evaluated every reporting period including interim periods. Management has to provide principles for considering the mitigating effect of its plan, and disclose when substantial doubt is alleviated as well as when it is not alleviated. The Company is required to assess management’s plan for a period of one year after the financial statements are issued (or available to be issued). The amendment is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

3.	PROPERTY & EQUIPMENT

Property and Equipment consists of the following as of December 31, 2014 and 2013:

	2014	2013

Machinery & equipment	$86,855	$77,665
Furniture & fixtures	29,593	27,056
Computer equipment	39,293	29,789
Leasehold improvements	94,914	94,914
	250,655	229,424
Less accumulated depreciation and amortization	(171,767)	(155,220)

	$78,888	$74,204

During the years ended December 31, 2014 and 2013, depreciation and amortization expense was $16,547 and $15,153, respectively.

4.	CAPITAL STOCK

On August 13, 2014, the Company filed an amendment to its Articles of Incorporation to increase its authorized shares of common stock to 1,000,000,000 shares. There was no change to the 25,000,000 authorized shares of preferred stock or par value. The total number of authorized shares increased to 1,025,000,000.

On May 29, 2014, the Company issued 1,000 shares of Series A Preferred Stock to the CEO of the Company, which did not have a dividend rate or liquidation preference, and were not convertible into shares of common stock. The preferred stock gave the CEO voting rights of 51%, which remained issued and outstanding until September 1, 2014. The shares were automatically redeemed by the Company at par value, and are presented in the financial statements as preferred treasury stock.

During the year ended December 31, 2014, the Company issued 11,251,903 shares of common stock for services at fair value of $1,998,721.

During the year ended December 31, 2014, the Company issued 28,459,517 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $1,857,828, plus interest in the amount of $129,364, based upon conversion prices of $0.049 up to $0.14.

During the year ended December 31, 2014, the Company issued 5,000,000 shares of common stock upon exercise of the purchase warrants in the amount of 5,000,000 for cash in the amount of $750,000.

During the year ended December 31, 2014, the Company issued 45,366 shares for the purchase of a fixed asset with a fair value of $7,000.

During the year ended December 31, 2014, the Company issued 1,326,881 supplemental shares of common stock for the agreement entered into subsequent to the sale of the common stock during the year ended December 31, 2013. The supplemental shares had a fair value of $234,516, which reduced the liability recorded in the previous year..

During the year ended December 31, 2013, the Company offered up to $2,000,000 shares of the Company’s common stock, par value $0.0001 per share, which in the sole discretion of the Company, without further notice, could be increased to $3,000,000 shares of common stock at a price per share of $0.25 per share. For subscribers who subscribed for $300,000 or more of shares in this offering, the common stock price was $0.15 per share. The Company raised aggregate proceeds of $2,267,542 from the sale of these units. Based upon the offering, the Company issued (i) 4,274,616 shares to investors at $0.25 per share for cash of $1,068,543 and, (ii) issued 8,000,000 shares to investors at $0.15 per share for cash of $1,200,000. Included in the sale of shares of common stock were warrants to purchase 36,995,692 shares of common stock. The warrants are exercisable from 1 up to 5 years upon grant with an exercise price of $0.15 per share up to $0.25 per share. Subsequent to sale of the common stock units discussed above, the Company entered into a supplemental agreement with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber (the "Adjustment Period") the market price (as defined below) of the Company's common stock is less than the price per share, then the price per share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10) consecutive trading days during the Adjustment Period. The company considered the effects of the above and determined that as of December 31, 2013 it should record a provision to reflect its potential obligation to issue such shares.  The Company is accounting for this liability as of each reporting period until the defined adjustment period has terminated.  Based upon its calculation, the company recorded an obligation at December 31, 2013, to issue shares with a fair value of $105,754.

During the year ended December 31, 2013, the Company issued 2,448,976 shares of common stock for services with prices ranging from $0.25 up to $0.63 with a total fair value of $902,113. The shares issued were valued at the trading price at the date of the agreement. The Company also granted, but did not issue, 400,000 shares of common stock to certain directors of the Company. The fair value of the shares was $64,000 at the date of the agreement, which has been included in accrued expenses at December 31, 2013.

During the year ended December 31, 2013, the Company issued 19,861,112 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $2,975,226 based upon a conversion price of $0.11 up to $0.875.

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

5.	CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following as of December 31, 2014 and 2013:

	2014	2013

Convertible Promissory Notes	$2,885,000	$1,530,000
OID Notes	273,125	273,125
Security Purchase Agreement	-	122,828
Convertible Note	383,531
Total Notes	3,541,656	1,925,953
Debt Discount	(454,054)	(971,964)

	$3,087,602	$953,989

Convertible Promissory Notes

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum.. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.14 to $0.30 or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2013, the outstanding principal balance was $1,530,000. During the year ended December 31, 2014, the Company entered into additional notes in the aggregate amount of $3,090,000 of these Notes, and converted $1,735,000 in aggregate principal, plus accrued interest of $106,864 into 27,192,385 shares of common stock. As of December 31, 2014, the Notes aggregate remaining balance is $2,885,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,909,407 during the year ended December 31, 2014.

As of December 31, 2014, the remaining balance of the OID Notes was $273,125. The Notes are unsecured convertible promissory notes (the “OID Notes”), that include an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. The OID Notes are convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. In addition, so long as the OID Notes or other convertible note transactions currently in effect between the Company and the holders are outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holders in these OID Notes, then such additional or more favorable term shall at the OID Notes holders’ option become a part of any or all of the outstanding OID Notes with the holders. On June 10, 2014, a holder of a note with a more favorable term converted a note at a price of $0.0605, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes.

On June 20, 2012, the Company received an initial advance of $100,000, plus warrants to purchase an aggregate of up to 153,846 shares of our common stock. The funds were received in consideration of the sale of a 10% unsecured convertible promissory note, with an aggregate sum of $400,000, plus warrants to purchase an aggregate of up to 615,385 shares of the Company’s common stock at a purchase price of $0.65 per share. During the months of June and December, 2013, the lender advanced another $250,000 under the securities purchase agreement and issued 307,692 warrants to acquire shares of our common stock, bringing the total principal received under the note to $350,000. During the year ended December 31, 2014, the lender converted the notes in full for a principal amount of $122,828, plus accrued interest of $22,500, leaving a remaining principal balance of $0. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $62,764 during the year ended December 31, 2014.

The Company evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so it did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations.

On September 29, 2014, the Company issued a convertible note in exchange for an accounts payable in the amount of $383,531, which can be converted into shares of the Company’s common stock after March 29, 2015. The note was accounted for under ASC 470, and will be re-evaluated after March 29, 2015. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and the full value of the note was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. As of December 31, 2014, the aggregate remaining balance of the Note is $383,531. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $142,408 during the year ended December 31, 2014.

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

6.	UNSECURED NOTES PAYABLE

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

7.	DERIVATIVE LIABILITIES

The Company evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so it did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The derivative liability is adjusted periodically according to the stock price fluctuations.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	2014	2013
Risk free interest rate	.02% - .26%	.05% - .72%
Stock volatility factor	68.29% - 111.86%	86.88% - 101%
Weighted average expected option life	6 months - 2 years	6 months – 4 years
Expected dividend yield	None	None

As of December 31, 2014 and 2013, the derivative liability recognized in the financial statements as of December 31, 2014 was $4,052,401 and $1,031,484, respectively.

8.	OPTIONS AND WARRANTS

Options

The Board of Directors adopted the OriginOil, Inc., 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of common stock.

On May 25, 2012, the Board of Directors adopted the OriginOil, Inc., 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of common stock.

On June 14, 2013, the Board of Directors adopted the OriginOil, Inc., 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Four Million (4,000,000) shares of common stock.

Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: In the case of incentive options, if the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the Plans or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

During the year ended December 31, 2014, the Company granted 750,000 non-statutory stock options to employees with an estimated fair value of approximately $81,000 using the Black-Scholes-Merton calculation. The options are exercisable at $0.1862/share, vest 90 days from grant date and expire five (5) years from date of grant. During the year ended December 31, 2014, the Company recognized compensation costs of $3,865 based on the fair value of options that vested.

During the year ended December 31, 2014, the Company recorded $193,035 of compensation cost based on the vesting of the options granted to employees, directors and consultants in prior periods. Future unamortized compensation expense on the unvested outstanding options at December 31, 2014 was approximately $482,661.

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

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

8.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,684,643	$0.53	465,294	$1.67
Granted	750,000	0.19	4,325,808	0.41
Exercised	-	-	-	-
Forfeited/Expired	(1,030,000)	0.47	(106,459)	0.39
Outstanding, end of year	4,404,643	$0.43	4,684,643	$0.53
Exercisable at the end of year	2,240,370	$0.47	1,792,083	$0.45
Weighted average fair value of
options granted during the year		$0.19		$0.41

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan and 2013 Plan as of December 31, 2014 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.19 - 7.20	2,071,978	1,084,371	1.54 - 9.77
$0.29 - 0.44	2,332,665	1,155,999	8.71
	4,404,643	2,240,370

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of  December 31, 2013 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercise	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 7.20	1,701,978	981,750	1.98 - 9.71
$0.29 - 0.44	2,982,665	810,333	9.71
	4,684,643	1,792,083

At December 31, 2014 and 2013, the aggregate intrinsic value of the options outstanding was $0.

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the years ended December 31, 2014 and 2013 were $196,900 and $345,791, respectively.

For purpose of determining the fair market value of the stock options, the Company used Black-Scholes option valuation model. The significant assumptions used in the valuation of the stock options are as follows:

	2014	2013
Risk free interest rate	1.74%	0.28% - 0.49%
Stock volatility factor	67.53%	88.00% - 91.00%
Weighted average expected option life	5 years	4 - 10 years
Expected dividend yield	None	None

Restricted Stock to CEO

On November 13, 2014, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 40,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s Market Capitalization (the market capitalization shall mean the total number of shares of issued and outstanding common stock, multiplied by the average closing trade price of the Company’s common stock on the 10 trading days immediately prior to the date of determination) exceeds $15,000,000, the Company will issue up to 16,000,000 shares of its common stock; b) If the Company’s Market Capitalization exceeds $20,000,000, the Company will issue up to 24,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance beginning upon the earlier of July 1, 2015 or the first date that any other eligible individual’s shares of restricted stock become eligible.

Restricted Stock to Employees

On November 13, 2014, the Company entered into RSGAs with the employees of OriginOil, for the economic performance of the Company. All shares issuable under the RSGAs are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 26,050,000 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,500,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 10,420,000 shares of its common stock; b) If the Company’s consolidated net profit, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $500,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 15,630,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the year ended December 31, 2014, no warrants were issued by the Company.

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

A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		average		average
		exercise		exercise
	Warrants	price	Warrants	price
Outstanding -beginning of year	42,033,596	$0.31	7,554,616	$0.79
Granted	-	-	37,427,384	0.20
Exercised	(5,000,000)	0.15	(1,234,210)	0.30
Forfeited	(6,087,033)	0.61	(1,714,194)	1.26
Outstanding - end of year	30,946,563	$0.27	42,033,596	$0.31

At December 31, 2014, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	29,532,860	29,532,860	0.49 - 3.45
$0.90 - 8.70	547,341	547,341	0.08 - 7.88
$0.90 - 10.21	866,362	866,362	0.59 - 3.72
	30,946,563	30,946,563

At December 31, 2014 and 2013, the aggregate intrinsic value of the warrants outstanding was $0 and $320,000 respectively.

For purpose of determining the fair market value of the warrants, the Company used Black-Scholes option valuation model. The significant assumptions used in the valuation of the warrants are as follows:

	2014	2013
Risk free interest rate	N/A%	0.17% - 0.44%
Stock volatility factor	N/A%	83.00% - 88.00%
Weighted average expected option life		5 years
Expected dividend yield	N/A	None

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

9.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, The Company provides valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2014 and 2013, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2014 and 2013, the Company did not recognize interest and penalties.

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $25,479,400, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Book income	$(4,453,900)	$(3,505,200)
Tax to book differences for deductible expenses	23,200	(17,600)
Tax nondeductible expenses	2,454,600	1,403,200

Valuation Allowance	1,976,100	2,119,600

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2014	2013
Deferred tax assets:
NOL carryover	$10,191,770	$8,423,640
Other carryovers	557,270	449,650

Deferred tax liabilities:
Depreciation	(44,060)	(49,600)

Less Valuation Allowance	(10,704,980)	(8,823,690)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

ORIGINOIL, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between January 2, 2015, and March 26, 2015, the Company issued 3,850,721 shares of common stock for services at a fair value of $272,195.

Between January 12, 2015 and March 9, 2015, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $365,000, plus unpaid interest of $35,607 into an aggregate of 10,195,172 shares of the Company’s common stock.

Between January15, 2015 and February 27, 2015, the Company sold convertible promissory notes ("Notes") in the aggregate principal amount of $630,000. The Notes mature on various dates, nine months from the date of issuance and bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at a conversion price range of the lesser of $0.08 to $0.10 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Notes amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes.

Between January 30, 2015 and March 23, 2015, holders of warrants to purchase up to an aggregate of 2,923,624 shares of the Company’s common stock at an exercise price of $0.05 per share delivered notices of election to exercise the warrants in full on a cash basis resulting in the issuance of 2,923,624 shares of the Company’s common stock for an aggregate purchase price of $146,181.

On February 4, 2015, the Company issued 250,000 shares of common stock to each of its independent directors, Anthony Fidaleo and Byron Elton, in lieu of cash compensation for their service as directors to the Company.

Between February 19, 2015, and February 27, 2015 in connection with certain one-time make good agreements, the Company issued an aggregate of 574,796 shares of its common stock at a fair value of $53,142 to certain holders of its common stock.

On March 27, 2015, the Company’s board of directors authorized the grant of restricted stock awards providing for the grant of an aggregate of 3,950,000 shares of common stock including the grant of an additional 2,450,000 shares of common stock to Jean-Louis Kindler, the Company’s Chief Commercial Officer and director.

