Form 10-Q
period 2015-03-31
ORIGINCLEAR, INC.
filed 2015-05-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

ORIGINCLEAR, INC.

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

Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of May14, 2015 was 132,435,773.

1

PART I - FINANCIAL INFORMATION ORIGINCLEAR, INC.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$478,528	$198,384
Accounts receivable	25,955	-
Work in progress	124,561	87,123
Prepaid expenses	184,549	46,482

TOTAL CURRENT ASSETS	813,593	331,989

NET PROPERTY AND EQUIPMENT	82,718	78,888

OTHER ASSETS
Other asset	37,038	37,038
Trademark	4,467	4,467
Security deposit	10,247	10,247

TOTAL OTHER ASSETS	51,752	51,752

TOTAL ASSETS	$948,063	$462,629

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$341,869	$203,082
Accrued expenses	318,920	272,291
Deferred income	129,976	47,570
Derivative liabilities	4,211,960	4,052,401
Convertible promissory notes, net of discount of $417,497 and $454,053, respectively	3,704,158	3,087,602

Total Current Liabilities	8,706,883	7,662,946

TOTAL LIABILITIES	8,706,883	7,662,946

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized
117,792,485 and 99,748,172 shares issued and outstanding, respectively	11,780	9,975
Preferred treasury stock,1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	41,387,173	40,258,419
Accumulated deficit	(49,157,773)	(47,468,711)

TOTAL SHAREHOLDERS' DEFICIT	(7,758,820)	(7,200,317)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$948,063	$462,629

The accompanying notes are an integral part of these condensed financial statements.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Sales	$47,570	$159,410

Cost of Goods Sold	28,164	105,970

Gross Profit	19,406	53,440

Operating Expenses
Selling and general and administrative expenses	971,138	1,265,851
Research and development	259,355	246,847
Depreciation and amortization expense	4,471	3,856

Total Operating Expenses	1,234,964	1,516,554

Loss from Operations	(1,215,558)	(1,463,114)

OTHER INCOME/(EXPENSE)
Realized gain on investment	-	6,353
Fair value of discounted warrants	(149,807)	-
Gain/(Loss) on change in derivative liability	174,957	(2,133,717)
Commitment fee	(51,697)	-
Interest expense	(446,957)	(641,766)

TOTAL OTHER INCOME/(EXPENSE)	(473,504)	(2,769,130)

NET LOSS	$(1,689,062)	$(4,232,244)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	106,642,676	59,021,011

The accompanying notes are an integral part of these condensed financial statements.

 ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31,2014	-	$-	99,748,172	$9,975	$40,258,419	$(47,468,711)	$(7,200,317)

Common stock issued for exercise of warrants for cash	-	-	2,923,624	293	145,888	-	146,181

Common stock issuance for conversion of debt	-	-	10,195,172	1,020	399,587	-	400,607

Common stock issuance of supplemental shares	-	-	574,796	57	51,639	-	51,696

Common stock issued at fair value for services	-	-	4,350,721	435	336,960	-	337,395

Fair value of re-priced warrants	-	-	-	-	149,807	-	149,807

Stock compensation cost	-	-	-	-	44,873	-	44,873

Net loss for the three months ended March 31, 2015	-	-	-	-	-	(1,689,062)	(1,689,062)
Balance at March 31, 2015 (Unaudited)
	-	$-	117,792,485	$11,780	$41,387,173	$(49,157,773)	$(7,758,820)

The accompanying notes are an integral part of these condensed financial statements.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,689,062)	$(4,232,244)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	4,471	3,856
Gain on sale of investment	-	(6,353)
Common stock and warrants issued for services	337,395	320,389
Stock and warrant compensation expense	44,873	59,897
Change in valuation of derivative liability	(174,957)	2,182,790
Debt discount and original issue discount recognized as interest expense	371,073	595,917
Non cash commitment fee expense	51,696	-
Fair value of re-priced warrants	149,807	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(25,955)	(22,962)
Prepaid expenses	(138,067)	1,870
Work in progress	(37,438)	(9,797)
Other asset	-	2,500
Increase (Decrease) in:
Accounts payable	138,787	108,616
Accrued expenses	82,235	(114,375)
Deferred income	82,406	(50,000)

NET CASH USED IN OPERATING ACTIVITIES	(802,736)	(1,159,896)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Proceeds from sale of investment, at cost		6,815
Purchase of fixed assets	(8,301)	(8,685)

CASH USED IN INVESTING ACTIVITIES	(8,301)	(1,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	945,000	885,000
Proceeds for issuance of common stock	146,181	450,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,091,181	1,335,000

NET INCREASE IN CASH	280,144	173,234

CASH BEGINNING OF PERIOD	198,384	821,448

CASH END OF PERIOD	$478,528	$994,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$133	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued for supplemental shares	$51,697	$58,448
Common stock issued for conversion of debt	$400,607	$786,902
Beneficial conversion feature on convertible note	$-	$-
Fair value of derivative issued	$-	$656,756

The accompanying notes are an integral part of these condensed financial statements.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

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

Loss per Share Calculations

Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended March 31, 2015, the Company has excluded 3,954,644 options, 28,022,272 warrants outstanding, and notes convertible into 110,111,623 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
·	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
·

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$4,211,960	$-	$-	$4,211,960

Total liabilities measured at fair value	$4,211,960	$-	$-	$4,211,960

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$4,052,401
Fair value of derivative liabilities issued	334,516
Conversion of notes payable	(475,491)
Loss on change in derivative liability	300,534
Ending balance as of March 31, 2015	$4,211,960

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

3. CAPITAL STOCK

During the three months ended March 31, 2015, the Company issued 2,923,624 shares of common stock for exercise of the purchase warrants in the amount of 2,923,624 for a price of $0.05 per share for cash in the amount of $146,181.

During the three months ended March 31, 2015, the Company issued 10,195,172 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $365,000, plus interest in the amount of $35,607, based upon conversion prices of $0.044 and $0.046.

During the three months ended March 31, 2015, the Company issued 4,350,721 shares of common stock for services at fair value of $337,395.

During the three months ended March 31, 2015, the Company issued 574,796 shares of common stock for supplemental shares based on an agreement entered into with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber (the “Adjustment Period”) the market price (as defined below) of the Company's common stock is less than the price per share,  then the price per  share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10)  consecutive trading days during the Adjustment Period.

4. CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through December 26, 2015. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.07 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2014, the outstanding principal balance was $2,885,000. During the three months ended March 31, 2015, the Company issued an additional $525,000 of these Notes, and converted $365,000 in aggregate principal, plus accrued interest of $35,607 into 10,195,172 shares of common stock. As of March 31, 2015, the Notes had an aggregate remaining balance of $3,045,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $224,974 during the three months ended March 31, 2015.

As of March 31, 2015, the remaining balance of the OID Notes was $273,125. The Notes are unsecured convertible promissory notes (the “OID Notes”), that includes an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. The OID Notes are convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. In addition, so long as the OID Notes or other convertible note transactions currently in effect between the Company and the holders are outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holders in these OID Notes, then such additional or more favorable term shall at the OID Notes holders’ option become a part of any or all of the outstanding OID Notes with the holders. On March 9, 2015, a holder of a note with a more favorable term converted a note at a price of $0.035, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

4. CONVERTIBLE NOTES PAYABLE (Continued)

On February 27, 2015 and March 31, 2015, the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $420,000. The notes mature nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on November 24, 2015 and December 26, 2015. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.07 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,347 during the three months ended March 31, 2015.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations.

On September 29, 2014, the Company issued a convertible note in exchange for an accounts payable in the amount of $383,351, which could be converted into shares of the Company’s common stock after March 29, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $134,752 during the three months ended March 31, 2015.

5. DERIVATIVE LIABILITIES

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The derivative liability is adjusted periodically according to the stock price fluctuations.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.03% - .26%
Stock volatility factor	55.59% - 102.69%
Weighted average expected option life	6 - 9 months
Expected dividend yield	None

The derivative liability recognized in the financial statements as of March 31, 2015 was $4,211,960.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

6. OPTIONS AND WARRANTS

Options

The Board of Directors adopted the OriginClear, Inc. (formerly OriginOil, Inc.), 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.

On May 25, 2012, the Board of Directors adopted a new OriginClear, Inc. (formerly OriginOil, Inc.), 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of Common Stock.

On June 14, 2013, the Board of Directors adopted a new OriginClear, Inc. (formerly OriginOil, Inc.), 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Four Million (4,000,000) shares of Common Stock.

Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than thirty (30) days nor more than three (3) months after such termination.

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

During the three months ended March 31, 2015, the Company did not grant any incentive stock options, but recognized compensation costs of $44,873 based on the fair value of the options vested for the three months ended March 31, 2015.

A summary of the Company’s stock option activity and related information follows:

	March 31, 2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,404,643	$0.43
Granted	-	-
Exercised	-	-
Forfeited/Expired	(449,999)	0.44
Outstanding, end of period	3,954,644	$0.43
Exercisable at the end of period	2,282,140	$0.38
Weighted average fair value of
options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of March 31, 2015 was as follows:

			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 4.20	1,321,978	1,083,474	1.30 - 8.96
$0.29	500,000	500,000	8.26
$0.41 - 0.44	1,382,666	604,916	8.96
$0.19	750,000	93,750	9.52
	3,954,644	2,282,140

The intrinsic value of the outstanding options, as of March 31, 2015 was $0, as they are underwater.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

6. OPTIONS AND WARRANTS (Continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2015 was $44,873.

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

Restricted Stock to Employees

On November 13, 2014, the Company entered into RSGAs with the employees of OriginClear Inc. (formerly OriginOil, Inc.), for the economic performance of the Company. All shares issuable under the RSGAs are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 26,050,000 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,500,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 10,420,000 shares of its common stock; b) If the Company’s consolidated net profit, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $500,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 15,630,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the three months ended March 31, 2015, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	March 31, 2015
		Weighted
		average
		exercise
	Options	price
Outstanding -January 1, 2015	30,946,563	$0.27
Granted	-	-
Exercised	(2,923,624)	0.25
Forfeited	(667)	8.40
Outstanding - March 31, 2015	28,022,272	$0.29

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2015

On January 21, 2015, the Company offered a re-pricing of $0.05 per share to investors who held common stock purchase warrants at a price of $0.25 per share. During the period ended March 31, 2015, the Company issued 2,923,624 shares of common stock upon exercise of 2,923,624 purchase warrants for cash in the amount of $146,181. The Company performed a valuation of the purchase warrants using Black Scholes and recognized in the statement of operations a fair value discount on the warrants of $149,807.

At March 31, 2015, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.15 - 0.65	26,609,236	26,609,236	0.25 - 3.20
$ 0.26 - 5.70	866,362	866,362	0.35 - 3.47
$ 0.90 - 8.70	546,674	546,674	0.90 - 7.64
	28,022,272	28,022,272

7. SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

Between April 2, 2015 and April 21, 2015, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $180,000, plus unpaid interest of $18,489 into an aggregate of 6,687,866 shares of the Company’s common stock.

Between April 9, 2015 and May 12, 2015, the Company issued 3,500,000 shares of common stock for services at a fair value of $200,900.

On May 12, 2015, a holder of a convertible note issued in exchange for an accounts payable, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $230,000 into an aggregate of 4,455,422 shares of the Company’s common stock.

On May 13, 2015, the Company’s board of directors authorized the issuance of up to 4,200,000 shares of common stock and $2,500 of shares of the Company’s common stock per month in lieu of cash consideration. Of these shares, 2,000,000 shares plus the $2,500 monthly shares are subject to one-time make good anti-dilution agreements.

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

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”), formerly OriginOil, Inc., was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have been engaged in our current and proposed business operations since June 2007, and to date, we have been primarily involved in research and development activities.  Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our telephone number is (323) 939-6645. Our website address is www.originclear.com. Our website and the information contained on our website are not incorporated into this quarterly report.

On April 16, 2015 we announced that we changed the name of the Company from OriginOil, Inc. to OriginClear, Inc. The purpose of this change was to better reflect the ability of our core technology to “clarify” water.

In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

•	OriginClear’s Twitter Account (https://twitter.com/originclear)

•	OriginClear’s Facebook Page (https://www.facebook.com/originclear)

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

Overview of Business

OriginClear is the proprietary developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process.

The company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The electro-chemical process was then extended, first to cleaning up oil and gas waste water and most recently, to industrial, agricultural and urban waste.

EWS is designed to be an early step in removal of oils, suspended solids and pathogens; reducing the work that more expensive, downstream processes must do, therefore enabling more cost-efficient and high-volume water treatment and reuse.

OriginClear is a technology company. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

While our long-term business model is based on licensing our technology to original equipment manufacturers (OEMs), we also assemble and sell complete solutions based on EWS. These are named OriginClear Prime, in versions for petroleum water cleanup, algae harvesting and waste water management. In addition to OEMs, OriginClear grants master licenses by area of application or geography. In 2015, OriginClear launched a subsidiary in Hong Kong, OriginClear (HK), and granted it a master license for the People’s Republic of China. In turn, the subsidiary is expected to license regional joint ventures for frack and waste water treatment. A research and a manufacturing center are also planned.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2015, and no pronouncements were adopted during the period.

Results of Operation

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2015 and 2014 was $47,570 and $159,410, respectively. Cost of goods sold for the three months ended March 31, 2015 and 2014 was $28,164 and $105,970, respectively. The decrease in revenue and cost of sales was due to a decrease in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing. In addition, we are not focused on immediate sales of equipment, but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $294,713 to $971,138 for the three months ended March 31, 2015, compared to $1,265,851 for the three months ended March 31, 2014. The decrease in SG&A expenses was due primarily to a decrease in marketing expense of $283,789 of which $40,670 of the decrease was non-cash for shares issued for services, a decrease in outside services of $69,917, a decrease in salaries of $18,387, and an overall decrease in other SG&A expenses of $17,380, offset by an increase in professional fees of $94,760.

Research and Development Cost

Research and development (“R&D”) costs increased by $12,508 to $259,355 for the three months ended March 31, 2015, compared to $246,847 for the three months ended March 31, 2014. The increase in overall R&D costs was primarily due to an increase in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) decreased by $2,295,626 to ($473,504) for the three months ended March 31, 2015, compared to ($2,769,130) for the three months ended March 31, 2014. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $2,308,674 and interest expense of $194,809, offset by an increase in fair value of discounted warrants of $149,807, commitment fees of $51,697 and gain on investment of $6,353.

Net Loss

Our net loss decreased by $2,543,182 to $1,689,062 for the three months ended March 31, 2015, compared to a net loss of $4,232,244 for the three months ended March 31, 2014. The majority of the decrease in net loss was due primarily to a decrease in other income and (expenses) in the amount of $2,295,626 and a decrease in total operating expenses of $281,590, with a decrease in gross profit of $34,034.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the three months ended March 31, 2015, we did not generate significant revenue, incurred a net loss of $1,689,062 and cash used in operations of $802,736. As of March 31, 2015, we had a working capital deficiency of $7,893,290 and a shareholders’ deficit of $7,758,820. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the three months ended March 31, 2015, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At March 31, 2015 and December 31, 2014, we had cash of $478,528 and $198,384, respectively and working capital deficit of $7,893,290 and $7,330,957, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, accounts receivable, work-in-process, accounts payable, prepaid expenses, accrued expenses and deferred income.

During the first three months of 2015, we raised an aggregate of $945,000 in an offering of unsecured convertible notes and $146,181 from the exercise of warrants. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $802,736 for the three months ended March 31, 2015, compared to $1,159,896 for the prior period ended March 31, 2014. The decrease of $357,160 in cash used in operating activities was due to the net decrease in other assets, with an increase in accounts receivable, prepaid expenses, work in process, accounts payable, accrued expenses, deferred income, and net loss due to an increase in non-cash accounts associated with the derivatives. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $8,301 for the three months ended March 31, 2015, as compared to $1,870 for the prior period ended March 31, 2014. The net increase in cash used in investing activities was due to a decrease in the proceeds from sale of investment in the prior period.

Net cash flows provided by financing activities was $1,091,181 for the three months ended March 31, 2015, as compared to $1,335,000 for the prior period ended March 31, 2014. The decrease in cash provided by financing activities was due to a decrease in equity financing offset by an increase in debt financing with the issuance of convertible notes. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

Consultant Issuances

On May 13, 2015, our board authorized the issuance of up to 4,200,000 shares of our common stock and $2,500 of shares of our common stock per month to consultants in lieu of cash consideration. Of these shares, 2,000,000 shares plus the $2,500 monthly shares are subject to one-time make good anti-dilution agreements.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Conversion of Notes

Between April 7, 2015 and April 21, 2015, holders of convertible promissory notes converted an aggregate principal and interest amount of $312,931 into an aggregate of 7,759,466 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transaction did not involve a public offering.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
May 15, 2015

