Form 10-Q
period 2015-06-30
ORIGINCLEAR, INC.
filed 2015-08-05
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2015

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

The number of shares of registrant’s common stock outstanding, as of August 4, 2015 was 155,520,165.

PART I - FINANCIAL INFORMATION ORIGINCLEAR, INC.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$180,699	$198,384
Work in progress	124,609	87,123
Prepaid expenses	83,747	46,482

TOTAL CURRENT ASSETS	389,055	331,989

NET PROPERTY AND EQUIPMENT	78,746	78,888

OTHER ASSETS
Other asset	37,038	37,038
Trademark	4,467	4,467
Security deposit	9,650	10,247

TOTAL OTHER ASSETS	51,155	51,752

TOTAL ASSETS	$518,956	$462,629

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$22,833	$203,082
Accrued expenses	347,122	272,291
Deferred income	41,266	47,570
Derivative liabilities	4,611,398	4,052,401
Convertible promissory notes, net of discount of $599,857 and $454,054, respectively	3,878,846	3,087,602

Total Current Liabilities	8,901,465	7,662,946

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized 1,000 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 147,198,804 and 99,748,172 shares issued and outstanding, respectively	14,719	9,975
Preferred treasury stock, 1,000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	42,540,326	40,258,419
Accumulated deficit	(50,937,554)	(47,468,711)

TOTAL SHAREHOLDERS' DEFICIT	(8,382,509)	(7,200,317)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$518,956	$462,629

The accompanying notes are an integral part of these condensed financial statements

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	$88,710	$-	$136,280	$159,410

Cost of Goods Sold	58,130	-	86,294	105,970

Gross Profit	30,580	-	49,986	53,440

Operating Expenses
Selling and general and administrative expenses	1,325,401	2,435,225	2,296,539	3,701,076
Research and development	201,386	232,590	460,742	479,437
Depreciation and amortization expense	4,700	4,115	9,171	7,971

Total Operating Expenses	1,531,487	2,671,930	2,766,452	4,188,484

Loss from Operations	(1,500,907)	(2,671,930)	(2,716,466)	(4,135,044)

OTHER (EXPENSE) INCOME
Realized gain on investment	-	-	-	6,353
Loss on sale of asset	(1,552)	-	(1,552)	-
Fair value of financing cost	(143,172)	-	(143,172)
Fair value of discounted warrants	149,807	-	-	-
Gain (Loss) on change in derivative liability	133,783	(1,817,609)	308,740	(3,951,326)
Commitment fee	-	(38,540)	(51,697)	(38,540)
Interest expense	(417,739)	(623,788)	(864,696)	(1,265,554)

TOTAL OTHER (EXPENSE) INCOME	(278,873)	(2,479,937)	(752,377)	(5,249,067)

NET LOSS	$(1,779,780)	$(5,151,867)	$(3,468,843)	$(9,384,111)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.07)	$(0.03)	$(0.14)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	132,818,686	77,341,561	119,701,452	68,231,895

The accompanying notes are an integral part of these condensed financial statements

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Preferred stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	-	$-	99,748,172	$9,975	$40,258,419	$(47,468,711)	$(7,200,317)

Common stock issued for exercise of warrants for cash	-	-	4,923,624	491	245,689	-	246,180

Common stock issued for cash	-	-	1,916,667	192	57,308	-	57,500

Common stock issuance for conversion of debt	-	-	28,884,487	2,888	977,127	-	980,015

Common stock issuance of supplemental shares	-	-	574,796	58	51,639	-	51,697

Common stock issued at fair value for services	-	-	11,151,058	1,115	737,975	-	739,090

Stock compensation cost	-	-	-	-	89,747	-	89,747

Beneficial conversion feature	-	-	-	-	122,422	-	122,422

Net loss for the six months ended June 30, 2015	-	-	-	-	-	(3,468,843)	(3,468,843)

Balance at June 30, 2015 (Unaudited)	-	$-	147,198,804	$14,719	$42,540,326	$(50,937,554)	$(8,382,509)

The accompany notes are an integral part of these condensed financial statements

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,468,843)	$(9,384,111)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	9,171	7,971
Gain on sale of investment	-	(6,353)
Loss on sale of asset	1,552	-
Common stock and warrants issued for services	739,090	1,646,390
Stock and warrant compensation expense	89,747	103,678
Fair value of debt financing cost	143,172	-
Change in valuation of derivative liability	(308,740)	3,951,326
Debt discount and original issue discount recognized as interest expense	701,181	1,174,432
Equity based commitment fee expense	51,697	38,540
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(37,265)	10,687
Work in progress	(37,486)	(52,253)
Other asset	597	1,903
Increase (Decrease) in:
Accounts payable	252,300	161,688
Accrued expenses	144,848	(33,355)
Deferred income	(6,304)	(50,000)

NET CASH USED IN OPERATING ACTIVITIES	(1,725,283)	(2,429,457)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Proceeds from sale of investment, at cost	-	6,815
Purchase of fixed assets	(11,082)	(11,212)

CASH USED IN INVESTING ACTIVITIES	(11,082)	(4,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,415,000	1,515,000
Proceeds for issuance of common stock	303,680	750,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,718,680	2,265,000

NET DECREASE IN CASH	(17,685)	(168,854)

CASH BEGINNING OF PERIOD	198,384	821,448

CASH END OF PERIOD	$180,699	$652,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$452	$1,282
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued for supplemental shares	$51,697	$144,293
Common stock issued for conversion of debt	$980,015	$1,220,139

The accompanying notes are an integral part of these condensed financial statements

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

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

Loss per Share Calculations

Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended June 30, 2015, the Company has excluded 3,954,644 options, 24,263,426 warrants outstanding, and notes convertible into 213,616,541 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$4,611,398	$-	$-	$4,611,398

Total liabilities measured at fair value	$4,611,398	$-	$-	$4,611,398

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$4,052,401
Fair value of derivative liabilities issued	867,737
Loss on change in derivative liability	(308,740)
Ending balance as of June 30, 2015	$4,611,398

Use of Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, derivative liabilities, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

3.	CAPITAL STOCK

Preferred Stock

On April 8, 2015, the Board of Directors of OriginClear, Inc. (the “Company”) authorized the issuance of 1,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry, and the Company filed a Certificate of Designation for is Series A Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred.

The shares of Series A Preferred Stock have a par value of $0.0001 per share. The Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock. The preferred stock gave the CEO voting rights of 51%, which remained issued and outstanding until July 8, 2015 at which time, the shares were automatically rescinded by the Company.

Common Stock

During the six months ended June 30, 2015, the Company issued 4,923,624 shares of common stock for exercise of the purchase warrants in the amount of 4,923,624 for prices ranging from $0.02 to $0.05 per share for cash in the amount of $246,180.

During the six months ended June 30, 2015, the Company issued 1,916,667 shares of commons stock at $0.03 per share for cash in the amount of $57,500. The shares were issued through a private offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated under the Securities Act.

During the six months ended June 30, 2015, the Company issued 28,884,487 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $910,000, plus interest in the amount of $70,015, based upon conversion prices ranging from $0.02 to $0.052.

During the six months ended June 30, 2015, the Company issued 11,151,058 shares of common stock for services at fair value of $739,090.

During the six months ended June 30, 2015, the Company issued 574,796 shares of common stock for supplemental shares based on an agreement entered into with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber (the “Adjustment Period”) the market price (as defined below) of the Company's common stock is less than the price per share,  then the price per  share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10)  consecutive trading days during the Adjustment Period.

4.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through January 25, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2014, the outstanding principal balance was $2,885,000. During the six months ended June 30, 2015, the Company issued an additional $615,000 of these Notes, and converted $680,000 in aggregate principal, plus accrued interest of $70,015 into 24,429,065 shares of common stock. As of June 30, 2015, the Notes had an aggregate remaining balance of $2,820,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $384,895 during the six months ended June 30, 2015.

On February 24, 2015, the OID Notes with an aggregate remaining balance of $273,125 were amended. The Notes are unsecured convertible promissory notes (the “OID Notes”), that included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. On February 24, 2015, the Notes were amended and have a maturity date of December 31, 2015. The Notes were analyzed under ASC 470 (Extinguishment & Modification of debt) to determine if there was a 10% change between the fair value of the embedded conversion option immediately before and after the modification or exchange. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the convertible note as an extinguishment. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. After the amendment the conversion price changed to the lesser of $0.08 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. On May 19, 2015, a holder of a note with a more favorable term converted a note at a price of $0.02, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $87,786 during the six months ended June 30, 2015.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

4.	CONVERTIBLE NOTES PAYABLE (Continued)

During the six months ended June 30, 2015, the Company entered into various unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $800,000. The notes mature nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates ending on February 25, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $83,487 during the six months ended June 30, 2015.

On June 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $123 during the six months ended June 30, 2015.

 On September 29, 2014, the Company issued a convertible note in exchange for an accounts payable in the amount of $383,351, which could be converted into shares of the Company’s common stock after March 29, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $144,892 during the six months ended June 30, 2015.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	.01% - .28%
Stock volatility factor	55.59% - 124.86%
Weighted average expected option life	6 - 9 months
Expected dividend yield	None

The derivative liability recognized in the financial statements as of June 30, 2015 was $4,611,398.

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

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

During the six months ended June 30, 2015, the Company did not grant any incentive stock options, but recognized compensation costs of $89,747 based on the fair value of the options vested for the six months ended June 30, 2015.

A summary of the Company’s stock option activity and related information follows:

	June 30, 2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,404,643	$0.43
Granted	-	-
Exercised	-	-
Forfeited/Expired	(449,999)	0.44
Outstanding, end of period	3,954,644	$0.43
Exercisable at the end of period	2,450,520	$0.39
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of June 30, 2015 was as follows:

			Weighted	Weighted	Weighted
			Average	Average	Average
	Stock	Stock	Remaining	Exercise Price	Exercise Price
Exercisable	Options	Options	Contractual	of Options	of Options
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable
$0.43 - 4.20	1,321,978	1,118,562	1.05 - 8.21	$0.46	$0.46
$0.29	500,000	500,000	8.01
$0.41 - 0.44	1,382,666	691,333	8.21	$0.53	$0.53
$0.19	750,000	140,625	9.27
	3,954,644	2,450,520

ORIGINCLEAR, INC.

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2015

6.	OPTIONS AND WARRANTS (Continued)

The intrinsic value of the outstanding options, as of June 30, 2015 was $0, as they are underwater.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended June 30, 2015 was $89,747.

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

Warrants

During the six months ended June 30, 2015, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	June 30, 2015
		Weighted
		average
		exercise
	Options	price
Outstanding - January 1, 2015	30,946,563	$0.27
Granted	-	-
Exercised	(6,523,624)	0.19
Forfeited	(159,513)	8.40
Outstanding - June 30, 2015	24,263,426	$0.29

At June 30, 2015, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	22,855,390	22,855,390	0.02 - 2.93
$0.26 - 5.70	866,362	866,362	0.10 - 3.22
$0.90 - 8.70	541,674	541,674	0.21 - 7.39
	24,263,426	24,263,426

7.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

Between July 1, 2015 and July 31, 2015, the Company sold to accredited investors 3,066,670 shares of common stock for aggregate consideration of $92,000. Shares issued in this offering are subject to certain price protection for a period of one year from the issuance of the shares.

On July 16, 2015, a holder of convertible promissory notes, known in our filings as “Convertible Promissory Notes”, converted an aggregate principal amount of $70,000, plus unpaid interest amount of $8,170 into an aggregate of 5,194,011 shares of the Company’s common stock.

On July 31, 2015, the Company issued 60,680 shares of common stock for services at a fair value of $2,549.

On July 31, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Progressive Water Treatment, Inc., a Texas corporation (“PWT”) and Marc Stevens, PWT’s sole shareholder (“Stevens”).  Upon the satisfaction or waiver of the conditions in the agreement, but in no event later than October 31, 2015 (the “Closing Date”), the Company will acquire PWT from Stevens through the transfer of all issued and outstanding shares of PWT in exchange (the “Exchange”) for 10,000 shares of a new series of preferred stock, the Series B Preferred Stock, to be created by the Company prior to the Closing Date, using the form of Certificate of Designation attached as an exhibit to the Share Exchange Agreement. Each share of Series B Preferred Stock will have a stated value of $150 per share and will be convertible into shares of the Company’s common stock at a conversion price of $0.03 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The Series B Preferred Stock shall be entitled to vote with holders of the Company’s common stock on all corporate actions, including the election of the Company’s directors. The holders of the Series B Preferred Stock shall be entitled to cast one vote for each share of Series B Preferred Stock owned. Consummation of the Exchange is subject to a number of closing conditions, including, among other things, (i) the satisfaction of due diligence by the parties of each other, (ii) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (iii) the execution of an employment agreement by Stevens, in the form of the Employment Agreement attached to the Share Exchange Agreement.

On August 4, 2015, the Company’s board of directors authorized the issuance of an aggregate of 3,282,410 shares of the Company’s common stock to former holders of warrants who previously exchanged their warrants for an aggregate of 4,923,624 shares of the Company’s common stock. The additional issuance of shares was made as a result of an adjustment to the purchase price for the exchange. Shares issued in the exchange, including the additional shares, are subject to certain price protection for a period of one year from the exchange.

On August 4, 2015, the Company’s board of directors authorized the issuance of an aggregate of 2,000,000 shares to consultants of the Company in lieu of cash consideration.

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

In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

●	OriginClear’s Twitter Account (https://twitter.com/originclear)

●	OriginClear’s Facebook Page (https://www.facebook.com/originclear)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following the company’s website, press releases, SEC filings, public conference calls and webcasts. This list may be updated from time to time.

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

EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes must do, therefore enabling more cost-efficient and high-volume water cleanup overall. In addition, the technology shows promise in neutralizing hard-to-remove contaminants such as ammonia (NH3), phosphorus (P) and hydrogen sulfide (H2S).

OriginClear is a technology company. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

Our business model is based on licensing our technology to original equipment manufacturers (OEMs), distributors, resellers, service providers and other licensees. At our Los Angeles laboratory, we build lab and demo-scale machines in-house for our new licensees.

In addition to commercializing our breakthrough technology, we have begun the process to acquire profitable, US-based service companies in the waste water treatment marketplace, with the intention of creating a family of OriginClear companies.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2015, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2015 and 2014 was $88,710 and $0, respectively. Cost of goods sold for the three months ended June 30, 2015 and 2014 were $58,130 and $0, respectively. The increase in revenue and cost of sales was due to an increase in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing, private labeling type transactions and acquisitions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $1,109,824 to $1,325,401 for the three months ended June 30, 2015, compared to $2,435,225 for the three months ended June 30, 2014. The decrease in SG&A expenses was due primarily to a decrease in marketing expense of $267,591, a decrease in outside services of $812,756, of which $809,370 of the decrease was non-cash for shares issued for services, and an overall decrease in other SG&A expenses of $29,477.

Research and Development Cost

Research and development (“R&D”) cost decreased by $31,204 to $201,386 for the three months ended June 30, 2015, compared to $232,590 for the three months ended June 30, 2014. The decrease in overall R&D costs was primarily due to a decrease in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and (Expenses)

Other income and expenses decreased by $2,201,064 to ($278,873) for the three months ended June 30, 2015, compared to ($2,479,937) for the three months ended June 30, 2014. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $1,808,220, amortization of debt discount of $248,407, fair value of discounted warrants of $149,807, and commitment fees of $38,540, offset by an increase in, interest expense of $42,358, and loss on sale of asset of $1,552.

Net Loss

Our net loss decreased by $3,372,087 to $1,779,780 for the three months ended June 30, 2015, compared to a net loss of $5,151,867 for the three months ended June 30, 2014. The majority of the decrease in net loss was due primarily to a decrease in other income and (expenses) in the amount of $2,201,064 and a decrease in total operating expenses of $1,140,443, with an increase in gross profit of $30,580.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2015 and 2014 was $136,280 and $159,410, respectively. Cost of goods sold for the six months ended June 30, 2015 and 2014 were $86,294 and $105,970, respectively. The decrease in revenue and cost of sales was due to a decrease in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $1,404,537 to $2,296,539 for the six months ended June 30, 2015, compared to $3,701,076 for the six months ended June 30, 2014. The decrease in SG&A expenses was due primarily to a decrease in marketing expense of $553,151 of which $137,899 of the decrease was non-cash for shares issued for services, a decrease in outside services of $882,673, of which $821,870 of the decrease was non-cash for shares issued for services, and an overall decrease in other SG&A expenses of $122,294, offset by an increase in professional fees of $153,581.

Research and Development Cost

Research and development (“R&D”) cost decreased by $18,695 to $460,742 for the six months ended June 30, 2015, compared to $479,437 for the six months ended June 30, 2014. The decrease in overall R&D costs was primarily due to a decrease in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and (Expenses)

Other income and expenses decreased by $4,496,690 to ($752,377) for the six months ended June 30, 2015, compared to ($5,249,067) for the six months ended June 30, 2014. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $4,116,894, amortization of debt discount of $473,251, and gain on investment of $6,353, offset by an increase in interest expense of $72,393, loss on sale of asset of $1,552, and commitment fees of $13,157.

Net Loss

Our net loss decreased by $5,915,268 to $3,468,843 for the six months ended June 30, 2015, compared to a net loss of $9,384,111 for the six months ended June 30, 2014. The majority of the decrease in net loss was due primarily to a decrease in other income and (expenses) in the amount of $4,496,690 and a decrease in total operating expenses of $1,422,032, with a decrease in gross profit of $3,454.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the six months ended June 30, 2015, we did not generate significant revenue, incurred a net loss of $3,468,843 and cash used in operations of $1,725,283. As of June 30, 2015, we had a working capital deficiency of $8,512,410 and a shareholders’ deficit of $8,382,509. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the six months ended June 30, 2015, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At June 30, 2015 and December 31, 2014, we had cash of $180,699 and $198,384, respectively and working capital deficit of $8,512,410 and $7,330,957, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible notes, work-in-process, prepaid expenses, and accrued expenses, with a decrease in cash, accounts payable and deferred income.

During the first six months of 2015, we raised an aggregate of $1,415,000 in an offering of unsecured convertible notes, $246,181 from the exercise of warrants and $57,500 from the sale of shares of our common stock. During the subsequent period through August 3, 2015, we raised an aggregate of $82,000 from the sale of shares of our common stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,725,283 for the six months ended June 30, 2015, compared to $2,429,457 for the prior period ended June 30, 2014. The decrease of $704,174 in cash used in operating activities was due to the net decrease in other assets, deferred income, and net loss due to a decrease in non-cash accounts associated with the derivatives, with an increase in work in process, prepaid expenses, accounts payable and accrued expenses. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $11,082 for the six months ended June 30, 2015, as compared to $4,397 for the prior period ended June 30, 2014. The net increase in cash used in investing activities was due to a decrease in the proceeds from sale of investment in the prior period.

 Net cash flows provided by financing activities was $1,718,680 for the six months ended June 30, 2015, as compared to $2,265,000 for the prior period ended June 30, 2014. The decrease in cash provided by financing activities was due to a decrease in equity and debt financing with the issuance of convertible notes. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of equity and convertible debt together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

Consultant Issuances

On August 4, 2015, our board authorized the issuance of an aggregate of 2,000,000 shares of our common stock to consultants in lieu of cash consideration.

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

Warrant Exchange Adjustment

On August 4, 2015, our board of directors authorized the issuance of an aggregate of 3,282,410 shares of our common stock to former holders of warrants who previously exchanged their warrants for an aggregate of 4,923,624 shares of our common stock. The additional issuance of shares was made as a result of an adjustment to the purchase price for the exchange. Shares issued in the exchange, including the additional shares, are subject to certain price protection for a period of one year from the exchange.

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

Private Placement

As previously reported on July 1, 2015 and July 24, 2015, on June 25, 2015, the Company commenced a private placement offering of up to $2,000,000 of its shares of common stock. On July 31, 2015, the Company sold to an accredited investor 333,334 shares of common stock for consideration of $10,000. Shares issued in this offering are subject to certain price protection for a period of one year from the issuance of the shares.

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

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
August 5, 2015

