Form 10-Q
period 2015-09-30
ORIGINCLEAR, INC.
filed 2015-11-16
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2015

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

Yes  ☐     No ☒

The number of shares of registrant’s common stock outstanding, as of November 13, 2015 was 211,064,245.

PART I - FINANCIAL INFORMATION ORIGINCLEAR, INC. AND SUBSIDIARY

ORIGINCLEAR, INC. AND SUBSIDIARY
(formerly ORIGINOIL, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$938,853	$198,384
Work in progress	96,120	87,123
Prepaid expenses	37,467	46,482

TOTAL CURRENT ASSETS	1,072,440	331,989

NET PROPERTY AND EQUIPMENT	110,659	78,888

OTHER ASSETS
Other asset	37,038	37,038
Trademark	4,467	4,467
Security deposit	9,650	10,247

TOTAL OTHER ASSETS	51,155	51,752

TOTAL ASSETS	$1,234,254	$462,629

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$165,553	$203,082
Accrued expenses	409,438	272,291
Deferred income	53,990	47,570
Derivative liabilities	7,155,077	4,052,401
Convertible promissory notes, net of discount of $404,675 and $454,054, respectively	4,324,028	3,087,602

Total Current Liabilities	12,108,086	7,662,946

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, Series A: 1,000 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 197,822,722 and 99,748,172 shares issued and outstanding, respectively	19,782	9,975
Preferred treasury stock,1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	43,837,959	40,258,419
Accumulated other comprehensive loss	(14)	-
Accumulated deficit	(54,831,559)	(47,468,711)

TOTAL ORIGINCLEAR INC.’S SHAREHOLDERS' DEFICIT	(10,973,832)	(7,200,317)
Non-controlling interest	100,000	-

TOTAL SHAREHOLDERS’ DEFICIT	(10,873,832)	-

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,234,254	$462,629

The accompany notes are an integral part of these condensed consolidated financial statement

ORIGINCLEAR, INC. AND SUBSIDIARY
(formerly ORIGINOIL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales	$4,000	$6,785	$140,280	$166,195

Cost of Goods Sold	-	949	86,294	106,919

Gross Profit	4,000	5,836	53,986	59,276

Operating Expenses
Selling and general and administrative expenses	1,020,158	894,442	3,316,697	4,595,518
Research and development	131,483	276,358	592,225	755,795
Depreciation and amortization expense	4,227	4,550	13,397	12,520

Total Operating Expenses	1,155,868	1,175,350	3,922,319	5,363,833

Loss from Operations	(1,151,868)	(1,169,514)	(3,868,333)	(5,304,557)

OTHER (EXPENSE) INCOME
Realized gain on investment	-	-	-	6,353
Loss on sale of asset	-	-	(1,552)	-
Fair value of financing cost	-	-	(143,172)	-
Gain (Loss) on change in derivative liability	(2,324,532)	19,062	(2,015,792)	(3,932,264)
Commitment fee	-	(53,715)	(51,697)	(92,255)
Interest expense	(417,605)	(509,937)	(1,282,302)	(1,775,492)

TOTAL OTHER (EXPENSE) INCOME	(2,742,137)	(544,590)	(3,494,515)	(5,793,658)

NET LOSS	(3,894,005)	(1,714,104)	(7,362,848)	(11,098,215)

Non-controlling interest	-	-	-	-

NET LOSS ATTRIBUTABLE TO SHAREHOLDERS’	$(3,894,005)	$(1,714,104)	$(7,362,848)	$(11,098,215)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.03)	$(0.02)	$(0.05)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	152,957,321	88,116,466	135,875,742	74,966,622

The accompany notes are an integral part of these condensed consolidated financial statement

ORIGINCLEAR, INC. AND SUBSIDIARY
(formerly ORIGINOIL, INC.)
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Preferred stock				Additional	Non	Accumulated Other
	– Series A		Common stock		Paid-in	Controlling	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	loss	Deficit	Total

Balance at December 31,2014	-	$-	99,748,172	$9,975	$40,258,419	$-	$-	$(47,468,711)	$(7,200,317)

Common stock issued for exercise of warrants for cash	-	-	6,840,291	684	302,997	-	-	-	303,681

Common stock issued in a private placement for cash	-	-	30,568,347	3,057	913,993	-	-	-	917,050

Common stock issuance for conversion of debt	-	-	40,085,871	4,008	1,144,589	-	-	-	1,148,597

Common stock issuance of supplemental shares	-	-	3,857,206	386	51,311	-	-	-	51,697

Common stock issued at fair value for services	-	-	16,722,835	1,672	1,002,987	-	-	-	1,004,659

Non controlling interest in foreign subsidiary	-	-	-	-	-	100,000	-	-	100,000

Stock based compensation	-	-	-	-	134,621	-	-	-	134,621

Beneficial conversion feature	-	-	-	-	122,422	-	-	-	122,422

Reclassify fair value of derivative liability	-	-	-	-	(93,380)	-	-	-	(93,380)

Accumulated comprehensive loss	-	-	-	-	-	-	(14)	-	(14)

Preferred stock issued for compensation	1,000	-	-	-	-	-	-	-	-

Net loss for the nine months ended September 30, 2015	-	-	-	-	-	-	-	(7,362,848)	(7,362,848)

Balance at September 30, 2015 (Unaudited)	1,000	$-	197,822,722	$19,782	$43,837,959	$100,000	$(14)	$(54,831,559)	$(10,873,832)

The accompany notes are an integral part of these condensed consolidated financial statement

ORIGINCLEAR, INC. AND SUBSIDIARY
(formerly ORIGINOIL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,362,848)	$(11,098,215)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization	13,397	12,520
Gain on sale of investment	-	(6,353)
Loss on sale of asset	1,552	-
Common stock issued for services	1,004,659	1,684,665
Stock based compensation	134,621	147,459
Fair value of debt financing cost	143,172	-
Change in valuation of derivative liability	2,015,792	3,932,264
Debt discount and original issue discount recognized as interest expense	1,022,605	1,626,313
Non cash commitment fee expense	51,697	92,255

Changes in Assets and Liabilities (Increase) Decrease in:
Prepaid expenses	9,015	7,768
Work in progress	(8,997)	(160,909)
Other asset	597	1,903
Increase (Decrease) in:
Accounts payable	394,518	343,693
Accrued expenses	223,729	34,485
Deferred income	6,420	(50,000)

NET CASH (USED IN) OPERATING ACTIVITIES	(2,350,081)	(3,432,152)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Proceeds from sale of investment, at cost	-	6,815
Purchase of property and equipment	(45,168)	(12,562)

CASH USED IN INVESTING ACTIVITIES	(45,168)	(5,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,815,000	2,460,000
Contributions made by Non-controlling interest	100,000	-
Proceeds for issuance of common stock	1,220,732	750,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,135,732	3,210,000

Foreign currency effect on cash flow	(14)	-

NET INCREASE (DECREASE) IN CASH	740,469	(227,899)

CASH BEGINNING OF PERIOD	198,384	821,448

CASH END OF PERIOD	$938,853	$593,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$548	$1,282
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$432,048	$383,531
Beneficial conversion feature on convertible note	$-	$277,160
Common stock issued for supplemental shares	$51,697	$-
Common stock issued for fixed asset	$-	$7,000
Common stock issued for conversion of debt	$1,148,597	$1,220,139

The accompanying notes are an integral part of these condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) and its subsidiary OriginOil (HK) Ltd., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

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

Loss per Share Calculations

Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended September 30, 2015, the Company has excluded 3,954,644 options, 23,749,549 warrants outstanding, and notes convertible into 292,959,044 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

On September 29, 2015, the Company adopted and approved a new incentive stock option plan and reserved 8,000,000 shares of common stock at par value $0.0001 per share of the Corporation for issuance.

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2015:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$7,155,077	$-	$-	$7,155,077

Total liabilities measured at fair value	$7,155,077	$-	$-	$7,155,077

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$4,052,401
Fair value of derivative liabilities issued	993,504
Derivative reclassified from equity	93,380
Loss on change in derivative liability.	2,015,792
Ending balance as of September 30, 2015	$7,155,077

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

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Foreign Currency Matters

We adopted ASC Topic 830 – Foreign Currency Matters, which relates to translating the records of a foreign subsidiary from its functional currency into the reporting currency. The records are in conformity with generally accepted accounting principles (GAAP). The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. During the period ended September 30, 2015, the foreign currency translation adjustments resulted in a loss of $14.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Principles of Consolidation

The Company adopted the guidance of ASC Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entity at September 30, 2015.

		Date of incorporation or
Name of consolidated	State or other jurisdiction	formation (date of acquisition	Attributable interest
subsidiary or entity	of incorporation or organization	if applicable	at September 30, 2015

OriginOil (HK) Ltd.	Hong Kong	December 31, 2014	94.80%

As of September 30, 2015, OriginOil (HK) Ltd. had no sales and minimal operating assets. All inter-company balances and transactions have been eliminated.

3.	CAPITAL STOCK

Preferred Stock

On April 10, 2015, the Company amended its Articles of Incorporation for the creation of its Series A Preferred Stock designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock (“Old Series A Preferred Stock”) which provided supermajority voting rights to the holders of Old Series A Preferred Stock to change the name of the Company.  On September 30, 2015, the Company filed a Certificate of Withdrawal of the Certificate of Designation for its Old Series A Preferred Stock with the Secretary of State of Nevada following the prior redemption of all issued and outstanding shares in that series of preferred stock.

On September 29, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series A Preferred Stock designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock (the “New Series A Preferred Stock”). The shares of New Series A Preferred Stock have a par value of $0.0001 per share. The New Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock. For so long as any shares of the New Series A Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have the right to vote on all shareholder matters equal to 51% of the total vote (representing a super majority voting power) on all matters related to equity incentive plans of the Company, including, among other things, adoption, amendment, cancellation of any equity incentive plans of the Company. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of New Series A Preferred Stock. For example, if there are 10,000 shares of the Company’s common stock issued and outstanding at the time of a shareholder vote, the holders of the New Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,400 shares, out of a total number of 20,400 shares voting. The shares of the New Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following triggering events: (i) on the date that T. Riggs Eckelberry ceases, for any reason, to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the New Series A Preferred Stock set forth in the Certificate of Designation. Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the New Series A Preferred Stock, or effecting any reclassification of the New Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of New Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of New Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of New Series A Preferred Stock. Upon filing of the Certificate of Designation establishing the New Series A Preferred Stock, the Board authorized the Company to issue 1,000 shares of New Series A Preferred Stock to T. Riggs Eckelberry. Subsequent to the period end, on October 1, 2015, the Company filed the Certificate of Designation for the New Series A Preferred Stock with the Secretary of State of Nevada and issued 1,000 shares of New Series A Preferred Stock to Mr. Eckelberry. See Note 8.

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which will consist of 10,000 shares (the “Series B Preferred Stock”). Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. The Series B Preferred Stock is entitled to vote with holders of the Company’s common stock on all corporate actions, including the election of the Company’s directors. The holders of the Series B Preferred Stock are entitled to cast one vote for each share of Series B Preferred Stock owned. Subsequent to the period end, on October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and Series B Shares were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. See Note 8.

Common Stock

During the nine months ended September 30, 2015, the Company issued 30,568,347 shares of common stock through a private placement at a price of $0.03 per share for cash in the amount of $917,050.

During the nine months ended September 30, 2015, the Company issued 6,840,291 shares of common stock for exercise of the purchase warrants in the amount of 6,840,291 for prices ranging from $0.02 to $0.05 per share for cash in the amount of $303,681.

During the nine months ended September 30, 2015, the Company issued 40,085,871 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $1,060,000, plus interest in the amount of $88,597, based upon conversion prices ranging from $0.02 to $0.052.

During the nine months ended September 30, 2015, the Company issued 16,722,825 shares of common stock for services at fair value of $1,004,659.

During the nine months ended September 30, 2015, the Company issued 3,857,206 shares of common stock for supplemental shares based on an agreement entered into with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber (the “Adjustment Period”) the market price (as defined below) of the Company's common stock is less than the price per share,  then the price per  share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10)  consecutive trading days during the Adjustment Period.

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

4.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through January 25, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2014, the outstanding principal balance was $2,885,000. During the nine months ended September 30, 2015, the Company issued an additional $615,000 of these Notes, and converted $830,000 in aggregate principal, plus accrued interest of $88,596 into 35,630,449 shares of common stock. As of September 30, 2015, the Notes had an aggregate remaining balance of $2,670,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $467,554 during the nine months ended September 30, 2015.

On February 24, 2015, the OID Notes with an aggregate remaining balance of $273,125 were amended. The Notes are unsecured convertible promissory notes (the “OID Notes”), that included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. On February 24, 2015, the Notes were amended and have a maturity date of December 31, 2015. The Notes were analyzed under ASC 470 (Extinguishment & Modification of debt) to determine if there was a 10% change between the fair value of the embedded conversion option immediately before and after the modification or exchange. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the convertible note as an extinguishment. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. After the amendment the conversion price changed to the lesser of $0.08 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. On May 19, 2015, a holder of a note with a more favorable term converted a note at a price of $0.02, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $201,445 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company entered into various unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $1,200,000. The notes mature nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates ending on May 27, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.04 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $196,811 during the nine months ended September 30, 2015.

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

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

4.	CONVERTIBLE NOTES PAYABLE (Continued)

On September 29, 2014, the Company issued a convertible note in exchange for an accounts payable in the amount of $383,351, which could be converted into shares of the Company’s common stock after March 29, 2015. In April 2015, $230,000 of the principal was converted into 4,455,422 shares of common stock The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. Accordingly, in April 2015, the note was analyzed and accounted for under ASC 815 for Derivatives and Hedging, whereby, a derivative was recorded and $93,380 was reclassified from equity. The note did not meet the criteria of a derivative at the time of issuance, and was accounted for as a beneficial conversion feature, which was amortized and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $144,892 during the nine months ended September 30, 2015.

On June 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,425 during the nine months ended September 30, 2015.

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

The derivative liability recognized in the financial statements as of September 30, 2015 was $7,155,077.

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

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

6.	OPTIONS AND WARRANTS (Continued)

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

During the nine months ended September 30, 2015, the Company did not grant any incentive stock options, but recognized compensation costs of $134,221 based on the fair value of the options vested for the nine months ended September 30, 2015.

A summary of the Company’s stock option activity and related information follows:

	September 30, 2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	4,404,643	$0.43
Granted	-	-
Exercised	-	-
Forfeited/Expired	(449,999)	0.44
Outstanding, end of period	3,954,644	$0.43
Exercisable at the end of period	2,532,714	$0.39

Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of September 30, 2015 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.43 - 4.20	1,321,978	1,027,319	0.80 - 7.96
$0.29	500,000	500,000	7.76
$0.41 - 0.44	1,382,666	817,895	7.96
$0.19	750,000	187,500	9.02
	3,954,644	2,532,714

The intrinsic value of the outstanding options, as of September 30, 2015 was $0, as they are underwater.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2015 was $134,621.

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

6.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to CEO

On November 13, 2014, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 40,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s Market Capitalization (the market capitalization shall mean the total number of shares of issued and outstanding common stock, multiplied by the average closing trade price of the Company’s common stock on the 10 trading days immediately prior to the date of determination) exceeds $15,000,000, the Company will issue up to 16,000,000 shares of its common stock; b) If the Company’s Market Capitalization exceeds $20,000,000, the Company will issue up to 24,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance beginning upon the earlier of July 1, 2015 or the first date that any other eligible individual’s shares of restricted stock become eligible. On October 6, 2015, the RSGA’s were cancelled.  See Note 8.

Restricted Stock to Employees

On November 13, 2014, the Company entered into RSGAs with the employees of OriginClear Inc. (formerly OriginOil, Inc.), for the economic performance of the Company. All shares issuable under the RSGAs are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 26,050,000 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,500,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 10,420,000 shares of its common stock; b) If the Company’s consolidated net profit, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $500,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 15,630,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. On October 6, 2015, the RSGA’s were cancelled.  See Note 8.

Warrants

During the nine months ended September 30, 2015, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	September 30, 2015
		Weighted
		average
		exercise
	Options	price
Outstanding - January 1, 2015	30,946,563	$0.27
Granted	-	-
Exercised	(6,523,624)	0.19
Forfeited	(673,390)	0.76
Outstanding - September 30, 2015	23,749,549	$0.29

At September 30, 2015, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	22,393,849	22,393,849	0.10 - 2.70
$0.26 - 5.70	859,028	859,028	0.16 - 2.97
$0.90 - 8.70	496,672	496,672	0.08 - 7.13
	23,749,549	23,749,549

ORIGINCLEAR, INC. AND SUBSIDIARY

(formerly ORIGINOIL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2015

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 1, 2015, the Company filed the Certificate of Designation for the New Series A Preferred Stock and Series B Preferred Stock with the Secretary of State of Nevada, as further described in Note 3. On the same day, the Company issued 1,000 shares of New Series A Preferred Stock to Mr. Eckelberry.

On October 1, 2015, the Company completed the acquisition of 100% of the total issued and outstanding stock of Progressive Water Treatment, Inc. (“PWT”), in a transaction accounted for under ASC 805, for $1,500,000 in the form of ten thousand (10,000) shares of Series B Convertible Preferred Stock. PWT provides water treatment systems and services for a number of clients throughout the United States and abroad. Under the purchase method of accounting, the transactions were valued for accounting purposes at $1,500,000, which was the fair value of the Company at time of acquisition. The assets and liabilities of PWT were recorded at their respective fair values as of the date of acquisition. As a result of the acquisition, PWT became a wholly-owned subsidiary of OOIL.

On October 2, 2015, the Company sold to accredited investors 833,334 shares of common stock for aggregate consideration of $25,000. Shares issued in this offering are subject to certain price protection for a period of one year from the issuance of the shares.

On October 6, 2015, the Company’s Board of Directors approved the grant of four-year options to purchase an aggregate of 111,050,000 shares of common stock of the Company at an exercise price of $0.0375 per share to the Company’s employees and contractors including those of PWT. In connection with the issuance of the foregoing options to option grantees who previously were recipients of restricted stock plan awards, restricted stock plan awards for an aggregate of 70,000,000 shares of common stock were cancelled.

Between October 6, 2015 and November 3, 2015, the Company issued 5,957,988 shares of common stock for services at a fair value of $184,391.

On October 23, 2015, a holder of convertible promissory notes, known in the Company’s filings as “Convertible Promissory Notes”, converted an aggregate principal amount of $75,000 plus unpaid interest amount of $10,788 into an aggregate of 6,450,201 shares of the Company’s common stock.

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

OriginClear, Inc., formerly OriginOil, Inc., was incorporated on June 1, 2007 under the laws of the State of Nevada and to date has been primarily involved in research and development activities.  OriginClear, Inc. has two subsidiaries, OriginClear (HK) Ltd., a company incorporated in Hong Kong, and Progressive Water Treatment, Inc. (“PWT”), effective October 1, 2015, a company incorporated in Texas. Unless the context indicates otherwise, “we”, “us”, “our”, the “Company” or “OriginClear” refers to OriginClear, Inc. and its subsidiaries.

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

Overview of Business

Today, OriginClear is composed of two parallel, mutually reinforcing businesses:

The OriginClear Group™

Through accretive acquisition, we are building the OriginClear Group™, which is designed to unite the fragmented water treatment industry and take advantage of the historic outsourcing trend in water management

Members of the OriginClear Group are intended to be drawn from strong, profitable and growing companies which have synergies with each other, resulting, we believe, in a much more powerful combination than they could achieve on their own.

The guiding policy for OriginClear Group transactions is to acquire the companies 100%, as is already the case with Progressive Water Treatment, its first member.

Electro Water Separation™

We are continuing to develop and commercialize Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process.

We originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The electro-chemical process was then extended, first to cleaning up oil and gas waste water and most recently, to industrial, agricultural and urban waste. EWS is entirely electrical in nature and does not rely on algae for its cleaning capabilities.

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

On December 31, 2014, we incorporated OriginClear (Hong Kong) (“OCHK”) as our wholly-owned master licensee for EWS in China. On September 1, 2015, we received an investment in OCHK of $100,000 (for a 5.2% equity stake of common stock) from a prospective manufacturer who desired to create a joint manufacturing venture.

PWT Acquisition

On October 1, 2015, we acquired PWT, our first acquisition for the OriginClear Group.

PWT designs and manufactures a complete line of water treatment systems for municipal, industrial and pure water applications. PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA technology, in turnkey systems. PWT also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment in contracts of varying duration.

Customers are primarily served in the United States and Canada, with PWT’s reach extending worldwide from Japan to Argentina to the Middle East.

Since the acquisition of PWT took place after September 30, 2015, the results of operation of PWT and other financial information are not included in our unaudited condensed consolidated financial statements for the period ended September 30, 2015.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2015, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Three months of the Company’s foreign subsidiary’s operations were consolidated into the Company’s financial statements for the period ended September 30, 2015.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2015 and 2014 was $4,000 and $6,785, respectively. Cost of goods sold for the three months ended September 30, 2015 and 2014 were $0 and $949, respectively. The decrease in revenue and cost of sales was due to a decrease in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue. In addition, we have begun to make accretive acquisitions of water treatment companies which we believe will improve both revenue and profits substantially.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses increased by $125,716 to $1,020,158 for the three months ended September 30, 2015, compared to $894,442 for the three months ended September 30, 2014. The increase in SG&A expenses was due primarily to an increase in marketing expense of $185,508 offset by a decrease in advertising of $31,830, and an overall decrease in other SG&A expenses of $27,962.

Research and Development Cost

Research and development (“R&D”) cost decreased by $144,875 to $131,483 for the three months ended September 30, 2015, compared to $276,358 for the three months ended September 30, 2014. The decrease in overall R&D costs was primarily due to a decrease in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and (Expenses)

Other income and expenses increased by $2,197,547 to ($2,742,137) for the three months ended September 30, 2015, compared to ($544,590) for the three months ended September 30, 2014. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $2,343,594, interest expense of $38,599, offset by a decrease in amortization of debt discount of $130,931, and commitment fees of $53,715.

Net Loss

Our net loss increased by $2,179,901 to $3,894,005 for the three months ended September 30, 2015, compared to a net loss of $1,714,104 for the three months ended September 30, 2014. The majority of the increase in net loss was due primarily to an increase in other income and (expenses) in the amount of $2,197,547 and a decrease in total operating expenses of $19,482, with a decrease in gross profit of $1,836.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2015 and 2014 was $140,280 and $166,195, respectively. Cost of goods sold for the nine months ended September 30, 2015 and 2014 were $86,294 and $106,919, respectively. The decrease in revenue and cost of sales was due to a decrease in equipment sold and the related material supplies and contractor fees for equipment production.

To date we have had minimal revenues due to our focus on product development and testing.  In addition, we are not focused on immediate sales of equipment but on licensing or private labeling type transactions, which we believe has the potential to yield stronger long term revenue. In addition, we have begun to make accretive acquisitions of water treatment companies which we believe will improve both revenue and profits substantially.

Operating Expenses

Selling and General Administrative Expenses

Selling and general administrative (“SG&A”) expenses decreased by $1,278,821 to $3,316,697 for the nine months ended September 30, 2015, compared to $4,595,518 for the nine months ended September 30, 2014. The decrease in SG&A expenses was due primarily to a decrease in marketing expense of $367,313 of which $250,298 of the decrease was non-cash for shares issued for services, a decrease in outside services of $887,906, a decrease in salaries of $24,368, with an overall increase in other SG&A expenses of $766.

  Research and Development Cost

Research and development (“R&D”) cost decreased by $163,570 to $592,225 for the nine months ended September 30, 2015, compared to $755,795 for the nine months ended September 30, 2014. The decrease in overall R&D costs was primarily due to a decrease in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and (Expenses)

Other income and expenses decreased by $2,299,143 to ($3,494,515) for the nine months ended September 30, 2015, compared to ($5,793,658) for the nine months ended September 30, 2014. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $1,916,472, amortization of debt discount of $604,183, commitment fees of $40,558, realized gain on investment of 6,353, and, offset by an increase in interest expense of $110,993, and a loss on sale of asset of $1,552.

Net Loss

Our net loss decreased by $3,735,367 to $7,362,848 for the nine months ended September 30, 2015, compared to a net loss of $11,098,215 for the nine months ended September 30, 2014. The majority of the decrease in net loss was due primarily to a decrease in other income and (expenses) in the amount of $2,299,143 and a decrease in total operating expenses of $1,441,514, with a decrease in gross profit of $5,290.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the nine months ended September 30, 2015, we did not generate significant revenue, incurred a net loss of $7,362,848 and cash used in operations of $2,350,081. As of September 30, 2015, we had a working capital deficiency of $11,035,646 and a shareholders’ deficit of $10,873,832. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the nine months ended September 30, 2015, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At September 30, 2015 and December 31, 2014, we had cash of $938,853 and $198,384, respectively and working capital deficit of $11,035,646 and $7,330,957, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, work-in-process, accounts payable, accrued expenses and deferred income.

During the first nine months of 2015, we raised an aggregate of $1,815,000 in an offering of unsecured convertible notes, $1,220,732 from the sale of shares of our common stock and $100,000 from contributions made by non-controlling interest. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,350,081 for the nine months ended September 30, 2015, compared to $3,432,152 for the prior period ended September 30, 2014. The decrease of $1,082,071 in cash used in operating activities was due to the net decrease in other assets, work in process and net loss due to an increase in non-cash accounts associated with the derivatives with an increase in prepaid expenses, accounts payable, accrued expenses and deferred income. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows used in investing activities was $(45,168) for the nine months ended September 30, 2015, as compared to $(5,747) for the prior period ended September 30, 2014. The net increase in cash used in investing activities was due to an increase in the purchase of property and equipment.

Net cash flows provided by financing activities was $3,135,732 for the nine months ended September 30, 2015, as compared to $3,210,000 for the prior period ended September 30, 2014. The decrease in cash provided by financing activities was due to a decrease in debt financing with the issuance of convertible notes offset by an increase in equity financing with the issuance of common stock and contributions made by non-controlling interest. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of convertible debt together with revenue from operations and our newly acquired acquisition of PWT are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on revenue from our acquisition of PWT and our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Option Plan Awards

As previously reported on October 2, 2015, our Board of Directors adopted the OriginClear, Inc. 2015 Equity Incentive Plan (the “Plan”) which was approved by a majority of our stockholders.

On October 6, 2015, our Board of Directors approved the grant of four-year options to purchase an aggregate of 111,050,000 shares of common stock of the Company at an exercise price of $0.0375 per share to our employees and contractors including those of PWT. In connection with the issuance of the foregoing options to option grantees who previously were recipients of restricted stock plan awards, restricted stock plan awards for an aggregate of 70,000,000 shares of common stock were cancelled.

Included among the option grantees are the following:

●	T. Riggs Eckelberry, Chief Executive Officer and director of the Company, who was granted options to purchase an aggregate of 60,000,000 shares of common stock of the Company, of which (i) 5,000,000 are incentive stock options that vest 50% upon grant and 50% on the one-year anniversary of grant, and (ii) 55,000,000 are non-qualified stock options, all of which vested upon grant,

●	Jean Louis Kindler, Chief Commercial Officer and director of the Company, who was granted options to purchase an aggregate of 10,000,000 shares of common stock of the Company, of which (i) 5,000,000 are incentive stock options that vest 50% upon grant and 50% on the one-year anniversary of grant, and (ii) 5,000,000 are non-qualified stock options, which vest 50% when revenue for OriginClear Technologies exceeds $1,000,000 for the trailing twelve months and 50% when net profit to the Company from OriginClear Technologies exceeds $500,000 for the trailing twelve months,

●	William Charneski, Senior Vice President, who was granted options to purchase an aggregate of 20,000,000 shares of common stock of the Company, of which (i) 5,000,000 are incentive stock options that vest 50% upon grant and 50% on the one-year anniversary of grant, (ii) and 15,000,000 are non-qualified stock options, of which 50% vest upon grant and 50% on the one-year anniversary of grant,

●	Nicholas Eckelberry, co-founder and brother of T. Riggs Eckelberry, who was granted non-qualified stock options to purchase an aggregate of 10,000,000 shares of common stock of the Company that vest 50% when revenue for OriginClear Technologies exceeds $1,000,000 for the trailing twelve months and 50% when net profit to the Company from OriginClear Technologies exceeds $500,000 for the trailing twelve months,

●	Anthony Fidaleo, director of the Company, who was granted 500,000 non-qualified stock options which vest 50% upon grant and 50% on the one-year anniversary of grant, and

●	Byron Elton, director of the Company who was granted 500,000 non-qualified stock options which vest 50% upon grant and 50% on the one-year anniversary of grant.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

The foregoing is qualified in its entirety by form of the terms of the stock option agreements attached hereteo as Exhibits 10.1 through 10.9.

Board Issuances

On October 6, 2015, we issued 250,000 shares of common stock to each of our directors, Messrs. Fidaleo and Elton in consideration of services.

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

Consultant Issuances

Between October 6, 2015 and November 3, 2015, we issued 5,457,988 shares of our common stock to consultants in lieu of cash consideration including 366,301 shares of our common stock to Nicholas Eckelberry.

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

Conversion of Notes

On October 23, 2015, a holder of convertible promissory notes converted an aggregate principal amount of $75,000 plus unpaid interest amount of $10,788 into an aggregate of 6,450,201 shares of our common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Private Placement

On October 2, 2015, we sold to accredited investors 833,334 shares of common stock for aggregate consideration of $25,000. Shares issued in this offering are subject to certain price protection for a period of one year from the issuance of the shares.

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

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1	Incentive Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company
10.2	Non-Statutory Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company
10.3	Incentive Stock Option Agreement dated October 6, 2015 between Jean Louis Kindler and the Company
10.4	Non-Statutory Stock Option Agreement dated October 6, 2015 between Jean Louis Kindler and the Company
10.5	Incentive Stock Option Agreement dated October 6, 2015 between William Charneski and the Company
10.6	Non-Statutory Stock Option Agreement dated October 6, 2015 between William Charneski and the Company
10.7	Non-Statutory Stock Option Agreement dated October 6, 2015 between Nicholas Eckelberry and the Company
10.8	Non-Statutory Stock Option Agreement dated October 6, 2015 between Anthony Fidaleo and the Company
10.9	Non-Statutory Stock Option Agreement dated October 6, 2015 between Byron Elton and the Company
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINOIL, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)
November 16, 2015

