Form 10-K
period 2015-12-31
ORIGINCLEAR, INC.
filed 2016-04-04
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________

Commission file number: 333-147980

ORIGINCLEAR, INC.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,072,066 based upon the closing sales price of the registrant’s common stock on June 30, 2015 of $0.0415 per share.

At March 31, 2016, 288,905,273 shares of the registrant’s common stock were outstanding.

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

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have been engaged in business operations since June 2007. We recently moved into the commercialization phase of our business plan having been primarily involved in research, development and licensing activities. Our principal offices are located at 5645 West Adams Blvd., Los Angeles, California 90016. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com.  In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

Overview of Business

OriginClear is a leading provider of water treatment solutions and the developer of a breakthrough water cleanup technology. Through its wholly owned subsidiaries, OriginClear provides systems and services to treat water in a wide range of industries, such as municipal, pharmaceutical, semiconductors, industrial, and oil & gas. To rapidly grow this segment of the business, we strategically acquire profitable and well-managed water treatment companies, which allow us to expand our global market presence and technical expertise. To enable a new era of clean and socially responsible water treatment solutions, we invented Electro Water Separation™, a breakthrough high-speed water cleanup technology using multi-stage electrochemistry, that we license worldwide to water treatment equipment manufacturers.Water is our most valuable resource, and the mission of The OriginClear Group™ is to improve the quality of water and help return it to its original and clear condition.

The Group

Outsourcing is a fast-growing reality in water treatment. Tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small–privately owned and locally operated. Consolidating these companies could lead to enormous economies of scale through sharing of best practices, technologies, and customers. Again, Global Water Intelligence report, dated May 8, 2014 indicated, “…the market is incredibly fragmented…There needs to be some sort of aggregation of customers before it becomes a truly good business.” Therefore, OriginClear is assembling a group of such water treatment companies to create an opportunity for significant growth and increased company value for the stockholders.

Progressive Water Treatment

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first acquisition in The OriginClear Group. PWT is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,831,788 in 2015, of which $773,699 was included in the consolidated financial statements for period ending December 31, 2015.

PWT’s Business

Since 1995, Progressive Water Treatment, Inc. of McKinney, Texas has been designing and manufacturing a complete line of water treatment systems for municipal, industrial and pure water applications. Known as an OEM (Original Equipment Manufacturer), PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA technology, in turnkey systems that it designs and builds. The Company also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment in contracts of varying duration. Customers are primarily served in the United States and Canada, with the Company’s reach extending worldwide from Japan to Argentina to the Middle East. As OriginClear’s technology matures and enters commercial distribution channels, PWT intends to integrate it into applicable field situations, such as clarifying very oily, turbid water prior to processing with filters and membranes. OriginClear is currently in discussions for additional, accretive acquisitions of companies specializing in complementary markets and applications.

Technology Licensing

For its first eight years of existence, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology team became self-sufficient and the Company launched it as OriginClear Technologies, operating in parallel to the OriginClear Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with OriginClear Group’s acquisition of profitable water treatment companies.

The Technology

OriginClear is the proprietary developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The EWS technology remains the most efficient mechanism for the concentration of live algae cells from water. The electro-chemical process was then extended, first to cleaning up oil and gas waste water and most recently, to industrial, agricultural and urban effluents. These water treatment applications are entirely electrochemical in nature and do not rely on algae for its cleaning capabilities, which is a separate application of the technology. EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes such as Ultra Filtration or Reverse Osmosis must do, therefore enabling more cost-efficient and high-volume water cleanup overall.

In March of 2016, OriginClear announced that it had successfully developed and proved Advanced Oxidation for its breakthrough water cleanup system, Electro Water Separation™, or EWS. University laboratory tests have shown that EWS with Advanced Oxidation (EWS:AOx™) can now extract dissolved contaminants, which are otherwise difficult to remove without chemicals such as chlorine. Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements. Even prior to this innovation, EWS, combined with an iSep ultrafiltration membrane, demonstrated up to a 99.9% removal of dispersed oil, 99.5% removal of suspended solids as well as successful treatment of chemical oxygen demand (COD), including specific contaminants such as ammonia, phosphorus and hydrogen sulfide. These results were presented at the International Water Conference in 2015. In 2016, OriginClear filed for a patent to protect the new AOx process and system configuration. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

Recent Developments

We have been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, with licensing to OEMs, and sales of pilot and demonstration equipment beginning in June of 2010. Commercial sales by both OriginClear and its licensees began in 2014. We are a joint venture partner in Ennesys, a system integrator focused on algae production to meet the European Union’s environmental regulations. In mid-2013, we installed a prototype EWS Waste unit at the Ennesys demonstration site which can process liquid waste, generating clean, nitrate-rich water to feed algae grown on the building’s roof as an energy source. In late 2013, we transferred three of our non-core patent applications to Ennesys. We continue to support Ennesys with technology and public communications. On October 1, 2015, OriginClear announced it had acquired 100 percent of Dallas-based Progressive Water Treatment Inc. (PWT), a profitable and fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. This marks the first transaction in OriginClear’s corporate strategy to rapidly acquire leading U.S. water service companies focused on specialized water treatment. OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment. The Company acquired PWT through the transfer of all issued and outstanding shares of PWT in exchange (the “Exchange”) for 10,000 shares of a new series of preferred stock, the Series B Preferred Stock, filed with the State of Nevada by the Company on October 1, 2015.

In December 2014, OriginClear announced that it launched a subsidiary in Hong Kong and granted it a master license for the People’s Republic of China. On December 3, 2015, OriginClear, and its master licensee for China, OriginClear Hong Kong (OCHK), announced that OCHK had agreed to launch sales and manufacturing joint ventures (JVs) in the People’s Republic of China and the Republic of China (Taiwan). The JV partner is Mr. Ming Xu, an inventor and owner of a construction materials factory in mainland China. Mr. Xu and OCHK plan to form a joint venture in China, intended to be a licensee of OCHK. The JV will sell equipment using OriginClear technology for People’s Republic of China and Taiwan markets. The partners intend to name the company OriginClear (China) and the agreement calls for Xu Ming to transfer 25 percent of its ownership and profit share to OCHK, in addition to meeting a royalty schedule. Finally, the JV will continue the development of the China-based manufacturing capability with a separate manufacturing joint venture. Under the agreements, Mr. Xu committed to payments totaling $1 million to purchase the rights to the JVs, and completed payments totaling $150,000 in December. In March 2016, OCHK modified the payment schedule. The parties agreed to a modified payment schedule for the balance of $850,000, to be completed by May 25, 2016. The parties also agreed that all sums received by OCHK under the present MOU remain OCHK’s property and will not be subject to any reimbursement claim whatsoever, present and future, from Xu Ming or any of his affiliates. In March 2016, OCHK also agreed to launch a Joint Venture (JV) with Osmocell Malaysia SDN Bhd, a Malaysian engineering and manufacturing company for water purification systems. The JV company, OriginClear Water Solutions SDN Bhd (OWS) is now operational. OWS plans to target the Palm Oil Mill Effluent (POME) treatment market in Malaysia. Totaling more than 65 million tonnes annually, POME effluent is widely recognized as a major environmental concern because its contamination level can be 100 times higher than domestic sewage.

On March 25, 2016, by written consent the holders of the majority of the Company’s outstanding securities entitled to vote thereon approved an amendment to the Company’s Articles of Incorporation to increase the total number of shares of common stock that we are authorized to issue to 2,500,000,000 shares (from 1,000,000,000) and to increase the total number of authorized shares to 2,525,000,000 (there being no change to the number of previously authorized shares of preferred stock or par value) (the “Amendment”). The Amendment was filed with the Secretary of State of the State of Nevada on March 29, 2016.

Our Strategy

The Group

The OriginClear Group’s strategy is to grow incrementally by focusing on the $500 billion water treatment market, acquiring the hands on service suppliers in this market. It intends to develop a network of these wholly-owned water treatment companies to meet the needs of end users from all industries with a full range of treatment technologies. Due to increased regulation, water treatment recycling challenges and a need to focus on their own core business, many water users today are outsourcing their water treatment needs to outside experts. There will be significant synergies within the Group as technology, manufacturing expertise, market knowledge, projects and opportunities are shared. The target acquisitions must be accretive in nature with solid sales growth and profitability. The acquired companies must have a solid management team to accelerate their previous growth with excellent customer service. Initially, the acquisition focus is in the U.S. but will be expanded internationally in a few years.

Technology Licensing

We are licensors of our technology. We grant non-exclusive licenses to OEMs (Original Equipment Manufacturers), and participate in joint ventures, contributing our technology and our commitment to each joint venture’s business focus. We have also begun to grant Master Licenses, beginning with our wholly-owned subsidiary in Hong Kong.

Technology Applications

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

Early Harvesting Technology: Single Step Extraction™

OriginClear’s early algae harvesting technology was Single Step Extraction™ (SSE). Today, SSE is the first stage in EWS and it powers our sanitation and growth optimizing applications.

Algae For Feed

In 2013, OriginClear developed demonstration systems for the aquaculture industry and showed these at a public event on December 18, 2013 at Aqua Farming Tech, a working fish farm in Thermal, California. Aqua Farming Tech remains a testing site for OriginClear’s aquaculture activities. In 2014, OriginClear assigned its aquaculture initiative to the algae division to focus on the growing opportunities in the Algae For Feed marketplace. In April 2014, OriginClear announced that it had agreed to a collaborative exchange of equipment and information with the Catalina Sea Ranch, the first offshore shellfish ranch in U.S. Federal waters. OriginClear provided a demonstration-scale Model 12 system to Catalina Sea Ranch, which has used it to treat incoming seawater and harvest algae to feed its shellfish nursery and selective breeding program. Catalina Sea Ranch provides independent data on the efficiency and use of the machine, and gives OriginClear access to its nursery for field research. OriginClear aims to continue to support the growing algae industry in the fast-growing animal and fish feed sector.

The Oil and Gas Industry

The oil and gas industry is one of the most water-intensive industries in the world. It is both a large consumer of fresh water and producer of contaminated water, which is also a potential asset for drought-affected regions. Water is produced and used in large quantities in oil and gas operations. According to the U.S. Department of Energy, an average of 3 barrels of contaminated water is generated for each 1 barrel of oil produced. In the United States, the average is 7 barrels of water. Greentech Media reports that energy companies pay between $3 to $12 to dispose of each barrel of produced water.  We believe OriginClear’s high speed, low energy and primarily chemical-free Electro Water Separation™ technology is ideally suited to help clean up the large quantities of water used in oil and gas operations. A 2009 report on modern shale gas by the Groundwater Protection Council, "Modern Shale Gas Development in the United States: A Primer," stated that “the amount of water needed to drill and fracture a horizontal shale gas well generally ranges from about 2 million to 4 million gallons, depending on the basin and formation characteristics.” While fracking technology promises to unleash an abundant supply of inexpensive natural gas to power the modern world, water is quickly becoming a serious limiting factor. Additionally, the water returns as “frack flowback” laced with petroleum and contaminants that require rapid and efficient removal for disposal and recycling.

Oil and Gas Water Cleanup Solutions

The Company has completed successful trials in the Niobrara gas fields of Colorado, the Permian light crude oil fields of West Texas and the Monterey heavy crude oil fields in California. The Bakersfield testing was particularly interesting because it demonstrated that produced water from heavy oil in California’s Monterey Shale Formation could technically and economically be reprocessed for Cyclic Steam Stimulation in oil wells and agricultural irrigation water. EWS removes up to 99.9% of all free and emulsified oil, and 99.5% of suspended solids from oil & gas wastewater, while also removing certain dissolved contaminants that will co-precipitate, and continuously disinfecting bacteria. In the oil and gas application, OriginClear’s core EWS technology is supplemented with ‘heavies’ removal on the front end, intelligent controls, and a final polishing system, for a complete solution.

All systems can include a common SCADA control system with touch screen which will allow automatic control of the process as well as remote monitoring and alarms. Through its licensees and joint venture partners, OriginClear is making EWS available to customers such as: E&P operators, service companies, disposal well operators and water treatment companies.

Downstream Integration

 While OriginClear’s EWS is designed to deliver essentially “clear” water, additional processing is often needed to meet the requirements of specific applications. In such cases, OriginClear works with the manufacturers of downstream solutions, such as TriSep, Dow Chemical or their OEMs, and other manufacturers, to integrate processes such as Ultra- or Nano-Membrane Filtration, to achieve, for example, flowback water treatment to a standard acceptable for “new” frack water. This complete water treatment solution is available through OriginClear’s licensees and joint venture partners.

Industrial and agricultural Waste Water

Perhaps the largest of all opportunities for EWS is in cleaning up industrial, agricultural and urban effluents. Our breakthrough EWS technology is an efficient combination of flotation and advanced oxidation processes that can efficiently remove a wide range of contaminants and pathogens from incoming or outgoing water supplies. A prototype EWS unit has been demonstrated, processing liquid human waste at the Ennesys urban algae demonstration site near Paris, generating clean, nitrate-rich water to feed algae. The algae can then be converted onsite into energy for the building’s use. In this instance, EWS is turning liquid sewage into nutrition for algae that, in turn, can help make commercial buildings self-sufficient for energy. However, algae typically is not part of the process. EWS is an electrically-based technology that can target any application in waste water treatment, with a focus on the “clarity” stage of removing oils, suspended solids and bacteria. EWS technology has been shown to effectively clean organics such as petroleum, achieving up to 99.9% reduction in free oil and a 99.5% reduction in suspended solids, and reduction of up to 99% of bacteria and other invaders, for clean and sanitized effluents. Another EWS prototype has been demonstrated in China for landfill leachate treatment. EWS alone achieved a 75% reduction in leachate’s Chemical Oxygen Demand, a marker of contamination level that includes suspended solids and dissolved contamination as well, and 70% reduction in Ammonia.

Competitors

 The Algae Industry

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves.  Our strategy, on the other hand, is to share our technology widely through licensing and private labeling. With respect to our algae harvesting and sanitizing applications, we are aware that Alfa Laval, Algix, Aurora Algae, Cavitation Technologies, Evodos, New Oil Resources, Open Algae LLC, Perlemax, Valicor, Smartflow Technologies, Westfalia and World Water Works, among others, offer competing technologies. OriginClear believes there is synergy between its process and many of these competing technologies, where EWS Algae can do the “heavy lifting” as the first, high-speed concentration stage, with other processes offering further concentration.

The Oil and Gas Industry

Market and Trends

The oil and gas industry is a major source of waste water. In the US, it generates about seven barrels of produced water for each barrel of oil. More recently the flowback water from fracking operations is a short term, but intensive, source of waste water as well. Historically the solution to the treatment of produced and frack flowback water has primarily been to dispose it in permitted injection wells. Many technologies have existed for the “filtering” of these waters prior to injection, but with limited ability to remove contaminants. More recently, because of the cost of water management, environmental concerns and regulatory requirements, these “filtering” technologies are being reviewed and new technologies are being developed; the goal being to reduce water management costs and to dramatically reduce the volume of disposal. Not only can the oil and gas industry look forward to reduced water management costs, but environmental impacts will have been reduced; a win-win for all concerned. Accordingly, the industry is increasingly recycling its produced and frack flowback waters for use in water flooding, cyclic steam stimulation, enhanced oil recovery, new hydraulic fracturing operations, irrigation and even drinking water. Recycling is becoming the economic choice as technologies have advanced and the cost of water treatment has decreased; while at the same time, the cost of disposal has risen (according to Shale Play Water Management magazine, costing between $1.75 and $26.75 per barrel of water). In addition, intense lobbying by environmental groups in front-line regions like California and New York is driving treatment and reuse as a way to make fracking and drilling in general more acceptable, especially in the midst of California’s historic drought. Markets-and-markets reports that the global produced water treatment market size is estimated to exceed $8 billion by 2019. The major factors responsible driving the growth of this market include the energy sector growth in Africa and the Middle East, along with increasing strictness of environmental policies. According to Bluefield Research, wastewater treatment spending for hydraulic fracturing is expected to grow almost three-fold, from $138 million in 2014 to $357 million in 2020 in the U.S. Bluefield cites water supplies increasingly at risk, tighter regulations emerging in key states, and costs of disposal on the rise as factors contributing to the substantial rise in water treatment and reuse, which is expected to account for 27 percent of total produced and flowback water by 2020, about double current levels.

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

The Waste Industry

Waste water is a growing problem as industry, agriculture and communities expand, droughts force the need for reclamation, and aquifers and reservoirs become polluted. Meanwhile, previously lightly-regulated regions of the world are enforcing much stricter environmental regulations. Overall, water security is one of the greatest challenges of our time. According to analysts at McKinsey & Company (Charting our Water Future, November 2009 report), the world will see a 40 percent gap between water supply and demand by 2030. Industrial uses account for a startling amount of water consumed around the world. According to the United Nations (The World Business Council for Sustainable Development, March 2006 report) industry consumes nearly 60 percent of available water in high-income countries. Curbing fresh water consumption at the industrial level has the potential to significantly improve water security worldwide. In general, we believe that OriginClear has one or more advantages over some of the potential competitors, in that our process does not primarily use chemicals, is highly scalable on a continuous flow process, and may be significantly lower in energy consumption. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our technology will produce more efficiently or cost-effectively than these other technologies. To our knowledge, there is no company or technology available on the market providing a similar level of synergistic integration of the three processes that we implement under a single configuration: Electro Coagulation, Electro Flotation and Advanced Oxidation.

Taken separately, these processes are marketed as follows:

Electro Coagulation, though being a relatively new technology, has been known and available in the market for approximately 30 years. Companies like Watertectonics, Kaselco, Powel Water or H2O Technologies offer engineered electrocoagulation systems to the market. There are also a number of one-off electrocoagulation systems in operation worldwide. Electro Flotation is an emerging technology that is mostly seen in scientific publications, as an alternative to more conventional Dissolved Air Flotation (DAF) systems. DAF systems are available worldwide from numerous suppliers including but not limited to, Veolia Water, Ecologix, RWL Water, SAWater, WPL International, World Water Works, etc. Advanced Oxidation systems rely mostly on catalyst injection for their process and therefore are not as streamlined as EWS:AOx. MIOX, Blue Earth Labs are marketing similar systems for niche applications, without offering the additional suspended solids removal functions featured by EWS. Other identified competitors are Lenntech, SSWM, Esco International, and Spartan Water Treatment. In summary, while competitors exist for each of the three phases of our technology, we have not detected any that does all three in one synergistic system.

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

11

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

•	On October 15, 2014 we filed a patent application with the Malaysian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 16, 2014 we filed a patent application with the Japanese Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 16, 2014 we filed a patent application with the Indian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 17, 2014 we filed a patent application with the Mexican Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On October 17, 2014 we filed a patent application with the Chinese Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On November 12, 2014 we filed a patent application with the Korean Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On November 17, 2014 we filed a utility patent application with the USPTO to protect the intellectual property rights for “System for removal of suspended solids and disinfection of water”. The inventors listed on the patent application are William Charneski, Nicholas Eckelberry and Dave Anderson. We are listed as the assignee.

•	On December 11, 2014 we filed a utility patent application with the USPTO to protect the intellectual property rights for “Method for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry and Andrew Davies. We are listed as the assignee.

•	On December 10, 2014 the Chinese Patent Office issued patent ZL201080023861.1 titled “Systems, Apparatus and Method for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of Use Thereof”.

•	On December 16, 2014 we filed a CIP application with the USPTO to protect the intellectual property rights for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee.

•	On February 26, 2015 we filed a Utility Patent application with the USPTO to protect the intellectual property rights for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. This application was published under the publication number US-20150191366-A1.

•	On February 27, 2015 we filed a PCT application to protect our international priority rights on intellectual property for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. The publication number is WO 2015-131111

•	On June 5, 2015, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Base and Acid Reaction for Extraction”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

•	On July 8, 2015, we filed a CIP application with the USPTO to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced Therefrom”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

•	On October 15, 2015, we filed a patent application with the Malaysian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On October 16, 2015, we filed a patent application with the Japanese patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On October 19, 2015, we filed a patent application with the Chinese patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On October 20, 2015, we filed a patent application with the EPO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On October 20, 2015, we filed a patent application with the Australian patent office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On November 12, 2015, we filed a patent application with the Korean patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On November 13, 2015, we filed a patent application with the Indonesian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On November 17, 2015, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems for Removal of Suspended Solids and Disinfection of Water”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Dave Anderson. We are listed as the assignee.

•	On November 17, 2015, we filed a patent application with the Indian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

•	On December 10, 2015 we filed a PCT application to protect our international priority rights on the intellectual property for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee

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

In 2013, we transferred the rights to the patents related to "Bio Energy Reactor", "Algae Growth System for Oil Production" and "Apparatus and Method for Optimizing Photosynthetic Growth in a Photo Bioreactor" to our partner Ennesys in France.

In 2015, we abandoned the pursuit of Australian patent application for “Systems and Methods for Harvesting and Dewatering Algae”.

None of these abandoned or transferred patents are required for our business or products and we are focusing our efforts on the patent applications listed above.

Research and Development

During the years ended December 31, 2015 and 2014, we invested $814,014 and $1,284,611, respectively, on research and development of our technologies.  Research and development costs include activities related to development and innovations in the core Electro Water Separation™ (EWS) technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

Employees

As of March 31, 2016, we have 28 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2015 and 2014, we had working capital (deficit) of $(13,471,476) and $(7,330,957), respectively, and shareholders' (deficit) of $(12,753,117) and $(7,200,317), respectively.  For the years ended December 31, 2015 and 2014, we incurred net losses of $(11,615,066) and $(11,138,608).  As of December 31, 2015, we had an aggregate accumulated deficit of $59,083,777.  We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of March 25, 2016, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $4,594,188. All such debt is payable within the following twelve months and is convertible at a significant discount to our market price of stock. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

·in the case of convertible debt that is converted into equity, result in a reduction in the overall percentage holdings of our stockholders, put downward pressure on the market price of our common stock, result in adjustments to conversion and exercise prices of outstanding notes and warrants and obligate us to issue additional shares of common stock to certain of our stockholders;

·make it more difficult for us to satisfy our obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in events of default under the loan agreements and instruments governing the indebtedness;

·require us to dedicate a substantial portion of our cash flow from operations to payments on  indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

·increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

·limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

·limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

We have filed patent applications with respect to many aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed various patent applications for some of our core technologies, we currently hold only five issued patents, one each in in the United States, Australia, Japan, China and Mexico and we may face delays and difficulties in obtaining our other filed patents, or we may not be able to obtain such patents at all.

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

Although we have filed various patent applications for some of our core technologies, we currently hold only five issued patents, one each in the United States, Australia, Japan, China and Mexico, and we may face delays and difficulties in obtaining other filed patents, or we may not be able to obtain such patents at all.

Patents are a key element of our intellectual property strategy. We have over fifty currently pending patent applications in the United States and abroad but, to date, other than the five issued patents, no patents have been issued from these other applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

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

The market for our common stock is highly volatile, having ranged during the fiscal year ended December 31, 2015 from a low of $0.02 to a high of $0.12 on the OTCQB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  As of March 31, 2016, Mr. Eckelberry, our Chief Executive Officer and Chairman, beneficially owns 58,293,602 shares of our common stock (including 57,500,000 shares of our common stock issuable upon the exercise of stock options at a price of $0.0375 per share). Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

	Fiscal Year 2014
	High	Low
First Quarter	$0.28	$0.16
Second Quarter	$0.23	$0.12
Third Quarter	$0.24	$0.13
Fourth Quarter	$0.20	$0.09

	Fiscal Year 2015
	High	Low
First Quarter	$0.12	0.07
Second Quarter	$0.08	0.04
Third Quarter	$0.06	0.03
Fourth Quarter	$0.04	0.02

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 30, 2016, we had approximately 423 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2015 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview of Business

OriginClear is a leading provider of water treatment solutions and the developer of a breakthrough water cleanup technology serving the rapidly growing $500 billion world market.

Through its wholly owned subsidiaries, OriginClear provides systems and services to treat water in a wide range of industries, such as municipal, pharmaceutical, semiconductors, industrial, and oil & gas. To rapidly grow this segment of the business, we have started to strategically acquire profitable and well-managed water treatment companies, which allow us to expand our global market presence and technical expertise.

To enable a new era of clean and socially responsible water treatment solutions, we invented Electro Water Separation™, a breakthrough high-speed water cleanup technology using multi-stage electrochemistry, that we license worldwide to water treatment equipment manufacturers.

Water is our most valuable resource, and the mission of The OriginClear Group™ is to improve the quality of water and help return it to its original and clear condition.

The Group

In 2015, OriginClear embarked on a corporate strategy to rapidly acquire leading U.S. water service companies focused on specialized water treatment. OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first acquisition in The OriginClear Group. PWT is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,831,788 in 2015 of which $773,699 was included in the consolidated financial statements for period ending December 31, 2015.

The Technology

OriginClear is the proprietary developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes such as Ultra Filtration or Reverse Osmosis must do, therefore enabling more cost-efficient and high-volume water cleanup overall. A major advance as announced in March of 2016: In 2016, OriginClear announced that it successfully developed and proved Advanced Oxidation for its breakthrough water cleanup system, Electro Water Separation™, or EWS. University laboratory tests have shown that EWS with Advanced Oxidation (EWS:AOx™) can now extract dissolved contaminants, which are otherwise difficult to remove without chemicals such as chlorine. Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

Technology Licensing

For its first eight years of existence, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology team became self-sufficient and the Company launched it as OriginClear Technologies, operating in parallel to the OriginClear Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating the increasingly complex wastewater treatment challenges. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing.

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

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss, as it is determined. The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2015, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2015 and 2014.

	Year Ended
	December 31, 2015	December 31, 2014
Revenue	$954,470	166,195
Cost Of Goods Sold	841,903	106,919
Operating Expenses, Depreciation and Amortization	7,079,124	7,041,630

Loss from Operations before Other Income/(Expense)	(6,966,557)	(6,982,354)

Other Income/(Expense)	(4,648,509)	(4,156,254)

Net Loss	$(11,615,066)	(11,138,608)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2015 and 2014 was $954,470 and $166,195, respectively. Cost of sales for the year ended December 31, 2015 and 2014, was $841,903 and $106,919, respectively. The revenue and cost of sales for 2015 included 3 months of activity from PWT, which we acquired on October 1, 2015 and full year activity from OriginClear Hong Kong subsidiary. The increase in revenue and cost of sales was due to the acquisition of PWT.

To date we have had minimal revenues due to our focus on product development and testing. In addition, we are not focused on immediate sales of equipment, but on acquisitions, licensing and private labeling type transactions, which we believe have the potential to yield stronger long term revenue.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2015 and 2014, were $2,042,312 and $2,643,779, respectively, which included 3 months of activity from PWT, which we acquired on October 1, 2015 and full year activity from OriginClear Hong Kong subsidiary.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2015 and 2014, were $4,200,200 and $3,096,693, respectively, which included 3 months of activity from PWT, which we acquired on October 1, 2015 and full year activity from OriginClear Hong Kong subsidiary.

Research and Development Cost

Research and development (“R&D”) costs decreased by $470,597 to $814,014 for the year ended December 31, 2015, compared to $1,284,611 for the year ended December 31, 2014.  The decrease in overall R&D costs was primarily due to an decrease in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) increased by $492,255 to $(4,648,509) for the year ended December 31, 2015, compared to $(4,156,254) for the year ended December 31, 2014. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $1,155,511, fair value of financing cost of $143,172, gain on sale of assets of $14,318, other income of $9,796, offset by a decrease in commitment fees of $77,065, and gain on investment of $6,353, and interest expense of $711,602, which includes amortization of debt discount.

Net Loss

Our net loss for December 31, 2015 and 2014, was $11,615,066 and $11,138,608, respectively. The majority of the increase in net loss was due primarily to an increase in other income and (expenses) associated with the derivatives.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2015, we did not generate significant revenue, incurred a net loss of $11,615,066 and cash used in operations of $3,010,710. As of December 31, 2015, we had a working capital deficiency of $13,471,476 and a shareholders’ deficit of $12,753,117. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2015 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the year ended December 31, 2015, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2015 and December 31, 2014, we had cash of $695,295 and $198,384, respectively and working capital deficit of $13,471,476 and $7,330,957 respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible notes, work-in-process, accrued expenses and accounts payable with a decrease in cash and other assets.

During the year ended December 31, 2015, we raised an aggregate of $1,815,000 in an offering of unsecured convertible notes.  During the subsequent period, we raised an aggregate of $100,000 of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(3,010,710) for the year ended December 31, 2015, compared to $(4,455,648) for the prior period December 31, 2014. The decrease of $1,444,938 in cash used in operating activities was due primarily to the net decrease in prepaid expenses, work in process and deferred income, with an increase in accrued expenses, accounts payable and net loss due to an increase in non-cash accounts associated with the derivatives. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows provided by (used) in investing activities for the year ended December 31, 2015 and 2014 were $346,843 and $(7,416) respectively.  The net increase in cash provided in investing activities was due to the acquisition of our subsidiary PWT.

Net cash flows provided by financing activities was $3,160,731 for the year ended December 31, 2015, as compared to $3,840,000 for the prior period December 31, 2014.  The decrease in cash provided by financing activities was due to a decrease in debt financing with the issuance of convertible notes offset by an increase in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our proceeds from the issuance of convertible debt together with revenue from operations are currently sufficient to fund our operating expenses in the near future, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Additional Information

On March 29, 2016, the Company issued to consultants an aggregate of 5,000,000 shares of the Company’s common stock in lieu of cash consideration.

On March 29, 2016, the Board approved the issuance of $10,000 in shares of the Company’s common stock per month beginning April 1, 2016 for an initial six month term, and then month to month after the initial term, to a consultant for services.

On March 29, 2016, the Board approved the issuance of options under the Company’s 2015 Equity Incentive Plan to purchase up to 1,000,000 shares of the Company’s common stock to certain non-executive officers of the company at an exercise price equal to $0.02 per share.

On March 31, the Company issued to consultants an aggregate of 1,996,094 shares of the Company’s common stock in lieu of cash consideration.

The issuances of the securities under the caption Other Information, were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2015 acquisitions of Progressive Water Treatment, Inc., specifically as pertains to revenue recognition. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The Company intends to add additional resources and controls during the year 2016 to mitigate the above weaknesses.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	64	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer.

Anthony Fidaleo	57	Director

Jean-Louis Kindler	53	Chief Commercial Officer and Director

Byron Elton	61	Director

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our chief executive officer, chief financial officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.originclear.com.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer and Chief Commercial Officer for the years ended 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting CFO, President,	2015	260,000	190,000						450,000
Secretary & Treasurer and CEO	2014	260,000	184,000	–	–	–	–	–	444,000

Jean Louis Kindler	2015	144,000	20,900						164,900
Chief Commercial Officer	2014	104,182	–	–	–	–	–	–	104,182

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

T. Riggs Eckelberry (1)(2)(3)	759,645	–	–	0.43	April 12, 2018
	5,000,000	–	–	0.04	October 6, 2020
	55,000,000	–	–	0.04	October 6, 2020

Jean Louis Kindler (4)(5)	5,000,000	–	–	0.04	October 6, 2020
	5,000,000	–	–	0.04	October 6, 2020

(1)	On April 12, 2013, Mr. Eckelberry was granted options to purchase 759,645 shares of our common stock which are fully vested, exercisable at $0.43 per share and expire 5 years from the date of grant.
(2)	On October 6, 2015, Mr. Eckelberry was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan. 50% of these options vested on option grant date and 50% vest on the one year anniversary of grant date. These options are exercisable at $0.0375 per share and expire 5 years from the date of grant.
(3)	On October 6, 2015, Mr. Eckelberry was granted options to purchase 55,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan. These options are fully vested, exercisable at $0.0375 per share and expire 5 years from the date of grant.
(4)	On October 6, 2015, Mr. Kindler was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan, of which 50% vested on the option grant date and 50% vest on the one year anniversary of the grant date. These options are exercisable at $0.0375 per share and expire 5 years from the date of grant.
(5)	On October 6, 2015, Mr. Kindler was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan which will vest upon specific milestones being met, exercisable at $0.0375 per share and expiring 5 years from the date of grant.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $260,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2015, our Chief Executive Officer received bonus payments of $190,000.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2015.

Name	Fees Earned ($)	Stock Awards ($) (1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Riggs Eckelberry
Jean Louis Kindler
Anthony Fidaleo (2)		25,000
Byron Elton (3)		25,000

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.
(2) (3)	On February 4, 2015, Mr. Fidaleo was issued 250,000 shares of our common stock. On February 4, 2015, Mr. Elton was issued 250,000 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2016 by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 286,909,179 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)	58,293,602	17%

Jean-Louis Kindler, Director (3)	2,503,333	* %

Anthony Fidaleo, Director (4)	1,000,000	* %

Byron Elton, Director (5)	850,000	* %

Directors and executive officers as a group (4 persons) (6)	62,646,935	18%

* Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 5645 W Adams Blvd, Los Angeles, CA 90016.
(2)	Includes 57,500,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share and 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per share.
(3) (4) (5)

Includes 2,500,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share.

Includes 250,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share.

Includes 250,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share.

(6)	Includes 60,500,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share and 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per shares.

On October 1, 2015, the Company filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock (the “New Series A Preferred Stock”). The shares of New Series A Preferred Stock have a par value of $0.0001 per share. The New Series A Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

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

The shares of the New Series A Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following triggering events: (i) on the date that Mr. Eckelberry ceases, for any reason, to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the New Series A Preferred Stock set forth in the Certificate of Designation.

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

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which consist of 10,000 shares (the “Series B Preferred Stock”). On October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and Series B Shares were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the original issue date; and the remaining one third (1/3) may be converted beginning three years after the original issue date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice.

The Series B Preferred Stock has redemption features that are redeemable solely at the option of the Company. Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection.

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

On October 2, 2015, we instituted the OriginClear, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), after approval by the board of directors.  Under the 2015 Plan, 160,000,000 shares of our common stock were reserved for use.

The purpose of the 2009 Plan, 2012 Plan, 2013 Plan and 2015 Plan is to retain executives and selected employees and consultants and reward them for making contributions to our success.  These objectives are accomplished by making long-term incentive awards under thereby providing participants with a proprietary interest in our growth and performance. Each of the plans are administered by our board of directors.

The following table summarizes information concerning the 2009 Plan, 2012 Plan, 2013 Plan, 2015 Plan and other options outstanding as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	73,609,937	.05	45,794,707
Equity compensation plans not approved by security holders
Total	73,609,937	.05	45,794,707

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth in Item 11 under “Executive Compensation”, since January 1, 2015 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were $64,572 and $101,725 respectively. The fees for the year ended December 31, 2014 included $61,725 billed by Weinberg & Company, P.A. who served as our independent registered public accountants until July 5, 2014 and $40,000 in fees billed by Liggett & Webb,, P.A., our current independent registered public accountants.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 and 2014.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016.*
10.1	Non-Statutory Stock Option Agreement dated October 6, 2015 (7)
10.2	OriginClear, Inc. 2015 Equity Incentive Plan (8)
10.3	Amended and Restated Non-Statutory Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company (9)
31	Certification of Chief Executive Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (10)
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. SECTION 1350 (10)
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s 10-Q for the Quarter ended September 30, 2015 filed with the SEC on November 16, 2015.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(9)	Incorporated by reference to the Company’s Current Report on From 8-K filed with the SEC on January 8, 2016.
(10)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 4, 2016.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this registration report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 4, 2016	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director

Date: April 4, 2016	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 4, 2016	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: April 4, 2016	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

OriginClear, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginClear, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

New York, New York

April 4, 2016

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$695,295	$198,384
Contracts receivable, less allowance for doubtful accounts of $50,000 and $0, respectively	1,066,223	-
Cost in excess of billing	16,748	-
Other receivable	100,000	-
Work in progress	95,366	87,123
Prepaid expenses	30,477	46,482

TOTAL CURRENT ASSETS	2,004,109	331,989

NET PROPERTY AND EQUIPMENT	197,257	78,888

OTHER ASSETS
Other asset	19,538	37,038
Goodwill	487,447	-
Trademark	4,467	4,467
Security deposit	9,650	10,247

TOTAL OTHER ASSETS	521,102	51,752

TOTAL ASSETS	$2,722,468	$462,629

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$604,393	$203,082
Accrued expenses	487,734	272,291
Billing in excess of cost	503,718	-
Customer deposit	113,950	-
Warrant reserve	20,000	-
Deferred income	150,000	47,570
Derivative liabilities	9,317,475	4,052,401
Convertible promissory notes, net of discount of $161,857 and $454,054, respectively	4,278,315	3,087,602

Total Current Liabilities	15,475,585	7,662,946

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized;	-	-
Designated 1,000 shares of Series A, 1,000 and 0 issued and outstanding, respectively;	-	-
Designated 10,000 shares of Series B, 10,000 and 0 issued and outstanding, respectively	1	-
Common stock, $0.0001 par value, 1,000,000,000 shares authorized 232,588,828 and 99,748,172 shares issued and outstanding, respectively	23,258	9,975
Preferred Series A treasury shares, 1,000 shares outstanding at no cost	-	-
Additional paid in capital	46,307,448	40,258,419
Accumulated other comprehensive loss	(47)	-
Accumulated deficit	(59,083,777)	(47,468,711)

TOTAL SHAREHOLDERS' DEFICIT	(12,753,117)	(7,200,317)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,722,468	$462,629

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Years Ended
	2015	2014

Sales	$954,470	$166,195

Cost of Goods Sold	841,903	106,919

Gross Profit	112,567	59,276

Operating Expenses
Selling and marketing expenses	2,042,312	2,643,779
General and administrative expenses	4,200,200	3,096,693
Research and development	814,014	1,284,611
Depreciation and amortization expense	22,598	16,547

Total Operating Expenses	7,079,124	7,041,630

Loss from Operations	(6,966,557)	(6,982,354)

OTHER (EXPENSE) INCOME
Realized gain on investment	-	6,353
Other income	9,796
Gain on sale of asset	14,318	-
Fair value of financing cost	(143,172)	-
(Loss) on net change in derivative liability	(2,856,917)	(1,701,406)
Commitment fee	(51,697)	(128,762)
Interest expense	(1,620,837)	(2,332,439)

TOTAL OTHER (EXPENSE) INCOME	(4,648,509)	(4,156,254)

NET LOSS	$(11,615,066)	$(11,138,608)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	159,667,650	74,966,622

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2013	-	$-	53,664,505	$5,366	$34,811,538	$-	$(36,330,103)	$(1,513,199)

Common stock issued at fair value for services	-	-	11,251,903	1,125	1,997,596	-	-	1,998,721

Common stock issuance for conversion of debt	-	-	28,459,517	2,846	1,984,347	-	-	1,987,193

Common stock issued upon exercise of warrants for cash	-	-	5,000,000	500	749,500	-	-	750,000

Common stock issuance of supplemental shares	-	-	1,326,881	133	234,383	-	-	234,516

Preferred A shares issued	1,000	-	-	-	-	-	-	-

Preferred A treasury shares	(1,000)	-	-	-	-	-	-	-

Common stock issued for purchase of asset	-	-	45,366	5	6,995	-	-	7,000

Beneficial conversion feature	-	-	-	-	277,160	-	-	277,160

Stock and warrant compensation cost	-	-	-	-	196,900	-	-	196,900

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(11,138,608)	(11,138,608)

Balance at December 31, 2014	-	-	99,748,172	9,975	40,258,419	-	(47,468,711)	(7,200,317)

Common stock issued for exercise of warrants for cash	-	-	6,840,291	684	302,997	-	-	303,681

Common stock issued in a private placement for cash	-	-	35,568,348	3,557	1,038,493	-	-	1,042,050

Common stock issuance for conversion of debt	-	-	61,363,210	6,136	1,450,837	-	-	1,456,973

Common stock issuance of supplemental shares	-	-	3,857,206	385	51,312	-	-	51,697

Common stock issued at fair value for services	-	-	25,211,601	2,521	1,258,000	-	-	1,260,521

Stock based compensation	-	-	-	-	1,739,620	-	-	1,739,620

Beneficial conversion feature	-	-	-	-	28,924	-	-	28,924

Accumulated comprehensive loss	-	-	-	-	-	(47)	-	(47)

Preferred A shares issued	1,000	-	-	-	-	-	-	-

Preferred B shares issued in connection with PWT acquisition	10,000	1	-	-	1,499,999	-	-	1,500,000

Derivative liability - Preferred B shares	-	-	-	-	(1,321,152)	-	-	(1,321,152)

Net loss for the years ended December 31, 2015	-	-	-	-	-	-	(11,615,066)	(11,615,066)

Balance at December 31, 2015	11,000	$1	232,588,828	$23,258	$46,307,448	$(47)	$(59,083,777)	$(12,753,117)

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,615,066)	$(11,138,608)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation & amortization expense	22,598	16,547
Gain on sale of investment	-	(6,353)
Gain on sale of asset	(14,318)	-
Common stock and warrants issued for services	1,260,521	1,998,721
Stock based compensation	1,739,620	196,900
Fair value of debt financing cost	143,172	-
Loss on net change in valuation of derivative liability	2,856,917	1,701,406
Debt discount and original issue discount recognized as interest expense	1,264,844	2,114,582
Non cash commitment fee expense	51,697	128,762
Changes in Assets and Liabilities
(Increase) Decrease in:
Contracts receivable	(93,466)	-
Cost in excess of billing	68,811	-
Other receivable	(100,000)	-
Prepaid expenses	16,005	(11,951)
Work in progress	(8,243)	(66,074)
Other asset	18,097	1,903
Increase (Decrease) in:
Accounts payable	652,715	471,810
Accrued expenses	267,839	139,137
Billing in excess of cost	355,117	-
Deferred income	102,430	(2,430)
NET CASH USED IN OPERATING ACTIVITIES	(3,010,710)	(4,455,648)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Proceeds from sale of investment, at cost	-	6,815
Proceeds from sale of fixed assets	9,100	-
Cash from acquisition of subsidiary	451,431	-
Purchase of fixed assets	(113,688)	(14,231)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	346,843	(7,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,815,000	3,090,000
Proceeds for issuance of common stock and exercise of warrants	1,345,731	750,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,160,731	3,840,000
Effect of exchange rate changes on cash	47	-
NET INCREASE (DECREASE) IN CASH	496,911	(623,064)

CASH BEGINNING OF YEAR	198,384	821,448
CASH END OF YEAR	$695,295	$198,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$878	$1,776
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$432,048	$-
Beneficial conversion feature on convertible note	$-	$277,160
Common stock issued for supplemental shares	$51,696	$234,516
Common stock issued for fixed asset	$-	$7,000
Common stock issued for conversion of debt	$1,456,973	$1,987,193
Preferred stock issued for acquisition of PWT	$1,500,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (formerly OriginOil, Inc), the ("Company") was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began its’ planned principle operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginOil (HK) Limited (OOHK), in Hong Kong, China. The Company plans to grant OOHK a master license for the People’s Republic of China. In turn, OOHK is expected to license regional joint ventures for frack and waste treatment. A research and manufacturing center is also planned. As of December 31, 2015, OOHK has limited assets and operations.

On October 1, 2015, the Company completed the acquisition of 100% of the total issued and outstanding stock of Progressive Water Treatment, Inc. (“PWT”) and is included in these consolidated financial statements as a wholly owned subsidiary. See Note 3.

Line of Business

OriginClear is a pure technology company and is the developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water.  The Company’s technology integrates easily with other industry processes and can be embedded into larger systems through licensing and joint ventures.   Through the acquisition of PWT, the Company is primarily engaged in providing water treatment systems and services for a wide variety of applications and component sales.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2015, the Company did not generate significant revenue, incurred a net loss of $11,615,066 and used cash in operations of $3,010,710.  As of December 31, 2015, the Company had a working capital deficiency of $13,471,476 and a shareholders’ deficit of $12,753,117.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2014 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2015, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock and warrants. The Company also has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., and OriginOil (HK), Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, derivative liabilities, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2015, the cash balance in excess of the FDIC limits was $250,929. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Loss per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2015 and 2014, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the years ended
	2015	2014
(Loss) to common shareholders (Numerator)	$(11,615,066)	$(11,138,608)

Basic and diluted weighted average number of common shares outstanding denominator	159,667,650	74,966,622

The Company has excluded 119,404,644 stock options, 23,297,108 warrants, shares issuable from convertible debt of $4,440,172 and shares issued from potentially convertible preferred stock for the year ended December 31, 2015 because their impact on the loss per share is anti-dilutive.

The Company has excluded 4,404,643 stock options, 30,946,563 warrants and shares issuable from convertible debt of $3,541,656 for the year ended December 31, 2014 because their impact on the loss per share is anti-dilutive.

Work-in-Process

The Company recognizes as an asset the accumulated costs for work-in-process on projects expected to be delivered to customers. Work in Process includes the cost price of materials and labor related to the construction of equipment to be sold to customers.

Revenue Recognition

Equipment sales

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

Percentage of completion

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35 – “Accounting for Performance of Construction-Type and Certain Production Type Contracts”. Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts for the revisions become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income, which are recognized in the period the revisions are determined.

The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The liability “Billings in excess of costs” represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. At December 31, 2015 and December 31, 2014, the costs in excess of billings balance were $16,748 and $0, and the billings in excess of costs balance were $503,718 and $0, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 and $0 as of December 31, 2015 and 2014, respectively. The net contract receivable balance was $1,066,223 and $0 at December 31, 2015 and 2014, respectively.

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2015 and 2014, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $814,014 and $1,284,611 for the years ended December 31, 2015 and 2014, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $164,463 and $248,129 for the years ended December 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost. Gain or loss is recognized upon disposal of property and equipment, and the asset and related accumulated depreciation are removed from the accounts. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures for addition and betterment are capitalized. Furniture and equipment are depreciated on the straight-line method and include the following categories:

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed following generally accepted accounting principles.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2015 and 2014.

	(Level 1)	(Level 2)	(Level 3)

Derivative Liability, December 31, 2015	$-	$-	$9,317,475
Derivative Liability, December 31, 2014	$-	$-	$4,052,401

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2014	$1,031,484
Fair Value of derivative liabilities issued	1,319,512
Conversion of notes payable	(3,396,556)
Loss on change in derivative liability	5,097,961
Balance as of December 31, 2014	$4,052,401
Fair Value of derivative liabilities issued	2,408,157
Conversion of notes payable	(1,565,765)
Loss on change in derivative liability	4,422,682
Balance as of December 31, 2015	9,317,475

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	12/31/2015	12/31/2014
Risk free interest rate	.14% - 1.31%	.02% - .26%
Stock volatility factor	35.80% - 103.83%	68.29% - 111.86%
Weighted average expected option life	6 months – 2.75 years	6 months - 2 years
Expected dividend yield	None	None

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Management reviewed currently issued pronouncements during the twelve months ended December 31, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompany consolidated financial statements.

3.	BUSINESS ACQUISITION

On October 1, 2015, the Company”), closed the transaction contemplated by the Share Exchange Agreement (the “Agreement”) with Progressive Water Treatment, Inc., a Texas corporation (“PWT”) and Marc Stevens, PWT’s sole shareholder (“Stevens”), dated July 31, 2015 (the “Agreement”).

The Company acquired PWT from Stevens through the transfer of all issued and outstanding shares of PWT in exchange (the “Exchange”) for 10,000 shares of a new series of preferred stock, the Series B Preferred Stock, filed with the State of Nevada by the Company on October 1, 2015.

Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. The Series B Preferred Stock is entitled to vote with holders of the Company’s common stock on all corporate actions, including the election of the Company’s directors. The holders of the Series B Preferred Stock are entitled to cast one vote for each share of Series B Preferred Stock owned. This brief description of the Certificate of Designation is only a summary of the material terms and is qualified in its entirety by reference to the full text of the form of the Certificate of Designation as attached to this Current Report on as Exhibit 3.8.

The acquisition was accounted for under ASC 805. PWT is engaged in providing water treatment systems and services for a wide variety of applications and component sales. The acquisition is designed to enhance our services in water treatment. PWT became a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $1,500,000, which was the fair value of PWT at the time of acquisition. The assets and liabilities of PWT were recorded at their respective fair values as of the date of acquisition. Since, the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Convertible promissory note	$1,500,000
Total purchase price	$1,500,000

Tangible assets acquired	$1,549,700
Liabilities assumed	(537,147)
$1,012,553
Goodwill	487,447
Total purchase price	$1,500,000

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

3.	BUSINESS ACQUISITION (Continued)

As of December 31, 2015, the Company has not identified any intangible assets other than goodwill. However, the above estimated fair value of the intangible assets of PWT is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of PWT had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Year Ended	Year Ended
	December 31, 2015 (unaudited)	December 31, 2014 (unaudited)
Total Revenues	$4,999,834	$6,241,303
Net (Loss)	$(11,545,002)	$(10,324,861)
Basic and Diluted Net (Loss) Per Common Share	$(0.07)	$(0.15)

4.	PROPERTY & EQUIPMENT

Property and Equipment consists of the following as of December 31, 2015 and 2014:

	2015	2014

Machinery & equipment	$155,019	86,855
Furniture & fixtures	27,452	29,593
Computer equipment	53,594	39,293
Vehicles	31,358	-
Leasehold improvements	121,639	94,914
	389,062	250,655
Less accumulated depreciation and amortization	(191,805)	(171,767)

	$197,257	78,888

During the years ended December 31, 2015 and 2014, depreciation and amortization expense was $22,598 and $16,547, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

5.	CAPITAL STOCK

Preferred Stock

On April 10, 2015, the Corporation filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada (the “Old Series A Certificate of Designation”) designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock, par value $0.0001 per share. On July 9, 2015, the 1,000 shares of Old Series A Preferred Stock issued to T. Riggs Eckelberry were automatically redeemed by the Corporation, and there are no shares of Old Series A Preferred Stock outstanding. The Board of Directors approved the cancellation of the Old Series A Shares and withdrawal of the Old Series A Certificate of Designation.

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which will consist of 10,000 shares (the “Series B Preferred Stock”). On October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and Series B Shares were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the original issue date; and the remaining one third (1/3) may be converted beginning three years after the original issue date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. See Note 3.

The Series B Preferred Stock has redemption features that are redeemable solely at the option of the Company. Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B Preferred Stock shall have the rights, preferences and privileges as set forth in the exchange agreement.

On September 29, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series A Preferred Stock, par value $0.0001 per share, (“New Series A Preferred Stock”) providing for supermajority voting rights to holders of New Series A Preferred Stock. The Board believes that it is in the best interest of the stockholders of the Corporation that the New Series A Preferred Stock be issued to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry. Upon filing of the New Series A Preferred Stock Certificate of Designation in accordance with the provisions of Nevada law, the Board authorized the Corporation to issue 1,000 shares of New Series A Preferred Stock to Mr. Eckelberry.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

5.	CAPITAL STOCK (Continued)

Common Stock

On August 13, 2014, the Company filed an amendment to its Articles of Incorporation to increase its authorized shares of common stock to 1,000,000,000 shares. There was no change to the 25,000,000 authorized shares of preferred stock or par value. The total number of authorized shares increased to 1,025,000,000.

Year ended December 31, 2015

The Company issued 35,568,348 shares of common stock through a private placement at a price of $0.03 per share for cash in the amount of $1,042,050.

The Company issued 6,840,291 shares of common stock for exercise of 6,840,291 warrants for prices ranging from $0.02 to $0.05 per share for cash in the amount of $303,681.

The Company issued 49,163,259 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $965,000, plus interest in the amount of $108,442, based upon conversion prices of $0.00975 up to $0.04.

The Company issued 12,199,951 shares of common stock for the settlement of accounts payable with a fair value of $383, 531.

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

The Company issued 25,211,601 shares of common stock for services at fair value of $1,260,521.

Year ended December 31, 2014

The Company issued 11,251,903 shares of common stock for services at fair value of $1,998,721.

The Company issued 28,459,517 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $1,857,828, plus interest in the amount of $129,365, based upon conversion prices of $0.049 up to $0.14.

The Company issued 5,000,000 shares of common stock upon exercise of the purchase warrants in the amount of 5,000,000 for cash in the amount of $750,000.

The Company issued 45,366 shares for the purchase of a fixed asset with a fair value of $7,000.

The Company issued 1,326,881 supplemental shares of common stock for the agreement entered into subsequent to the sale of the common stock during the year ended December 31, 2013. The supplemental shares had a fair value of $234,516, which reduced the liability recorded in the previous year.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

6.	CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following as of December 31, 2015 and 2014:

	2015	2014

Convertible Promissory Notes	$3,735,000	$2,885,000
OID Notes	273,125	273,125
Convertible Note	432,047	383,531
Total Notes	4,440,172	3,541,656
Debt Discount	(161,857)	(454,054)

	$4,278,315	$3,087,602

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through January 25, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes. The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2014, the outstanding principal balance was $2,885,000. During the year ended December 31, 2015, the Company issued an additional $615,000 of these Notes, and converted $965,000 in aggregate principal, plus accrued interest of $108,442 into 49,163,474 shares of common stock. As of December 31, 2015, the Notes had an aggregate remaining balance of $2,535,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $498,898 during the year ended December 31, 2015.

On February 24, 2015, the OID Notes with an aggregate remaining principle balance of $273,125, plus accrued interest of $13,334 were amended. The Notes are unsecured convertible promissory notes (the “OID Notes”), that included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. On February 24, 2015, the Notes were amended with a maturity date of December 31, 2015. On December 30, 2015, the Notes were amended and have a maturity date of December 31, 2016. The Notes were analyzed under ASC 470 (Extinguishment & Modification of debt) to determine if there was a 10% change between the fair value of the embedded conversion option immediately before and after the modification or exchange. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the convertible note as an extinguishment. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. After the amendment the conversion price changed to the lesser of $0.08 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. On May 19, 2015, a holder of a note with a more favorable term converted a note at a price of $0.02, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $286,459 during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company entered into various unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $1,200,000. The notes mature nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates ending on May 27, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.04 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s  option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $311,885 during the year ended December 31, 2015.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

6.	CONVERTIBLE PROMISSORY NOTES (Continued)

On September 29, 2014, the Company issued a convertible note in exchange for an accounts payable in the amount of $383,531, which can be converted into shares of the Company’s common stock after March 29, 2015. The note was accounted for under ASC 470, and will be re-evaluated after March 29, 2015. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. During the year ended December 31, 2015 the note was fully converted into 12,199,736 shares of common stock. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $144,891 during the year ended December 31, 2015.

On June 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which can be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, and will be re-evaluated after December 31, 2015. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,924 during the year ended December 31, 2015.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations. As of December 31, 2015 and 2014, the derivative liability recognized in the financial statements was $9,317,475 and $4,052,401, respectively.

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

On October 2, 2015, the Board of Directors adopted a new OriginClear, Inc., 2015 Equity Incentive Stock Option Plan (the “2015 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Hundred Sixty Million (160,000,000) shares of Common Stock.  Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7.	OPTIONS AND WARRANTS (Continued)

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	4,404,643	$0.43	4,684,643	$0.53
Granted	116,050,000	$0.04	750,000	$0.19
Exercised	-	$-	-	$-
Forfeited/Expired	(1,049,999)	$0.41	(1,030,000)	$0.47
Outstanding, end of year	119,404,644	$0.05	4,404,643	$0.43
Exercisable at the end of year	73,609,937	$0.05	2,240,370	$0.47
Weighted average fair value of options granted during the year		$0.04		$0.19

The weighted average remaining contractual life of options outstanding issued under the 2012 Plan, 2013 Plan, and 2015 Plan as of December 31, 2015 was as follows:

			Weighted Average
Exercisable	Stock Options	Stock Options	Remaining Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.19 - 7.20	1,971,978	1,391,562	1.54 - 9.77
$0.29 - 0.44	1,382,666	777,750	8.71
$0.04	116,050,000	71,440,625	4.77
	119,404,644	73,609,937

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the years ended December 31, 2015 and 2014 were $1,739,620 and $196,900, respectively.

Warrants

During the year ended December 31, 2015, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		average		average
		exercise		exercise
	Options	price	Options	price
Outstanding -beginning of year	30,946,563	$0.27	42,033,596	$0.27
Granted	-	$-	-	$-
Exercised	(4,923,624)	$0.15	(5,000,000)	$0.15
Forfeited	(2,725,831)	$0.68	(6,087,033)	$0.61
Outstanding - end of year	23,297,108	$0.21	30,946,563	$0.27

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7.	OPTIONS AND WARRANTS (Continued)

At December 31, 2015, the weighted average remaining contractual life of warrants outstanding:

			Weighted Average
Exercisable	Warrants	Warrants	Remaining Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	22,163,079	22,163,079	0.21 - 2.45
$0.90 - 8.70	288,336	288,336	0.21 - 6.88
$0.90 - 10.21	845,693	845,693	0.21 - 2.72
	23,297,108	23,297,108

At December 31, 2015 and 2014, the aggregate intrinsic value of the warrants outstanding was $23,297,108 and $30,946,563.

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

8.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2015 and 2014, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2015 and 2014, the Company did not recognize interest and penalties.

At December 31, 2015, the Company had net operating loss carry-forwards of approximately $29,588,000 which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

8.	INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Book income	$(4,646,020)	$(4,453,900)
Tax to book differences for deductible expenses	21,920	23,200
Tax non deductible expenses	2,926,750	2,454,600

Valuation Allowance	1,697,350	1,976,100

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2015	2014
Deferred tax assets:
NOL carryover	$11,838,190	$10,191,770
Other carryovers	757,030	557,270

Deferred tax liabilities:
Depreciation	830	(44,060)

Less Valuation Allowance	(12,596,050)	(10,704,980)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

9.	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases its principal offices located at 5645 West Adams Blvd., Los Angeles, CA 90016. The Company rent’s 7,500 square feet of space in a corporate building at a current monthly rent of $11,390 with the lease expiring on August 31, 2016.

Operating Lease – Related Party

The Company entered into a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,000 per month.

ORIGINCLEAR, INC. AND SUBSIDIARIES

(formerly ORIGINOIL, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

9.	COMMITMENTS AND CONTINGENCIES (Continued)

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2015.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not party to any such legal proceedings that believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

10.	CONCENTRATIONS

Major Customers

PWT had three major customers for the three months ending December 31, 2015. The customers represented 72.6% of billings in the three months ending December 31, 2015. The contract receivable balance for the customers was $810,093 at December 31, 2015.

Major Suppliers

PWT had three major vendors for the three months ending December 31, 2015. The vendors represented 44.3% of total expenses in the three months ending December 31, 2015. The accounts payable balance due to the vendors was $51,643 at December 31, 2015. Management believes no risk is present with the vendors due to other suppliers being readily available.

11.	RELATED PARTY TRANSACTIONS

The following related party equity compensation arrangements were issued in 2015 and 2014.

On February 4, 2015, two Director of the Board were issued 500,000 shares of our common stock.

On September 29, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series A Preferred Stock, par value $0.0001 per share, (“New Series A Preferred Stock”) providing for supermajority voting rights to holders of New Series A Preferred Stock. The New Series A Preferred Stock was issued to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry. Upon filing of the New Series A Preferred Stock Certificate of Designation in accordance with the provisions of Nevada law, the Board authorized the Corporation to issue 1,000 shares of New Series A Preferred Stock to Mr. Eckelberry.

On October 6, 2015, the Company’s Chief Executive Officer was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan. 50% of these options vested on option grant date and 50% vest on the one year anniversary of grant date. These options are exercisable at $0.0375 per share and expire 5 years from the date of grant.

On October 6, 2015, the Company’s Chief Executive Officer was granted options to purchase 55,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan. These options are fully vested, exercisable at $0.0375 per share and expire 5 years from the date of grant.

On October 6, 2015, a Director of the Board was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan, of which 50% vested on the option grant date and 50% vest on the one year anniversary of the grant date. These options are exercisable at $0.0375 per share and expire 5 years from the date of grant.

On October 6, 2015, a Director of the Board was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan which will vest upon specific milestones being met, exercisable at $0.0375 per share and expiring 5 years from the date of grant.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

As previously reported, on October 6, 2015, the Board of Directors of the Company approved the grant of four-year options to purchase an aggregate of 116,050,000 shares of common stock of the Company at an exercise price of $0.0375 per share to employees and contractors of the Company and its newly acquired subsidiary Progressive Water Treatment, Inc. (the “October 2015 Grant”). On January 5, 2016, the Board of Directors of the Company approved certain amendments to an aggregate of 86,000,000 non-qualified stock options that were part of the October 2015 Grant that were made to T. Riggs Eckelberry, Chief Executive Officer and director of the Company, Jean Louis Kindler, Chief Commercial Officer and director of the Company, William Charneski, Senior Vice President, Nicholas Eckelberry, co-founder and brother of T. Riggs Eckelberry, and Anthony Fidaeleo and Byron Elton, both directors of the Company. The foregoing amendments included among other things (i) extending the term of the stock options from four to five years, (ii) providing for the filing of a Form S-8 to cover the shares underlying the stock options, and (iii) placing certain transfer and exercise restrictions on the stock options.

Between January 7, 2016 and March 15, 2016, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $389,000, plus unpaid interest of $37,114 into an aggregate of 43,078,706 shares of the Company’s common stock.

Between January 15, 2016, and March 31, 2016, the Company issued 13,237,739 shares of common stock for services at a fair value of $299,296.

On March 17, 2016, the Company received an advance of $100,000 upon entering into a convertible promissory note ("Note") for an aggregate principal amount of $500,000. The Note matures twelve months from the date of issuance and bear interest at 10% per annum. The Note may be converted into shares of the Company’s common stock at a conversion price range of the lesser of $0.02 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Note.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Note shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Note or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Note or such other convertible notes or a term was not similarly provided to the purchaser of the Note or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Note and such other convertible notes.

On March 25, 2016, by written consent the holders of the majority of the Company’s outstanding securities entitled to vote thereon approved an amendment to the Company’s Articles of Incorporation to increase the total number of shares of common stock that we are authorized to issue to 2,500,000,000 shares (from 1,000,000,000) and to increase the total number of authorized shares to 2,525,000,000 (there being no change to the number of previously authorized shares of preferred stock or par value) (the “Amendment”). The Amendment was filed with the Secretary of State of the State of Nevada on March 29, 2016.

On March 29, 2016, the Board approved the issuance of $10,000 per month in restricted shares of the Company’s common stock beginning April 1, 2016 for an initial six month term, and then month to month after the initial term, to a consultant for services.

On March 29, 2016 the Board approved the issuance of options under the Company’s 2015 Equity Incentive Plan to purchase up to 1,000,000 shares of the Company’s common stock to certain non-executive officers of the Company at an exercise price equal to $0.02 per share.

