Form 10-Q
period 2016-03-31
ORIGINCLEAR, INC.
filed 2016-05-16
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

ORIGINCLEAR, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 S. Hewitt St.

Los Angeles, CA 90013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2016, there were 330,355,606 shares of common stock, par value $0.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$249,506	$695,295
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	1,176,992	1,066,223
Cost in excess of billing	174,105	16,748
Other receivable	100,000	100,000
Work in progress	95,366	95,366
Prepaid expenses	30,049	30,477

TOTAL CURRENT ASSETS	1,826,018	2,004,109

NET PROPERTY AND EQUIPMENT	191,717	197,257

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	487,413	487,447
Trademark	4,467	4,467
Security deposit	9,650	9,650

TOTAL OTHER ASSETS	521,068	521,102

TOTAL ASSETS	$2,538,803	$2,722,468

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$472,555	$604,393
Accrued expenses	556,158	487,734
Billing in excess of cost	552,818	503,718
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	150,000	150,000
Derivative liabilities	7,122,416	9,317,475
Convertible promissory notes, net of discount of $532,308 and $161,863, respectively	4,049,759	4,278,315

Total Current Liabilities	13,037,656	15,475,585

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
1,000 shares of Series A issued and outstanding, respectively	-	-
10,000 shares of Series B issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 2,500,000,000 shares authorized
288,905,273 and 232,588,828 shares issued and outstanding, respectively	28,890	23,258
Preferred treasury stock,1,000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	47,214,087	46,307,448
Accumulated other comprehensive loss	(55)	(47)
Accumulated deficit	(57,741,776)	(59,083,777)

TOTAL SHAREHOLDERS' DEFICIT	(10,498,853)	(12,753,117)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,538,803	$2,722,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

Sales	$1,467,750	$47,570

Cost of Goods Sold	1,068,427	28,164

Gross Profit	399,323	19,406

Operating Expenses
Selling and marketing expenses	493,510	413,520
General and administrative expenses	686,846	557,618
Research and development	210,150	259,355
Depreciation and amortization expense	11,239	4,471

Total Operating Expenses	1,401,745	1,234,964

Loss from Operations	(1,002,422)	(1,215,558)

OTHER INCOME/(EXPENSES)
Fair value of discounted warrants	-	(149,807)
Fair value of financing cost	(52,759)	-
Gain on net change in derivative liability	2,599,198	174,957
Commitment fee	-	(51,697)
Interest expense	(202,016)	(446,957)

TOTAL OTHER INCOME/(EXPENSES)	2,344,423	(473,504)

NET INCOME/(LOSS)	$1,342,001	$(1,689,062)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	257,202,339	106,642,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2015	11,000	$1	232,588,828	$23,258	$46,307,448	$(47)	$(59,083,777)	$(12,753,117)

Common stock issuance for conversion of debt	-	-	43,078,706	4,308	421,806	-	-	426,114

Common stock issued at fair value for services	-	-	13,237,739	1,324	292,656	-	-	293,980

Stock compensation cost	-	-	-	-	52,296	-	-	52,296

Beneficial conversion feature	-	-	-	-	16,771	-	-	16,771

Change in derivative liability - Preferred B shares	-	-	-	-	123,110	-	-	123,110

Accumulated comprehensive loss	-	-	-	-	-	(8)	-	(8)

Net income for the three months ended March 31, 2016	-	-	-	-	-	-	1,342,001	1,342,001

Balance at March 31, 2016 (unaudited)	11,000	$1	288,905,273	$28,890	$47,214,087	$(55)	$(57,741,776)	$(10,498,853)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,342,001	$(1,689,062)
Adjustment to reconcile net income (loss) to net cash
used in operating activities
Depreciation & amortization	11,239	4,471
Common stock and warrants issued for services	293,980	337,395
Stock and warrant compensation expense	52,296	44,873
(Gain)Loss on net change in valuation of derivative liability	(2,599,198)	(174,957)
Debt discount and original issue discount recognized as interest expense	120,816	371,073
Fair value of debt financing cost	52,759	-
Non cash commitment fee expense	-	51,696
Fair value of re-priced warrants	-	149,807
Changes in Assets and Liabilities
(Increase) Decrease in:
Contracts receivable	(110,769)	(25,955)
Cost in excess of billing	(157,357)	-
Prepaid expenses	428	(138,067)
Work in progress	-	(37,438)
Other asset	42	-
Increase (Decrease) in:
Accounts payable	299,036	138,787
Accrued expenses	105,537	82,235
Billing in excess of cost	49,100	-
Deferred income	-	82,406

NET CASH USED IN OPERATING ACTIVITIES	(540,090)	(802,736)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,699)	(8,301)

CASH USED IN INVESTING ACTIVITIES	(5,699)	(8,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	100,000	945,000
Proceeds for issuance of common stock	-	146,181

NET CASH PROVIDED IN FINANCING ACTIVITIES	100,000	1,091,181

NET (DECREASE) INCREASE IN CASH	(445,789)	280,144

CASH BEGINNING OF PERIOD	695,295	198,384

CASH END OF PERIOD	$249,506	$478,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$366	$133
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$430,896	$-
Benefiical conversion feature on convertible note	$16,771	$-
Common stock issued for supplemental shares	$-	$51,697
Common stock issued for conversion of debt	$426,114	$400,607
Change in derivative liability on Series B preferred stock	$123,110	$400,607
Debt discount on issuance of convertible notes	$474,490	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., (PWT) and OriginClear (HK) Company, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of March 31, 2016 and December 31, 2015, respectively. The net contract receivable balance was $1,176,992 and $1,066,223 at March 31, 2016 and December 31, 2015, respectively, due to the acquisition of PWT.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$7,122,416	$-	$-	$7,122,416

Total liabilities measured at fair value	$7,122,416	$-	$-	$7,122,416

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2016	$9,317,475
Fair value of derivative liabilities issued	527,249
Gain on conversion of debt and change in derivative liability	(2,722,308)
Ending balance as of March 31, 2016	$7,122,416

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Loss per Share Calculations

Basic loss per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

For the period ended March 31, 2016, the Company has excluded 74,373,123 stock options, 22,884,773 common stock purchase warrants outstanding, and $4,582,068 in convertible notes, which are convertible into shares of common stock, because their impact on the loss per share is anti-dilutive.

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

The consolidated financial statements include all accounts of the entities at March 31, 2016.

		Date of incorporation or
Name of consolidated	State or other jurisdiction	formation (date of acquisition	Attributable interest
subsidiary or entity	of incorporation or organization	if applicable	at March 31, 2016

Origin Clear (HK) Ltd.	Hong Kong	December 31, 2014	94.80%
Progressive Water Treatment	Texas	October 1, 2015	100%

All inter-company balances and transactions have been eliminated.

Foreign Currency Matters

We adopted ASC Topic 830 – Foreign Currency Matters, which relates to translating the records of a foreign subsidiary from its functional currency into the reporting currency. The records are in conformity with generally accepted accounting principles (GAAP). The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. During the period ended March 31, 2016, the foreign currency translation adjustments resulted in a loss of $8.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

Recently Issued Accounting Pronouncements

In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 816).” ASU 2016-09 simplifies several aspects of accounting for share-based compensation including the tax consequences, classification of awards as equity or liabilities, forfeitures and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the effects of adoption this ASU. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

3.	BUSINESS ACQUISITION

On October 1, 2015, the Company acquired PWT from Marc Stevens through the transfer of all issued and outstanding shares of PWT in exchange (the “Exchange”) for 10,000 shares of a new series of preferred stock, the Series B Preferred Stock, filed with the State of Nevada by the Company on October 1, 2015.

Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. The Series B Preferred Stock is entitled to vote with the holders of the Company’s common stock on all corporate actions, including the election of the Company’s directors. The holders of the Series B Preferred Stock are entitled to cast one vote for each share of Series B Preferred Stock owed.

The acquisition was accounted for under ASC 805. PWT is engaged in providing water treatment systems and services for a wide variety of applications and component sales. The acquisition is designed to enhance our services in water treatment. PWT became a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $1,500,000, which was the fair value of PWT at the time of acquisition. The assets and liabilities of PWT were recorded at their respective fair value as of the date of acquisition. Since, the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Convertible promissory note	$1,500,000
Total purchase price	$1,500,000

Tangible assets acquired	$1,549,700
Liabilities assumed	(537,113)
$1,012,587
Goodwill	487,413
Total purchase price	$1,500,000

As of March 31, 2016, the Company has not identified any intangible assets other than goodwill. However, the above estimated fair value of the intangible assets of PWT is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

3.	BUSINESS ACQUISITION (Continued)

Proforma results
The following tables set forth the unaudited pro forma results of the Company as if the acquisition of PWT had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Period Ended
March 31, 2015
(unaudited)
Total Revenues	$868,227
Net Income (Loss)	$(820,835)
Basic and Diluted Net Earnings Per Common Share	$(0.01)

4.	CAPITAL STOCK

Preferred Stock

As of March 31, 2016, the Company’s preferred stock consisted of Series A and Series B shares. There were 25,000,000 preferred shares authorized and 11,000 shares outstanding. The shares have a par value of $0.0001 per share. The Series A preferred stock provides for supermajority voting rights to the holder, and the Series B stock is convertible into shares of common stock to the holder.

Common Stock

During the three months ended March 31, 2016, the Company issued 38,505,536 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $314,000, plus interest in the amount of $37,114, based upon conversion prices per share ranging from $0.0085 to $0.0098.

During the three months ended March 31, 2016, the Company issued 13,237,739 shares of common stock for services at fair value of $293,980.

During the three months ended March 31, 2016, the Company issued 4,573,170 shares of common stock for the settlement of a convertible promissory note in an aggregate principal in the amount of $75,000, based upon a conversion price of $0.0164 per share.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

5.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through December 31, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2015, the outstanding principal balance was $2,535,000. During the three months ended March 31, 2016, the Company issued 28,034,948 shares of common stock upon conversion of $225,000 in aggregate principal, plus accrued interest of $37,114. As of March 31, 2016, the Notes had an aggregate remaining balance of $2,205,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,691 during the three months ended March 31, 2016.

On February 24, 2015, the OID Notes with an aggregate remaining principle balance of $273,124, plus accrued interest of $13,334 were amended. The Notes are unsecured convertible promissory notes (the “OID Notes”), that included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. On February 24, 2015, the Notes were amended and have a maturity date of December 31, 2015. The maturity date was subsequently extended to December 31, 2016. The Notes were analyzed under ASC 470 (Extinguishment & Modification of debt) to determine if there was a 10% change between the fair value of the embedded conversion option immediately before and after the modification or exchange. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the convertible note as an extinguishment. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. After the amendment the conversion price changed to the lesser of $0.08 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. On May 19, 2015, a holder of a note with a more favorable term converted a note at a price of $0.02, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes. On March 31, 2016, the Company issued 10,470,588 shares of common stock upon partial conversion of principal in the amount of $89,000, leaving a remaining balance of $184,124.

The Company entered into various unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $1,900,000. As of March 31, 2016, the Company has received advances in the aggregate of $1,300,000. The notes matured between nine and twelve months from the date of issuance of each advance and bears interest at 10% per annum. The Notes were extended and mature on various dates ending on May 31, 2017. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.02 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $56,613 during the three months ended March 31, 2016.

On June 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note meet the criteria of a derivative and was accounted for under ASC 815. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. On February 12, 2016, the Company issued 4,573,171 shares of commons stock upon conversion of $75,000 in principal, leaving a remaining balance of $357,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,266 during the three months ended March 31, 2016.

On March 31, 2016, the Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,245 during the three months ended March 31, 2016.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

6.	DERIVATIVE LIABILITIES

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Risk free interest rate	0.14% - 1.02%
Stock volatility factor	4.72% - 189.09%
Weighted average expected option life	6 months - 2 years
Expected dividend yield	None

The derivative liability recognized in the financial statements as of March 31, 2016 was $7,122,416.

7.	OPTIONS AND WARRANTS

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

Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (5th) anniversary from the effective date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than thirty (30) days nor more than three (3) months after such termination.

With respect to Non-statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

7.	OPTIONS AND WARRANTS (Continued)

During the three months ended March 31, 2016, the Company granted 1,000,000 incentive stock options, and recognized compensation costs of $52,296 based on the fair value of the options vested for the three months ended March 31, 2016.

A summary of the Company’s stock option activity and related information follows:

	March 31, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	119,404,644	$0.43
Granted	1,000,000	$0.02
Exercised	-	-
Forfeited/Expired	(1,200,000)	$0.04
Outstanding, end of period	119,204,644	$0.05
Exercisable at the end of period	74,373,123	$0.05
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of March 31, 2016, was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.19 - 4.20	1,971,978	1,463,124	0.29 - 8.52
$0.41 - 0.44	1,382,666	854,791	7.46
$0.02 - 0.0375	115,850,000	72,059,375	4.52 - 5.00
	119,204,644	74,377,290

As of March 31, 2016, there was no intrinsic value with regards to the outstanding options.

Warrants

During the three months ended March 31, 2016, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	March 31, 2016
		Weighted
		average
		exercise
	Options	price
Outstanding - January 1, 2015	23,297,108	$0.21
Granted	-	-
Exercised	-	-
Forfeited	(412,335)	$0.43
Outstanding - September 30, 2015	22,884,773	$0.20

At March 31, 2016, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	21,763,079	21,763,079	0.02- 2.20
$0.25 - 1.75	841,692	841,692	1.07 - 2.47
$0.90 - 6.90	280,002	280,002	0.08 - 6.63
	22,884,773	22,884,773

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2016

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

Between April 18, 2016 and April 26, 2016 the Company sold, in a private placement, 17,500,000 shares of its common stock to accredited investors for an aggregate consideration of $175,000.

Between April 26, 2016, and May 12, 2016, the Company issued to consultants an aggregate of 15,572,573 shares of the Company’s common stock for services at a fair value of $316,873.

On April 28, 2016, holders of convertible promissory notes converted an aggregate principal and interest amount of $71,211 into an aggregate of 8,377,760 shares of the Company’s common stock.

On May 11, 2016, the Board of Directors of the Company voted to amend a prior agreement dated February 16, 2010 with T. Riggs Eckelberry, the Company’s chief executive officer. The original agreement entitled Mr. Eckelberry to a bonus of up a $40,000 per quarter (up to $160,000 annually) based on meeting certain objectives (the “Original Bonus Process”).  That agreement allowed Mr. Eckelberry to receive a bonus based on partial obtainment of those objectives as well.  On May 16, 2016, the Company and T. Riggs Eckelberry, entered into an agreement pursuant to which the Original Bonus Process was cancelled retroactively to January 1, 2016, cancelling any bonus award for the first Quarter 2016 and pursuant to which Mr. Eckelberry will receive a quarterly bonus of $40,000 (up to $160,000 annually) only if the Company achieved consolidated operating profit for the previous quarter.

On May 12, 2016, the Company entered into Restricted Stock Award Agreements with T. Riggs Eckelberry (“Eckelberry”), a consultant (“Consultant”) and employee of the Company (“Employee”), pursuant to which the Company granted 60,000,000 shares of common stock, par value $0.0001 per share to Eckelberry, 30,000,000 shares of common stock, par value $0.0001 per share to Consultant and 20,000,000 shares of common stock, par value $0.0001 per share to Employee.

On May 12, 2016, the Board approved the issuance of $60,000 in shares of the Company’s common stock to consultants for services in lieu of cash consideration.

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

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have been engaged in business operations since June 2007. We recently moved into the commercialization phase of our business plan having been primarily involved in research, development and licensing activities. On May 1, 2016, we relocated our principal offices to 525 South Hewitt Street, Los Angeles, California 90013. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com.  In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

Strategic Partnership with Cleantech Incubator

On May 3, 2016, OriginClear announced that it had agreed to become a strategic partner of the Los Angeles Cleantech Incubator (LACI), a non-profit organization led by the City of Los Angeles and its Department of Water and Power (LADWP) that helps accelerate the commercialization of clean technologies. OriginClear has also relocated its headquarters to the incubator’s La Kretz Innovation Campus in downtown Los Angeles and intends to support the cleantech community by mentoring entrepreneurs in the newly-formed cluster of water technology startups. OriginClear is a longtime supporter of regional initiatives such as CleanTech Los Angeles, the California Business Alliance for a Clean Economy, and the Sustainable Business Council of Los Angeles.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2016, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Three months of Progressive Water Treatment (PWT) operations were consolidated into the Company’s financial statements for the period ended March 31, 2016. Three months of PWT’s operations were not included in the Company’s financial statements for the period ended March 31, 2015.

	Year Ended
	March 31, 2016	March 31, 2015
Revenue	$1,467,750	$47,570
Cost Of Goods Sold	1,068,427	28,164
Operating Expenses, Depreciation and Amortization	1,401,745	1,234,964

Loss from Operations before Other Income/(Expense)	(1,002,422)	(1,215,558)

Other Income/(Expense)	2,344,423	(473,504)

Net Income/(Loss)	$1,342,001	$(1,689,062)

Revenue and Cost of Sales

For the three months ended March 31, 2016, our revenue for the Company increased by 2,985% to $1,467,750 compared to $47,570 for the three months ended March 31, 2015. Cost of sales for the three months ended March 31, 2016, was $1,068,427 compared to $28,164 for the three months ended March 31, 2015. Revenue and cost of sales increased primarily due to PWT’s inclusion of three months operations.

Our gross profit increased by 1,958% to $399,323 compared to $19,406 for the three months ended March 31, 2016 and 2015, respectively. The gross profit increased primarily due to the inclusion of PWT’s revenue.

Selling and Marketing Expenses

For the three months ended March 31, 2016, we had selling and marketing expenses of $493,510, compared to $413,520 for the three months ended March 31, 2015. Selling and marketing expenses increased primarily due to the inclusion of PWT and the Company’s Hong Kong subsidiary three month activity.

General and Administrative Expenses

General and administrative expenses increased to $686,846, for the three months ended March 31, 2016, compared to $557,618 for the three months ended March 31, 2015. General and administrative expenses increased primarily due to the inclusion of PWT and the Company’s Hong Kong subsidiary three month activity, plus cost incurred for higher professional fees.

Research and Development Cost

Research and development cost for the three months ended March 31, 2016 and 2015, were $210,150 and $259,355, respectively. The decrease in research and development costs was primarily due to the decrease in salaries of $106,779, and a decrease in durable items of $60,399, with an overall increase in consultants and contractors expense of $55,130, and outside services of $71,461.

Other Income and (Expenses)

Other income and (expenses) for the three months ended March 31, 2016 and 2015, were $2,344,423 and $(473,504), respectively. The increase in income was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $2,424,241 and interest expense of $244,941, which includes non-cash amortization of debt discount of $250,257, with an offset by a decrease in commitment fees of $51,697, and fair value of discounted warrants of $149,807.

Net Income/(Loss)

Our net income increased by $3,031,063 to $1,342,001 for the three months ended March 31, 2016, compared to a net loss of $1,689,062 for the three months ended March 31, 2015. The majority of the increase in net income was due primarily to an increase in other income in the amount of $2,817,927, which consisted of non-cash accounts associated with derivatives, an increase in gross profit in the amount of 379, 917, and an increase in total operating expenses of $166,781.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in April, 2016. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At March 31, 2016 and December 31, 2015, we had cash of $249,506 and $695,295, respectively and working capital deficit of $11,211,638 and $13,471,476, respectively.  The decrease in working capital deficit was due primarily to a decrease in cash, prepaid expenses, accounts payable, derivative liabilities, and convertible promissory notes, with an increase in contracts receivable, cost in excess of billing, accrued expenses, and billing in excess of cost.

During the first three months of 2016, we raised an aggregate of $100,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $540,090 for the three months ended March 31, 2016, compared to $802,736 for the prior period ended March 31, 2015. The decrease in cash used in operating activities was due to the net decrease in research and development, with an increase in general and administrative expenses.

Net cash flows used in investing activities was $5,699 for the three months ended March 31, 2016, as compared to $8,301 for the prior period ended March 31, 2015. The net decrease in cash used in investing activities was due to less equipment purchased in the current period.

Net cash flows provided by financing activities was $100,000 for the three months ended March 31, 2016, as compared to $1,091,181 for the prior period ended March 31, 2015. The decrease in cash provided by financing activities was due to a decrease in debt and equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Additional Information

On May 11, 2016, the Board of Directors of the Company voted to amend a prior agreement dated February 16, 2010 with T. Riggs Eckelberry, the Company’s chief executive officer. The original agreement entitled Mr. Eckelberry to a bonus of up a $40,000 per quarter (up to $160,000 annually) based on meeting certain objectives (the “Original Bonus Process”).  That agreement allowed Mr. Eckelberry to receive a bonus based on partial obtainment of those objectives as well.  On May 16, 2016, the Company and T. Riggs Eckelberry, entered into an agreement pursuant to which the Original Bonus Process was cancelled retroactively to January 1, 2016, cancelling any bonus award for the first Quarter 2016 and pursuant to which Mr. Eckelberry will receive a quarterly bonus of $40,000 (up to $160,000 annually) only if the Company achieved consolidated operating profit for the previous quarter. In exchange for canceling the Original Bonus Process including the cancellation of any Q1, 2016 bonus, the agreement provides for an increase in Mr. Eckelberry’s salary by $100,000 per annum, effective May 16, 2016. The amendment to Mr. Eckelberry’s compensation has resulted in savings of up to $60,000 through May 15, 2016 and will continue to save the Company $5,000 per month beginning May 16, 2016 until consolidated operating profit is achieved.

On May 12, 2016, the Company entered into Restricted Stock Award Agreements with T. Riggs Eckelberry (“Eckelberry”), a consultant (“Consultant”) and an employee (“Employee”), pursuant to which the Company granted 60,000,000 shares of common stock, par value $0.0001 per share to Eckelberry, 30,000,000 shares of common stock, par value $0.0001 per share to Consultant and 20,000,000 shares of common stock, par value $0.0001 per share to Employee.

On May 12, 2016, the Company issued to consultants an aggregate of 14,000,000 shares of the Company’s common stock for services at a fair value of $284,200.

On May 12, 2016, the Board approved the issuance of $60,000 in shares of the Company’s common stock to consultants for services in lieu of cash consideration.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO") of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures", as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our annual report filing for the year ended December 31, 2015, there was a material weakness in the Company's internal control over financial reporting due to the fact that the Company had a lack of segregation of duties and failure to implement accounting controls of acquired businesses. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
10.1	Letter Agreement between OriginClear, Inc. and T. Riggs Eckelberry
10.2	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

Date: May 16, 2016	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer (Principal Accounting and Financial Officer)

