Form 10-Q
period 2016-06-30
ORIGINCLEAR, INC.
filed 2016-08-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2016, there were 464,808,081 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1 Financial Statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$429,519	$695,295
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	609,138	1,066,223
Cost in excess of billing	653,583	16,748
Other receivable	-	100,000
Work in progress	94,849	95,366
Prepaid expenses	27,350	30,477

TOTAL CURRENT ASSETS	1,814,439	2,004,109

NET PROPERTY AND EQUIPMENT	180,385	197,257

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	682,145	487,447
Trademark	4,467	4,467
Security deposit	3,500	9,650

TOTAL OTHER ASSETS	709,650	521,102

TOTAL ASSETS	$2,704,474	$2,722,468

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$625,100	$604,393
Accrued expenses	589,160	487,734
Billing in excess of cost	146,857	503,718
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	-	150,000
Derivative liabilities	4,025,029	9,317,475
Convertible promissory notes, net of discount of $405,748 and $161,863, respectively	4,031,320	4,278,315

Total Current Liabilities	9,551,416	15,475,585

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized 0 shares of Series A issued and outstanding, respectively	-	-
10,000 shares of Series B issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 2,500,000,000 shares authorized 423,855,914 and 232,588,828 shares issued and outstanding, respectively	42,384	23,258
Preferred treasury stock, 1,000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	48,590,593	46,307,448
Accumulated other comprehensive loss	(63)	(47)
Accumulated deficit	(55,479,857)	(59,083,777)

TOTAL SHAREHOLDERS' DEFICIT	(6,846,942)	(12,753,117)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,704,474	$2,722,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales	$1,833,709	$88,710	$3,301,460	$136,280

Cost of Goods Sold	1,256,977	58,130	2,325,403	86,294

Gross Profit	576,732	30,580	976,057	49,986

Operating Expenses
Selling and marketing expenses	622,561	734,698	1,116,070	1,148,218
General and administrative expenses	543,938	590,703	1,230,784	1,148,321
Research and development	130,624	201,386	340,775	460,742
Depreciation and amortization expense	11,331	4,700	22,570	9,171

Total Operating Expenses	1,308,454	1,531,487	2,710,199	2,766,452

Loss from Operations	(731,722)	(1,500,907)	(1,734,142)	(2,716,466)

OTHER INCOME(EXPENSE)
Loss on sale of asset	-	(1,552)	-	(1,552)
Fair value of discounted warrants	-	149,807	-	-
Fair value of financing cost	-	(143,172)	-	(143,172)
Gain on net change in derivative liability	3,227,435	133,783	5,773,874	308,740
Commitment fee	-	-	-	(51,697)
Interest expense	(233,796)	(417,739)	(435,812)	(864,696)

TOTAL OTHER INCOME (EXPENSE)	2,993,639	(278,873)	5,338,062	(752,377)

NET INCOME (LOSS)	$2,261,917	$(1,779,780)	$3,603,920	$(3,468,843)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.01)	$0.01	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	332,978,642	132,818,686	295,090,490	119,701,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2015	11,000	$1	232,588,828	$23,258	$46,307,448	$(47)	$(59,083,777)	$(12,753,117)

Common stock issuance for cash	-	-	80,400,000	8,040	795,960	-	-	804,000

Common stock issuance for conversion of debt	-	-	70,740,182	7,074	621,608	-	-	628,682

Common stock issued at fair value for services	-	-	40,126,904	4,012	744,589	-	-	748,601

Stock compensation cost	-	-	-	-	104,217	-	-	104,217

Beneficial conversion feature	-	-	-	-	16,771	-	-	16,771

Accumulated comprehensive loss	-	-	-	-	-	(16)	-	(16)

Net income for the six months ended June 30, 2016	-	-	-	-	-	-	3,603,920	3,603,920

Balance at June 30, 2016 (unaudited)	11,000	$1	423,855,914	$42,384	$48,590,593	$(63)	$(55,479,857)	$(6,846,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$3,603,920	$(3,468,843)
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	22,570	9,171
Common stock and warrants issued for services	748,601	739,090
Stock and warrant compensation expense	104,217	89,747
Gain on net change in valuation of derivative liability	(5,773,874)	(165,568)
Debt discount and original issue discount recognized as interest expense	254,314	701,181
Loss on sale of asset	-	1,552
Non cash commitment fee expense	-	51,697
Accumulated comprehensive loss	16	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Contracts receivable	457,085	-
Cost in excess of billing	(636,835)	-
Other receivable	(94,732)
Prepaid expenses	3,127	(37,265)
Work in progress	517	(37,486)
Other asset	6,150	597
Increase (Decrease) in:
Accounts payable	451,602	252,300
Accrued expenses	171,106	144,848
Billing in excess of cost	(356,861)	-
Deferred income	(150,000)	(6,304)

NET CASH USED IN OPERATING ACTIVITIES	(1,189,077)	(1,725,283)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,699)	(11,082)

CASH USED IN INVESTING ACTIVITIES	(5,699)	(11,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	125,000	1,415,000
Proceeds for issuance of common stock	804,000	303,680

NET CASH PROVIDED BY FINANCING ACTIVITIES	929,000	1,718,680

NET DECREASE IN CASH	(265,776)	(17,685)

CASH BEGINNING OF PERIOD	695,295	198,384

CASH END OF PERIOD	$429,519	$180,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,634	$452
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$430,896	$-
Beneficial conversion feature on convertible note	$16,771	$-
Common stock issued for supplemental shares	$-	$51,697
Common stock issued for conversion of debt	$628,682	$980,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., (PWT) and OriginClear Company, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

SIX MONTHS ENDED JUNE 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of June 30, 2016 and 2015, respectively. The net contract receivable balance was $609,138 and $0 at June 30, 2016 and 2015, respectively, due to the acquisition of PWT.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$4,025,029	$-	$-	$4,025,029

Total liabilities measured at fair value	$4,025,029	$-	$-	$4,025,029

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2016	$9,317,475
Fair value of derivative liabilities issued	481,428
Gain on conversion of debt and change in derivative liability	(5,773,874)
Ending balance as of June 30, 2016	$4.025.029

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Income (Loss) per Share Calculations

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted income (loss) per share is the same as the basic income (loss) per share for the six months ended June 30, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect.

For the six months ended June 30, 2016, the Company has excluded 74,865,478 stock options, 17,897,593 common stock purchase warrants outstanding, and $4,437,068 in convertible notes, which are convertible into shares of common stock, because their impact on the loss per share is anti-dilutive. No restricted stock grants were vested during the period.

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

The consolidated financial statements include all accounts of the entities at June 30, 2016.

		Date of incorporation or
Name of consolidated	State or other jurisdiction	formation (date of acquisition	Attributable interest
subsidiary or entity	of incorporation or organization	if applicable	at June 30, 2016

OriginClear (HK) Ltd.	Hong Kong	December 31, 2014	100%
Progressive Water Treatment	Texas	October 1, 2015	100%

All inter-company balances and transactions have been eliminated.

Foreign Currency Matters

We adopted ASC Topic 830 – Foreign Currency Matters, which relates to translating the records of a foreign subsidiary from its functional currency into the reporting currency. The records are in conformity with generally accepted accounting principles (GAAP). The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. During the six months ended June 30, 2016, the foreign currency translation adjustments resulted in a loss of $16.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

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

Convertible promissory note	$1,500,000
Total purchase price	$1,500,000

Tangible assets acquired	$1,549,700
Liabilities assumed	(731,845)
$817,855
Goodwill	682,145
Total purchase price	$1,500,000

As of June 30, 2016, the Company has not identified any intangible assets other than goodwill. However, the above estimated fair value of the intangible assets of PWT is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Proforma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of PWT had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Period Ended
June 30, 2015
(unaudited)
Total Revenues	$2,774,664
Net Income (Loss)	$(2,469,296)
Basic and Diluted Net Earnings Per Common Share	$(0.029)

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

4.	CAPITAL STOCK

Preferred Stock

As of June 30, 2016, the Company’s preferred stock consisted of Series A and Series B shares. There were 25,000,000 preferred shares authorized and 11,000 shares outstanding. The shares have a par value of $0.0001 per share. The Series A preferred stock provides for supermajority voting rights to the holder, and the Series B stock is convertible into shares of common stock to the holder.

Common Stock

During the six months ended June 30, 2016, the Company issued 70,740,182 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $559,000, plus interest in the amount of $69,682, based upon conversion prices per share ranging from $0.0055 to $0.0098.

During the six months ended June 30, 2016, the Company issued 40,126,904 shares of common stock for services at fair value of $748,601.

During the six months ended June 30, 2016, the Company issued 80,400,000 shares of common stock for cash in the amount of $804,000 for the purchase of shares of commons stock at a price of $0.01 per share.

5.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through July, 2017. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2015, the outstanding principal balance was $2,535,000. During the six months ended June 30, 2016, the Company issued 55,696,423 shares of common stock upon conversion of $395,000 in aggregate principal, plus accrued interest of $69,691. As of June 30, 2016, the Notes had an aggregate remaining balance of $2,140,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,691 during the six months ended June 30, 2016.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

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

The Company entered into various unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $1,900,000. As of June 30, 2016, the Company has received advances in the aggregate of $1,325,000. The notes matured between nine and twelve months from the date of issuance of each advance and bears interest at 10% per annum. The Notes were extended and mature on various dates ending on May 31, 2017. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.02 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $83,658 during the six months ended June 30, 2016.

On June 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note meet the criteria of a derivative and was accounted for under ASC 815. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. On February 12, 2016, the Company issued 4,573,171 shares of commons stock upon conversion of $75,000 in principal, leaving a remaining balance of $357,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $107,124 during the six months ended June 30, 2016.

On March 31, 2016, the Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which will be amortized over the life of the note and recognized as interest expense in the financial statements. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $61,841 during the six months ended June 30, 2016.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used Black Scholes option valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

Risk free interest rate	0.14% - 1.02%
Stock volatility factor	4.72% - 189.09%
Weighted average expected option life	6 months - 2 years
Expected dividend yield	None

The derivative liability recognized in the financial statements as of June 30, 2016 was $4,025,029.

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK (Continued)

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

During the six months ended June 30, 2016, the Company granted 1,000,000 incentive stock options, and recognized compensation costs of $104,217 based on the fair value of the options vested for the six months ended June 30, 2016.

A summary of the Company’s stock option activity and related information follows:

	June 30, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	119,404,644	$0.05
Granted	1,000,000	$0.02
Exercised	-	-
Forfeited/Expired	(6,474,999)	$0.06
Outstanding, end of period	113,929,645	$0.05
Exercisable at the end of period	74,865,478	$0.04
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of June 30, 2016, was as follows:

Exercisable Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Remaining Contractual Life (years)
$0.19 - 4.20	1,846,979	1,443,020	0.04 - 8.27
$0.41 - 0.44	1,132,666	778,708	7.21
$0.02 - 0.0375	110,950,000	72,643,750	4.27 - 4.75
	113,929,645	74,865,478

As of June 30, 2016, there was no intrinsic value with regards to the outstanding options.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK (Continued)

Restricted Stock

CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 60,000,000 shares of the Company’s common stock, with a fair value of $1,218,000 to the CEO, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue 30,000,000 shares of common stock; b.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period, the Company will issue 30,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

A summary of the restricted stock issuances to the executive officer is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	0	$0
Granted	60,000,000	0.0203
Vested	0	0
Forfeited	0	0
Unvested share balance, June 30, 2016	60,000,000	$0.0203

Employees

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 20,000,000 shares of the Company’s common stock, with a fair value of $406,000 to the employee, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of common stock; b.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 30,000,000 shares of the Company’s common stock, with a fair value of $609,000 to the employee, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue 15,000,000 shares of common stock; b.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period, the Company will issue 15,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

A summary of the restricted stock issuances to the employees is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance, January 1, 2016	0	$0
Granted	50,000,000	0.0203
Vested	0	0
Forfeited	0	0
Unvested share balance, June 30, 2016	50,000,000	$0.0203

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2016

7.	OPTIONS, WARRANTS, AND RESTRICTED STOCK (Continued)

Warrants

During the six months ended June 30, 2016, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	June 30, 2016
	Options	Weighted average exercise price
Outstanding - January 1, 2016	23,297,108	$0.21
Granted	-	-
Exercised	-	-
Forfeited	(5,399,515)	$0.05
Outstanding - June 30, 2016	17,897,593	$0.24

  At June 30, 2016, the weighted average remaining contractual life of warrants outstanding:

Exercisable Prices	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 - 0.65	16,809,233	16,809,233	0.08- 1.95
$0.25 - 1.75	841,692	841,692	0.82 - 2.22
$0.90 - 6.90	246,668	246,668	0.21 - 6.38
	17,897,593	17,897,593

8.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

In connection with certain one-time make good agreements, between July 8, 2016 and August 12, 2016, the Company issued an aggregate of 23,649,134 shares of its common stock to certain holders of its common stock.

Between July 15, 2016 and August 10, 2016 the Company issued to consultants and one employee an aggregate of 15,303,033 shares of the Company’s common stock in lieu of cash consideration.

On August 10, 2016, the Company issued to two members of the Board of Directors an aggregate of 2,000,000 shares of the Company’s common stock for services in lieu of cash consideration.

On August 10, 2016, the Company entered into Restricted Stock Award Agreements with T. Riggs Eckelberry (“Eckelberry”), a consultant (“Consultant”) and employee of the Company (“Employee”), pursuant to which the Company granted 60,000,000 shares of common stock, par value $0.0001 per share to Eckelberry, 10,000,000 shares of common stock, par value $0.0001 per share to Consultant and 10,000,000 shares of common stock, par value $0.0001 per share to Employee. Shares issued are subject to related vesting terms.

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

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have been engaged in business operations since June 2007. We recently moved into the commercialization phase of our business plan having been primarily involved in research, development and licensing activities. Our principal offices are located at 525 S. Hewitt St., Los Angeles, California 90013. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com.  In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

Overview of Business

OriginClear is a leading provider of water treatment solutions and the developer of a breakthrough water cleanup technology. Through its wholly owned subsidiaries, OriginClear provides systems and services to treat water in a wide range of industries, such as municipal, pharmaceutical, semiconductors, industrial, and oil & gas. To rapidly grow this segment of the business, we strategically acquire profitable and well-managed water treatment companies, which allow us to expand our global market presence and technical expertise. To enable a new era of clean and socially responsible water treatment solutions, we invented Electro Water Separation™, a breakthrough high-speed water cleanup technology using multi-stage electrochemistry that we license worldwide to water treatment equipment manufacturers. Water is our most valuable resource, and the mission of The OriginClear Group™ is to improve the quality of water and help return it to its original and clear condition.

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

Progressive Water Treatment

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first company in The OriginClear Group. PWT is profitable and is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,831,788 in 2015, of which $773,699 was included in the consolidated financial statements for period ending December 31, 2015. For the first six months of 2016, PWT reported revenue of $3,133,218 which is included in the consolidated financial statements ending June 30, 2016.

PWT’s Business

Since 1995, Progressive Water Treatment, Inc. of McKinney, Texas has been designing and manufacturing a complete line of water treatment systems for municipal, industrial and pure water applications. Known as an OEM (Original Equipment Manufacturer), PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA technology that it integrates into turnkey systems that it designs and builds. The Company also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment in contracts of varying duration. Customers are primarily served in the United States and Canada, with the Company’s reach extending worldwide from Japan to Argentina to the Middle East. As OriginClear’s technology matures and enters commercial distribution channels, PWT intends to integrate it into applicable field situations, such as clarifying very oily, turbid water prior to processing with filters and membranes.

OriginClear is currently in discussions for additional, accretive acquisitions of companies specializing in complementary markets and applications.

Technology Licensing

For its first eight years of existence, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the Company established the OriginClear Technologies division, operating in parallel to the OriginClear Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear Technologies Inc, (previously OriginClear (HK)), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with OriginClear Group’s acquisition of profitable water treatment companies.

The Technology

OriginClear is the proprietary developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The EWS technology remains an efficient mechanism for the concentration of live algae cells from water. The electro-chemical process was then extended, first to cleaning up oil and gas waste water and most recently, to industrial, agricultural and urban effluents. EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes such as Ultra Filtration or Reverse Osmosis must do, therefore enabling more cost-efficient and high-volume water cleanup overall.

EWS, combined with an iSep ultrafiltration membrane, has demonstrated up to a 99.9% removal of dispersed oil, 99.5% removal of suspended solids as well as successful treatment of chemical oxygen demand (COD), including specific contaminants such as ammonia, phosphorus and hydrogen sulfide. These results were presented at the International Water Conference in 2015.

In March of 2016, OriginClear announced that it had successfully developed and proved Advanced Oxidation as the last stage of EWS. University laboratory tests have shown that EWS with Advanced Oxidation (EWS:AOx™) can now extract certain dissolved contaminants, which are otherwise difficult to remove without chemicals such as chlorine. Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements. In 2016, OriginClear filed for a patent to protect the new AOx process and system configuration. Our technology integrates easily with other industry processes and we have begun to embed our technology into larger systems through licensing and joint ventures.

Additional Information

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

Between July 15, 2016 and August 10, 2016, the Company issued to consultants and one employee an aggregate of 15,303,033 shares of the Company’s common stock for services in lieu of cash consideration.

In connection with certain one-time make good agreements, between July 22, 2016 and August 12, 2016, the Company issued an aggregate of 18,778,224 shares of its common stock to certain holders of its common stock.

On August 10, 2016, the Company issued to two members of the Board of Directors an aggregate of 2,000,000 shares of the Company’s common stock for services in lieu of cash consideration.

On August 10, 2016, the Company entered into Restricted Stock Award Agreements with a consultant (“Consultant”) and an employee of the Company (“Employee”), pursuant to which the Company granted 10,000,000 shares of common stock, par value $0.0001 per share to Consultant and 10,000,000 shares of common stock, par value $0.0001 per share to Employee.

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

The following disclosure would have been otherwise filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement and “Item 3.02 Unregistered Sales of Equity Securities”.

On August 10, 2016, the Company entered into a Restricted Stock Award Agreement with T. Riggs Eckelberry, the Company’s Chief Executive Officer, Secretary Treasurer, President, Acting Chief Financial Officer and Chairman of the Board of Directors, pursuant to which the Company granted 60,000,000 shares of common stock, par value $0.0001 per share to Mr. Eckelberry.

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

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On August 12, 2016, the Company filed a Certificate of Amendment with the State of Nevada to increase the number of authorized shares of its common stock to 5,000,000,000, from 2,500,000,000. The par value of the Company’s common stock continues to be $0.0001 per share and the Company continues to have 25,000,000 shares of preferred stock, par value $0.0001 designated for issuance.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2016, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue and Cost of Sales

For the three months ended June 30, 2016, our revenue for the Company increased by 1,967% to $1,833,709 compared to $88,710 for the three months ended June 30, 2015. Cost of sales for the three months ended June 30, 2016, was $1,256,977 compared to $58,130 for the three months ended June 30, 2015. Revenue and cost of sales increased primarily due to PWT’s inclusion of three months operations.

Our gross profit increased by 1,786% to $576,732 compared to $30,580 for the three months ended June 30, 2016 and 2015, respectively. The gross profit increased primarily due to the inclusion of PWT’s revenue.

Selling and Marketing Expenses

For the three months ended June 30, 2016, we had selling and marketing expenses of $622,561, compared to $734,698 for the three months ended June 30, 2015. Selling and marketing expenses decreased primarily due to overall expense reduction efforts.

General and Administrative Expenses

General and administrative expenses decreased to $543,938, for the three months ended June 30, 2016, compared to $590,703 for the three months ended June 30, 2015. General and administrative expenses decreased primarily due to overall expense reduction efforts.

Research and Development Cost

Research and development cost for the three months ended June 30, 2016 and 2015, were $130,624 and $201,386, respectively.  The decrease in research and development costs was primarily due to the decrease in salaries of $89,578, with an overall increase in other research and development costs of $18,816.

Other Income and (Expenses)

Other income and (expenses) for the three months ended June 30, 2016 and 2015, were $2,993,639 and $(278,873), respectively. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $3,093,652, with an offset by a decrease in the fair value of discounted warrants of $149,807, a decrease in gain on sale of asset of $1,552 and a decrease in interest expense of $183,943, which includes amortization of debt discount of $196,611.

Net Income/(Loss)

Our net income increased by $4,041,697 to $2,261,917 for the three months ended June 30, 2016, compared to a net loss of $1,779,780 for the three months ended June 30, 2015. The majority of the increase in net income was due primarily to an increase in other income and (expenses), which consisted of non-cash accounts associated with derivatives, an increase in gross profit, and a decrease in total operating expenses.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue and Cost of Sales

For the six months ended June 30, 2016, our revenue for the Company increased by 2,323% to $3,301,460 compared to $136,280 for the six months ended June 30, 2015. Cost of sales for the six months ended June 30, 2016, was $2,325,403 compared to $86,294 for the six months ended June 30, 2015. Revenue and cost of sales increased primarily due to PWT’s inclusion of six months operations.

Our gross profit increased by 1,853% to $976,057 compared to $49,986 for the six months ended June 30, 2016 and 2015, respectively. The gross profit increased primarily due to the inclusion of PWT’s revenue.

Selling and Marketing Expenses

For the six months ended June 30, 2016, we had selling and marketing expenses of $1,116,070, compared to $1,148,218 for the six months ended June 30, 2015. Selling and marketing expenses decreased primarily due to overall expense reduction efforts.

General and Administrative Expenses

General and administrative expenses increased to $1,230,784, for the six months ended June 30, 2016, compared to $1,148,321 for the six months ended June 30, 2015. General and administrative expenses increased primarily due to PWT’s inclusion of six months operations.

Research and Development Cost

Research and development cost for the six months ended June 30, 2016 and 2015, were $340,775 and $460,742, respectively.  The decrease in research and development costs was primarily due to the decrease in salaries of $192,681, with an overall increase in other research and development costs of $72,714.

Other Income and (Expenses)

Other income and (expenses) for the six months ended June 30, 2016 and 2015, were $5,338,062 and $(752,377), respectively. The increase was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $5,465,134, offset by a decrease in gain on sale of asset of $1,552, a decrease in commitment fees of $51,697, and a decrease in interest expense of $428,884, which includes amortization of debt discount of $446,868.

Net Income/(Loss)

Our net income increased by $7,072,763 to $3,603,920 for the six months ended June 30, 2016, compared to a net loss of $3,468,843 for the six months ended June 30, 2015. The majority of the increase in net income was due primarily to an increase in other income and (expenses), which consisted of non-cash accounts associated with derivatives, an increase in gross profit, and a decrease in total operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the three months ending June 30, 2016. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At June 30, 2016 and December 31, 2015, we had cash of $429,519 and $695,295, respectively and working capital deficit of $7,736,977 and $13,471,476, respectively.  The decrease in working capital deficit was due primarily to a decrease in cash, prepaid expenses, derivative liabilities, contracts receivable and convertible promissory notes, with an increase in cost in excess of billing and accrued expenses.

During the first six months of 2016, we raised an aggregate of $125,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,189,077 for the six months ended June 30, 2016, compared to $1,725,283 for the prior period ended June 30, 2015. The decrease in cash used in operating activities was due to the net decrease in research and development offset by an increase in general and administrative expenses.

Net cash flows used in investing activities was $5,699 for the six months ended June 30, 2016, as compared to $11,082 for the prior period ended June 30, 2015. The net decrease in cash used in investing activities was due to less equipment purchased in the current period.

Net cash flows provided by financing activities was $929,000 for the six months ended June 30, 2016, as compared to $1,718,680 for the prior period ended June 30, 2015. The decrease in cash provided by financing activities was due to a decrease in debt financing offset by an increase in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this review report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first six months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016
10.1	Form of Restricted Stock Award Between OriginClear, Inc. and T. Riggs Eckelberry
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2016	ORIGINCLEAR, INC.

	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)

