Form 10-Q
period 2016-09-30
ORIGINCLEAR, INC.
filed 2016-11-14
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2016, there were 667,749,592 shares of common stock, par value $0.0001, issued and outstanding.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$867,661	$695,295
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	391,035	1,066,223
Cost in excess of billing	29,702	16,748
Other receivable	-	100,000
Work in progress	94,848	95,366
Prepaid expenses	28,680	30,477

TOTAL CURRENT ASSETS	1,411,926	2,004,109

NET PROPERTY AND EQUIPMENT	169,054	197,257

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	682,145	487,447
Trademark	4,467	4,467
Security deposit	3,500	9,650

TOTAL OTHER ASSETS	709,650	521,102

TOTAL ASSETS	$2,290,630	$2,722,468

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$473,081	$604,393
Accrued expenses	649,197	487,734
Billing in excess of cost	28,977	503,718
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	-	150,000
Derivative liabilities	12,189,026	9,317,475
Convertible promissory notes, net of discount of $717,523 and $161,863, respectively	3,286,545	4,278,315

Total Current Liabilities	16,760,776	15,475,585

Long Term Liabilities
Convertible promissory notes	210,000	-

Total Long Term Liabilities	210,000	-

Total Liabilities	16,970,776	15,475,585

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized 1,000 shares of Series A issued and outstanding, respectively	-	-
10,000 shares of Series B issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 2,500,000,000 shares authorized 598,617,591 and 232,588,828 shares issued and outstanding, respectively	59,861	23,258
Preferred treasury stock,1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	50,071,887	46,307,448
Accumulated other comprehensive loss	(64)	(47)
Accumulated deficit	(64,811,831)	(59,083,777)

TOTAL SHAREHOLDERS' DEFICIT	(14,680,146)	(12,753,117)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,290,630	$2,722,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales	$1,019,919	$4,000	$4,321,378	$140,280

Cost of Goods Sold	574,105	-	2,899,507	86,294

Gross Profit	445,814	4,000	1,421,871	53,986

Operating Expenses
Selling and marketing expenses	303,496	467,991	1,419,566	1,616,209
General and administrative expenses	629,455	552,167	1,860,239	1,700,488
Research and development	106,259	131,483	447,034	592,225
Depreciation and amortization expense	11,331	4,227	33,902	13,397

Total Operating Expenses	1,050,541	1,155,868	3,760,741	3,922,319

Loss from Operations	(604,727)	(1,151,868)	(2,338,870)	(3,868,333)

OTHER (EXPENSE) INCOME
Loss on sale of asset	-	-	-	(1,552)
Foreign exchange (loss)	(6)	-	(6)	-
Fair value of debt financing cost	157,677	-	(210,439)	(143,172)
Commitment fees	(787,971)	-	(787,971)	(51,697)
Loss on net change in derivative liability	(7,575,427)	(2,324,532)	(1,748,791)	(2,015,792)
Interest expense	(206,164)	(417,605)	(641,977)	(1,282,302)

TOTAL OTHER (EXPENSE) INCOME	(8,411,891)	(2,742,137)	(3,389,184)	(3,494,515)

NET LOSS	$(9,016,618)	$(3,894,005)	$(5,728,054)	$(7,362,848)

BASIC DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.02)	$(0.03)	$(0.01)	$(0.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	480,345,025	152,957,321	407,561,386	135,875,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2015	11,000	$1	232,588,828	$23,258	$46,307,448	$(47)	$(59,083,777)	$(12,753,117)

Common stock issuance for cash	-	-	96,321,672	9,632	953,585	-	-	963,217

Common stock issuance for conversion of debt	-	-	123,247,474	12,325	865,715	-	-	878,040

Common stock issued at fair value for services	-	-	65,013,845	6,501	993,430	-	-	999,931

Common stock issuance of make good shares	-	-	81,445,772	8,145	779,826	-	-	787,971

Stock compensation cost	-	-	-	-	155,112	-	-	155,112

Beneficial conversion feature	-	-	-	-	16,771	-	-	16,771

Accumulated comprehensive loss	-	-	-	-	-	(17)	-	(17)

Net income for the nine months ended September 30, 2016	-	-	-	-	-	-	(5,728,054)	(5,728,054)

Balance at September 30, 2016 (unaudited)	11,000	$1	598,617,591	$59,861	$50,071,887	$(64)	$(64,811,831)	$(14,680,146)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,728,054)	$(7,362,848)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33,902	13,397
Common stock and warrants issued for services	999,931	1,004,659
Stock and warrant compensation expense	155,112	134,621
Loss on net change in valuation of derivative liability	1,748,791	2,015,792
Fair value of debt financing cost	210,439	143,172
Debt discount and original issue discount recognized as interest expense	373,434	1,022,605
Commitment fees	787,971	51,697
Loss on sale of asset	-	1,552
Accumulated comprehensive loss	(17)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Contracts receivable	675,188	-
Cost in excess of billing	(12,954)	-
Other receivable	100,000	-
Prepaid expenses	1,797	9,015
Work in progress	518	(8,997)
Other asset	(188,548)	597
Increase (Decrease) in:
Accounts payable	299,584	394,518
Accrued expenses	257,501	223,729
Billing in excess of cost	(474,741)	-
Deferred income	(150,000)	6,420

NET CASH USED IN OPERATING ACTIVITIES	(910,146)	(2,350,071)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,699)	(45,168)

CASH USED IN INVESTING ACTIVITIES	(5,699)	(45,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	125,000	1,815,000
Contributions made by Non-controlling interest	-	100,000
Proceeds for issuance of common stock	963,217	1,220,732

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,088,217	3,135,732

Foreign currency effect on cash flow	(6)	(14)

NET INCREASE IN CASH	172,366	740,479

CASH BEGINNING OF PERIOD	695,295	198,384

CASH END OF PERIOD	$867,661	$938,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,199	$548
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$430,896	$432,048
Beneficial conversion feature on convertible note	$16,771	$-
Common stock issued for supplemental shares	$787,971	$51,697
Common stock issued for conversion of debt	$878,040	$1,148,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

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

NINE MONTHS ENDED SEPTEMBER 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of September 30, 2016 and 2015, respectively. The net contract receivable balance was $391,035 and $0 at September 30, 2016 and 2015, respectively, due to the acquisition of PWT.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the balances reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$12,189,026	$-	$-	$12,189,026

Total liabilities measured at fair value	$12,189,026	$-	$-	$12,189,026

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2016	$9,317,475
Fair value of derivative liabilities issued	1,122,760
Loss on conversion of debt and change in derivative liability	1,748,791
Ending balance as of September 30, 2016	$12,189,026

Loss per Share Calculations

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For the nine months ended September 30, 2016, the Company has excluded 113,916,311 stock options, 17,824,259 common stock purchase warrants outstanding, and $4,214,068 convertible notes that are convertible into shares of common stock, because their impact on the loss per share is anti-dilutive.

For the nine months ended September 30, 2015, the Company has excluded 3,954,644 stock options, 23,749,549 common stock purchase warrants outstanding, and $4,741,858 convertible notes that are convertible into shares of common stock, because their impact on the loss per share is anti-dilutive.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, and common stock issued for services, among other items. Actual results could differ from these estimates.

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

The consolidated financial statements include all accounts of the entities at September 30, 2016.

		Date of incorporation or
Name of consolidated	State or other jurisdiction	formation (date of acquisition	Attributable interest
subsidiary or entity	of incorporation or organization	if applicable	at September 30, 2016

OriginClear (HK) Ltd.	Hong Kong	December 31, 2014	100%
Progressive Water Treatment	Texas	October 1, 2015	100%

All inter-company balances and transactions have been eliminated.

Foreign Currency Matters

We adopted ASC Topic 830 – Foreign Currency Matters, which relates to translating the records of a foreign subsidiary from its functional currency into the reporting currency. The records are in conformity with generally accepted accounting principles (GAAP). The financial position and results of operations of the Company’s foreign subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. During the nine months ended September 30, 2016, the foreign currency translation adjustments resulted in a loss of $17.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Recently Issued Accounting Pronouncements

In March 2016, FASB issued accounting standards update ASU-2016-09, “Compensation –Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payments award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the impact of the adoption of ASU 2016-9 on the Company’s financial statements.

In March 2016, FASB issued accounting standards update ASU-2016-06, “Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments”. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. U.S. GAAP provides specific guidance for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance states that for contingent call (put) options to be considered clearly and closely related, they can be indexed only to interest rates or credit risk. Public companies must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-06 on the Company’s financial statements.

In May 2016, FASB issued accounting standards update ASU-2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same time Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

3.	BUSINESS ACQUISITION (Continued)

Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. The Series B Preferred Stock is entitled to vote with the holders of the Company’s common stock on all corporate actions, including the election of the Company’s directors. The holders of the Series B Preferred Stock are entitled to cast one vote for each share of Series B Preferred Stock owed. This brief description of the Certificate of Designation is only a summary of the material terms.

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

As of September 30, 2016, the Company has not identified any intangible assets other than goodwill. However, the above estimated fair value of the intangible assets of PWT is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Proforma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of PWT had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Period Ended
9/30/2015
(unaudited)
Total Revenues	$4,198,368
Net Income (Loss)	$(7,244,377)
Basic and Diluted Net Loss Per Common Share	$(0.054)

4.	CAPITAL STOCK

Preferred Stock

As of September 30, 2016, the Company’s preferred stock consisted of Series A and Series B shares. There were 25,000,000 preferred shares authorized and 11,000 shares outstanding. The shares have a par value of $0.0001 per share. The Series A preferred stock provides for supermajority voting rights to the holder and the Series B stock is convertible into shares of common stock to the holder.

Common Stock

During the nine months ended September 30, 2016, the Company issued 123,247,474 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $782,000, plus interest in the amount of $96,040, based upon conversion prices per share ranging from $0.0047 to $0.0098.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

4.	CAPITAL STOCK (Continued)

During the nine months ended September 30, 2016, the Company issued 65,013,845 shares of common stock for services at fair value of $999,931.

During the nine months ended September 30, 2016, the Company issued 96,321,672 shares of common stock for cash in the amount of $963,217 for the purchase of shares of commons stock at a price of $0.01 per share.

During the nine months ended September 30, 2016, the Company issued 81,445,772 shares of common stock for make good shares at fair value of $787,971.

5.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and nine months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through January 25, 2016. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.06 to $0.14 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes. The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum. In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. As of December 31, 2015, the outstanding principal balance was $2,535,000. During the nine months ended September 30, 2016, the Company issued 93,866,797 shares of common stock upon conversion of $518,000 in aggregate principal, plus accrued interest of $96,040. As of September 30, 2016, the Notes had an aggregate remaining balance of $2,017,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,691 during the nine months ended September 30, 2016.

On February 24, 2015, the unsecured convertible promissory notes (the “OID Notes”), with an aggregate remaining principle balance of $273,124, plus accrued interest of $13,334 were amended. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. On February 24, 2015, the Notes were amended and have a maturity date of December 31, 2015. The Notes were analyzed under ASC 470 (Extinguishment & Modification of debt) to determine if there was a 10% change between the fair value of the embedded conversion option immediately before and after the modification or exchange. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the convertible note as an extinguishment. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. After the amendment the conversion price changed to the lesser of $0.08 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. On May 19, 2015, a holder of a note with a more favorable term converted a note at a price of $0.02, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes. During the nine months ended September 30, 2016, the Company issued 10,470,588 shares of common stock upon partial conversion of principal in the amount of $89,000, leaving a remaining balance of $184,124.

The Company entered into various unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $1,900,000. As of September 30, 2016, the Company has received advances in the aggregate of $1,325,000. The notes matured between nine and twelve months from the date of issuance of each advance and bears interest at 10% per annum. The Notes were extended and mature on various dates ending on May 31, 2017. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.02 to $0.08 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes. The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment. In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum. In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $96,104 during the nine months ended September 30, 2016.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

On September 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note meet the criteria of a derivative and was accounted for under ASC 815.The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. On February 12, 2016, the Company issued 18,910,088 shares of commons stock upon conversion of $175,000 in principal, leaving a remaining balance of $257,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $161,574 during the nine months ended September 30, 2016.

On March 31, 2016, the Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has a zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative at the time it was entered into and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $114,065 during the nine months ended September 30, 2016.

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

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial Lattice valuation model. The significant assumptions used in the Binomial Lattice formula valuation of the derivative are as follows:

Risk free interest rate	0.14% - 1.02%
Stock volatility factor	4.72% - 189.09%
Weighted average expected option life	6 months - 3.4 years
Expected dividend yield	None

The derivative liability recognized in the financial statements as of September 30, 2016 was $12,189,026

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK

Options

The Board of Directors adopted the OriginClear, Inc. (formerly OriginOil, Inc.) 2009 Incentive Stock Option Plan (the “2009 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Five Hundred Thousand (500,000) shares of Common Stock.

On May 25, 2012, the Board of Directors adopted a new OriginClear, Inc. (formerly OriginOil, Inc.) 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Million (1,000,000) shares of Common Stock. Options granted under the 2012 Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2012 Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of grant.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK (Continued)

On June 14, 2013, the Board of Directors adopted a new OriginClear, Inc. (formerly OriginOil, Inc.) 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for Four Million (4,000,000) shares of Common Stock. Options granted under the 2013 Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors. Each Option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the 2013 Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

On October 2, 2015, the Board of Directors adopted a new OriginClear, Inc. 2015 Equity Incentive Stock Option Plan (the “2015 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Hundred Sixty Million (160,000,000) shares of Common Stock. Options granted under the 2015 Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2015 Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant.

Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors. Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (5th) anniversary from the effective date of grant. If the status of an employee terminates for any reason other than disability or death, then the Optionee or their representative shall have the right to exercise the portion of any Options which were exercisable as of the date of such termination, in whole or in part, not less than thirty (30) days nor more than three (3) months after such termination.

With respect to Non-statutory Options granted to employees, directors or consultants, the Board of Directors or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board of Directors or Committee deems reasonable and appropriate.

During the nine months ended September 30, 2016, the Company granted 1,000,000 incentive stock options, and recognized compensation costs of $155,112 based on the fair value of the options vested for the nine months ended September 30, 2016.

A summary of the Company’s stock option activity and related information follows:

	September 30, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	119,404,644	$0.05
Granted	1,000,000	$0.02
Exercised	-	-
Forfeited/Expired	(6,488,333)	$0.07
Outstanding, end of period	113,916,311	$0.05
Exercisable at the end of period	75,567,519	$0.04
Weighted average fair value of options granted during the period		$-

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK (Continued)

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of September 30, 2016, was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.19 - 1.70	1,833,645	1,489,894	0.003 -8.02
$0.41 - 0.44	1,132,666	849,500	6.96
$0.02 - 0.0375	110,950,000	73,228,125	4.02 -4.50
	113,916,311	75,567,519

As of September 30, 2016, there was no intrinsic value with regards to the outstanding options.

Restricted Stock

CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 60,000,000 shares of the Company’s common stock, with a fair value of $1,218,000 to the CEO, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue 30,000,000 shares of common stock; b.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period, the Company will issue 30,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. As of September 30, 2016, no milestones have been met.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 60,000,000 shares of the Company’s common stock, with a fair value of $570,000 to the CEO, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements filed with the U.S. Securities and Exchange Commission (“SEC Reports”), the Company will issue 30,000,000 shares of common stock; b.) If the Company’s consolidated operating profit (operating profit=operating revenue – cost of goods sold –operating expenses – depreciation & amortization), calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period reported in the Company’s SEC Reports, the Company will issue 30,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. As of September 30, 2016, no milestones have been met.

Employees

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 20,000,000 shares of the Company’s common stock, with a fair value of $406,000 to the employee, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of common stock; b.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. As of September 30, 2016, no milestones have been met.

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 30,000,000 shares of the Company’s common stock, with a fair value of $609,000 to the employee, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue 15,000,000 shares of common stock; b.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period, the Company will issue 15,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. As of September 30, 2016, no milestones have been met.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2016

7.	OPTIONS, WARRANTS AND RESTRICTED STOCK (Continued)

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 15,000,000 shares of the Company’s common stock, with a fair value of $142,500 to the contractor, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements filed with the U.S., Securities and Exchange Commission (SEC Reports), the Company will issue 7,500,000 shares of common stock; b.) If the Company’s consolidated operating profit (Operating Profit=Operating Revenue – Cost of Goods Sold – Operating Expenses – Depreciation & Amortization), calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s SEC Reports, the Company will issue 7,500,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. As of September 30, 2016, no milestones have been met.

Contractors

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with a contractor, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 15,000,000 shares of the Company’s common stock, with a fair value of $142,500 to the contractor, provided certain milestones are met in the following stages: a.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements filed with the U.S., Securities and Exchange Commission (SEC Reports), the Company will issue 7,500,000 shares of common stock; b.) If the Company’s consolidated operating profit (Operating Profit=Operating Revenue – Cost of Goods Sold – Operating Expenses – Depreciation & Amortization), calculated in accordance to GAAP, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s SEC Reports, the Company will issue 7,500,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance. As of September 30, 2016, no milestones have been met.

Warrants

During the nine months ended September 30, 2016, the Company did not grant any warrants.

A summary of the Company’s warrant activity and related information follows:

	September 30, 2016
		Weighted
		average
		exercise
	Options	price
Outstanding -January 1, 2016	23,297,108	$0.21
Granted	-	-
Exercised	-	-
Forfeited	(5,472,849)	$0.09
Outstanding - September 30, 2016	17,824,259	$0.19

At September 30, 2016, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$ 0.15 - 0.25	16,769,233	16,769,233	0.77- 1.70
$ 0.25 - 1.75	841,692	841,692	0.57 - 1.97
$ 0.90 - 6.90	213,334	213,334	0.01 - 6.13
	17,824,259	17,824,259

8.	COMMITMENTS AND CONTINGENCIES

On May 1, 2016, the Company entered into a subtenant agreement with the sub-landlord in the amount of $36,560 to be paid over a period of twelve months starting June 1, 2016. As of September 30, 2016, the balance remaining is $31,636.

On May 1, 2016, the Company entered into a Sub-user agreement for commercial space. The term of the agreement is from May 1, 2016 to July 31, 2016. The term will automatically renew for successive periods until terminated in accordance with the agreement. The monthly payment for the space is $3,500.

9.	SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 14, 2016, a holder of OriginClear, Inc.’s (the “Company”) Series B Preferred Stock converted 3,334 shares of the Company’s Series B Preferred Stock into an aggregate of 50,010,000 shares of the Company’s common stock. The shares of common stock issued included 16,670,000 shares issued upon conversion of the 3,334 shares of Series B Preferred Stock at $0.03 per share and 33,340,000 shares as a one-time make good issuance as per the Certificate of Designation of Series B Preferred Stock and agreement between the Company and the holder.

On October 17, 2016 (the “Grant Date”), the Company entered into a Consultant Nonstatutory Stock Option Agreement (the “Option Agreement”) with two consultants pursuant to which the consultants were granted options, subject to vesting to purchase an aggregate of 15,000,000 shares of the Company’s common stock at $0.084 per share. Subject to early termination as provided in the Option Agreements, the options expire five years from the Grant Date.

On October 17, 2016 (the “Grant Date”), the Company entered into an Incentive Stock Option Agreement (the “Option Agreement”) with a non-executive officer employee of the Company pursuant to which the employee was granted an option, subject to vesting to purchase 500,000 shares of the Company’s common stock at $0.084 per share. Subject to early termination as provided in the Option Agreement, the option expires five years from the Grant Date.

Between October 19, 2016 and October 22, 2016, the Company sold, in a private placement, an aggregate of 14,000,000 shares of its common stock to accredited investors for an aggregate consideration of $140,000 (the “Offering”). The shares issued in this Offering are subject to price protection for a period of one year from the issuance of the shares providing that under certain circumstances, the Company will issue additional shares of common stock of the Company for no additional consideration to the subscribers thereunder. The subscribers agree to the lock-up provision, under which subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

In connection with certain one-time make good agreements, on October 31, 2016, the Company issued an aggregate of 1,596,360 shares of its common stock to certain holders of its common stock.

On October 31, 2016, the Company issued to consultants an aggregate of 3,525,641 shares of the Company’s common stock in lieu of cash consideration.

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

Progressive Water Treatment

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first company in The OriginClear Group. PWT is profitable and is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,831,788 in 2015, of which $773,699 was included in the consolidated financial statements for period ending December 31, 2015. For the first nine months of 2016, PWT reported revenue of $4,070,136 which is included in the consolidated financial statements ending September 30, 2016.

PWT’s Business

Since 1995, PWT of McKinney, Texas has been designing and manufacturing a complete line of water treatment systems for municipal, industrial and pure water applications. Known as an OEM (Original Equipment Manufacturer), PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA technology that it integrates into turnkey systems that it designs and builds. The Company also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment in contracts of varying duration. Customers are primarily served in the United States and Canada, with the Company’s reach extending worldwide from Japan to Argentina to the Middle East. As OriginClear’s technology matures and enters commercial distribution channels, PWT intends to integrate it into applicable field situations, such as clarifying very oily, turbid water prior to processing with filters and membranes.

OriginClear is currently in discussions for additional, accretive acquisitions of companies specializing in complementary markets and applications.

Technology Licensing

For its first eight years of existence, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the Company established the OriginClear Technologies division, operating in parallel to the OriginClear Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear Technologies, Inc., (previously OriginClear (HK)), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with OriginClear Group’s acquisition of profitable water treatment companies.

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

Beginning in July of 2016, OriginClear participated in a 60-day pilot test of a system which incorporated its technology. The client was an organization which specializes in the treatment of Produced water in Kern County. In May 2016, the client agreed to implement a 60-day pilot test of a multi-step produced water treatment system that culminates in reverse osmosis. The pilot treatment system would be designed and installed with the intent that the treated water would meet Proposition 65 safe harbor levels and any applicable specifications. On July 20, 2016, the client commenced the pilot test of the multi-step produced water treatment system which was provided by ECT Ser-vices & Solutions, under license from OriginClear. After an initial commissioning period, the pilot demonstrated the ability to safely and reliably treat the produced water to below the limits contained in the treated water specifications. When the complete system was fully operational its energy consumption was roughly 20kWh for 30 bbl of water per hour with a reject rate of 25% or 23 bbl/hour. This translated to about 1 kWh per barrel treated. At 15 cents per kWh this cost is approximatively 15-20 cents per 42-gallon barrel.

Additional Information

On October 17, 2016 (the “Grant Date”), the Company entered into a Consultant Nonstatutory Stock Option Agreement (the “Option Agreement”) with two consultants pursuant to which the consultants were granted options, subject to vesting to purchase an aggregate of 15,000,000 shares of the Company’s common stock at $0.084 per share. Subject to early termination as provided in the Option Agreements, the options expire five years from the Grant Date.

On October 17, 2016 (the “Grant Date”), the Company entered into an Incentive Stock Option Agreement (the “Option Agreement”) with a non-executive officer employee of the Company pursuant to which the employee was granted an option, subject to vesting to purchase 500,000 shares of the Company’s common stock at $0.084 per share. Subject to early termination as provided in the Option Agreement, the option expires five years from the Grant Date.

On October 22, 2016, the Company sold, in a private placement, an aggregate of 13,000,000 shares of its common stock to accredited investors for an aggregate consideration of $130,000 (the “Offering”). The shares issued in this Offering are subject to price protection for a period of one year from the issuance of the shares providing that under certain circumstances, the Company will issue additional shares of common stock of the Company for no additional consideration to the subscribers thereunder. The subscribers agree to the lock-up provision, under which subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

In connection with certain one-time make good agreements, on October 31, 2016, the Company issued an aggregate of 1,596,360 shares of its common stock to certain holders of its common stock.

On October 31, 2016, the Company issued to consultants an aggregate of 3,525,641 shares of the Company’s common stock for services in lieu of cash consideration.

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

On November 1, 2016, the Company received a notice from the OTCQB Marketplace (the “OTCQB”) advising the Company that its bid price has closed below $0.01 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB standards. Pursuant to the OTCQB standards, the Company has been granted a period of 180 calendar days in which to regain compliance with Section 2.3, or until April 30, 2017. If, at that time, the Company’s bid price has not closed at or above $0.01 for any ten consecutive trading days then the security will be removed from the OTCQB marketplace.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2016, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue and Cost of Sales

For the three months ended September 30, 2016, our revenue for the Company increased by $1,015,919 to $1,019,919 compared to $4,000 for the three months ended September 30, 2015. Cost of sales for the three months ended September 30, 2016, was $574,105 compared to $0 for the three months ended September 30, 2015. Revenue and cost of sales increased primarily due to PWT’s inclusion of three months operations.

Our gross profit increased by $441,814 to $445,814 compared to $4,000 for the three months ended September 30, 2016 and 2015, respectively. The gross profit increased primarily due to the inclusion of PWT’s revenue.

Selling and Marketing Expenses

For the three months ended September 30, 2016, we had selling and marketing expenses of $303,496, compared to $467,991 for the three months ended September 30, 2015. Selling and marketing expenses decreased primarily due to overall expense reduction efforts.

General and Administrative Expenses

General and administrative expenses increased to $629,455, for the three months ended September 30, 2016, compared to $552,167 for the three months ended September 30, 2015. General and administrative expenses increased primarily due to PWT’s inclusion of three months operations.

Research and Development Cost

Research and development cost for the three months ended September 30, 2016 and 2015, were $106,259 and $131,483, respectively.  The decrease in research and development costs was primarily due to the decrease in salaries of $74,987, with an overall increase in other research and development costs of $49,763.

Other Income and (Expenses)

Other income and (expenses) for the three months ended September 30, 2016 and 2015, were $(8,411,891) and $ ($2,742,137), respectively. The increase was the result of an increase in non-cash accounts associated with the fair value of derivatives in the amount of $5,250,890, loss on commitment fees in the amount of $787,971, fair value of debt financing cost of $157,677, and foreign exchange loss of $6, with an offset by a decrease in interest expense of $211,441, which includes amortization of debt discount of $201,828.

Net Loss

Our net loss increased by $5,122,613 to $9,016,618 for the three months ended September 30, 2016, compared to a net loss of $3,894,005 for the three months ended September 30, 2015. The majority of the increase in net loss was due primarily to an increase in other income and (expenses), which consisted of non-cash accounts associated with derivatives, an increase in gross profit due to the acquisition of PWT, and a decrease in total operating expenses.

Results of Operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue and Cost of Sales

For the nine months ended September 30, 2016, our revenue for the Company increased by $4,181,098 to $4,321,378 compared to $140,280 for the nine months ended September 30, 2015. Cost of sales for the nine months ended September 30, 2016, was $2,899,507 compared to $86,294 for the nine months ended September 30, 2015. Revenue and cost of sales increased primarily due to PWT’s inclusion of nine months operations.

Our gross profit increased by $1,367,885 to $1,421,871 compared to $53,986 for the nine months ended September 30, 2016 and 2015, respectively. The gross profit increased primarily due to the inclusion of PWT’s revenue.

Selling and Marketing Expenses

For the nine months ended September 30, 2016, we had selling and marketing expenses of $1,419,566, compared to $1,616,209 for the nine months ended September 30, 2015. Selling and marketing expenses decreased primarily due to overall decrease in public relations.

General and Administrative Expenses

General and administrative expenses increased to $1,860,239, for the nine months ended September 30, 2016, compared to $1,700,488 for the nine months ended September 30, 2015. General and administrative expenses increased primarily due to PWT’s inclusion of nine months operations.

Research and Development Cost

Research and development cost for the nine months ended September 30, 2016 and 2015, were $447,034 and $592,225, respectively.  The decrease in research and development costs was primarily due to the decrease in salaries of $267,668, with an overall increase in other research and development costs of $122,477.

Other Income and (Expenses)

Other income and (expenses) for the nine months ended September 30, 2016 and 2015, were $(3,389,184) and $($3,494,515), respectively. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $267,001, decrease in gain on sale of asset of $1,552 and a decrease in interest expense of $640,325, which includes amortization of debt discount of $648,696, offset by an increase in loss on commitment fees in the amount of $736,274, fair value financing cost of $67,267 and foreign exchange loss of $6.

Net Loss

Our net loss decreased by $1,634,794 to $5,728,054 for the nine months ended September 30, 2016, compared to a net loss of $7,362,848 for the nine months ended September 30, 2015. The majority of the decrease in net income was due primarily to a decrease in total operating expenses, with an overall increase in other income and (expenses), which consisted of non-cash accounts associated with derivatives, and an increase in gross profit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the nine months ended September 30, 2016. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At September 30, 2016 and December 31, 2015, we had cash of $867,661 and $695,295, respectively and working capital deficit of $15,348,850 and $13,471,476, respectively.  The increase in working capital deficit was due primarily to derivative liabilities and convertible promissory notes, an increase in cash, cost in excess of billing and accrued expenses with a decrease in contracts receivable, work in process, prepaid expenses, accounts payable, billing in excess of cost, and deferred income.

During the nine months of 2016, we raised an aggregate of $125,000 in an offering of unsecured convertible notes, and $963,217 through private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $910,146 for the nine months ended September 30, 2016, compared to $2,350,071 for the prior period ended September 30, 2015. The decrease in cash used in operating activities was due to a decrease in net loss due to the acquisition of PWT.

Net cash flows used in investing activities was $5,699 for the nine months ended September 30, 2016, as compared to $45,168 for the prior period ended September 30, 2015. The net decrease in cash used in investing activities was due to less equipment purchased in the current period.

Net cash flows provided by financing activities was $1,088,217 for the nine months ended September 30, 2016, as compared to $3,135,732 for the prior period ended September 30, 2015. The decrease in cash provided by financing activities was due to a decrease in debt financing offset by an increase in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first nine months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2016	ORIGINCLEAR, INC.

	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)

