Form 10-K
period 2016-12-31
ORIGINCLEAR, INC.
filed 2017-03-31
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________

Commission file number: 333-147980

ORIGINCLEAR, INC.

(Exact name of registrant as specified in charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 S. Hewitt Street, Los Angeles, California 90013

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

☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,225,016 based upon the closing sales price of the registrant’s common stock on June 30, 2016 of $0.01 per share.

At March 30, 2017, 1,058,011,175 shares of the registrant’s common stock were outstanding.

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

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada. We have been engaged in business operations since June 2007. We recently moved into the commercialization phase of our business plan having previously been primarily involved in research, development and licensing activities. Our principal offices are located at 525 South Hewitt Street, Los Angeles, California 90013. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com. In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

●	OriginClear’s Twitter Account (https://twitter.com/OriginClear)

●	OriginClear’s Facebook Page (https://www.facebook.com/OriginClear)

●	OriginClear’s LinkedIn Page (https://www.linkedin.com/company/2019598)

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

Overview of Business

OriginClear is a leading provider of water treatment solutions and the developer of a breakthrough water cleanup technology. Through its wholly owned subsidiaries, OriginClear provides systems and services to treat water in a wide range of industries, such as municipal, pharmaceutical, semiconductors, industrial, and oil & gas. To rapidly grow this segment of the business, we strategically acquire profitable and well-managed water treatment companies, which allow us to expand our global market presence and technical expertise. To enable a new era of clean and socially responsible water treatment solutions, we invented Electro Water Separation™, a breakthrough high-speed water cleanup technology using multi-stage electrochemistry, that we license worldwide to water treatment equipment manufacturers. Water is our most valuable resource, and the mission of The OriginClear Group™ (the “Group”) is to improve the quality of water and help return it to its original and clear condition.

OriginClear Group™

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

Decentralization is an even greater trend in water, similar to what has been seen in energy decentralization through solar and wind off-grid generation.

 Water is becoming increasingly scarcer. McKinsey’s Transforming Water Economies forecasts that “without action, global water demand could outstrip supply by up to 40 percent by 2030.” Furthermore, existing water infrastructure in the United States is aging and water loss is increasing.

According to Lux Research, updating our national water infrastructure will require an investment of $270 billion – money that will be hard to pull together for projects that could take decades to complete. In the meantime, centralized water systems are forcing water users to treat their own water with small, modular water treatment systems.

OriginClear is acquiring companies to help industrial water users treat their water themselves, and often reuse it. We believe those companies are going to grow tremendously because of this “local water” growth trend. We believe that assembling a group of water treatment companies is an opportunity for significant growth and increased Company value for the stockholders.

Progressive Water Treatment

On October 1, 2015, OriginClear announced it had acquired 100 percent of Dallas-based Progressive Water Treatment Inc. (PWT), a profitable and fast-growing designer, builder and service provider for a wide range of industrial water treatment applications.

This marked the first transaction in OriginClear’s corporate strategy to rapidly acquire leading U.S. water service companies focused on specialized water treatment. OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment. The Company acquired PWT through the exchange of all issued and outstanding shares of PWT for 10,000 shares of a new series of preferred stock, the Series B Preferred Stock, filed with the State of Nevada by the Company on October 1, 2015.

PWT’s Business

Since 1995, PWT has been designing and manufacturing a complete line of water treatment systems for municipal, industrial and pure water applications. Known as an OEM (Original Equipment Manufacturer), PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA technology, in turnkey systems that it designs and builds. PWT also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment through contracts of varying duration. Customers are primarily served in the United States and Canada, with PWT’s reach extending worldwide from Japan to Argentina to the Middle East.

On January 12, 2016, we announced that Minnesota-based public utility, Xcel Energy (NYSE:XEL), awarded PWT a large-scale contract for a boiler feedwater treatment system. The contract totaled nearly two million dollars and uniquely utilizes all Dow Chemical (NYSE:DOW) products, including Ultrafiltration (UF), Reverse Osmosis (RO) and Electrodeionization (EDI) processes. On January 17, 2017, we announced that PWT had recently completed the installation and startup of this project. This was the third large power plant project that PWT designed, built, installed and successfully started up, bringing the total such orders to approximately $3.5 million for 2016.

On November 21, 2016, OriginClear designated PWT as its first complete systems manufacturer, and plans to make PWT its first complete systems manufacturer for both licensees and end-users. We believe that acquired companies in the Group can become captive distribution points for its technology.

OriginClear is currently in discussions for additional, accretive acquisitions of companies specializing in complementary markets and applications.

Technology Licensing

For its first eight years of operations, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with the Group’s acquisition of profitable water treatment companies.

The Technology

OriginClear is the proprietary developer of Electro Water Separation™ (EWS), the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The EWS technology remains the most efficient non-chemical, continuous mechanism for the concentration of live algae cells from water.

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

Today, we are capable of pairing the two technologies as EWS:AOx™, or separately, as the application requires. OriginClear believes that its technology is valuable to the industry because it has the potential to greatly extend the life of membranes and filters by effectively treating very dirty, oily water, while reducing chemical use significantly.

OriginClear also believes that its Advanced Oxidation technology will help neutralize harmful micro-contaminants, such as industrial solvents, which is difficult or impossible to achieve with other technologies.

Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements.

Our technology partnership with California State University at Bakersfield (CSU Bakersfield) continued in 2016. On March 16, 2016, we announced that recent laboratory studies carried out under that partnership indicated the effectiveness of EWS:AOx, as measured by Reactive Oxygen Species (ROS) generation. ROS are the strongest oxidants that can be used in water. Their confirmed presence indicates the degree to which the system is able to remove organics from water without chlorine-generated Disinfection Byproducts, which are considered harmful in a waste water treatment system.

“EWS already generates 370mg per second of gas, which is more than twice the amount needed for the removal by electro-flotation of a 2000 mg/l solids contents wastewater stream,” said Dr. Luis Edgar Cabrales Arriaga, assistant professor at the Department of Physics and Engineering at CSU Bakersfield. “Now, we have confirmed that EWS with Advanced Oxidation also produces more than 330 g/m3 of mixed ROS species, such as hydrogen peroxide, for a similar average energy consumption of 1 kWh per m3 of treated water.”

Recent Developments

We have been engaged in our business operations since June 2007, and to date, we have been primarily involved in research and development activities, with licensing to OEMs, and sales of pilot and demonstration equipment beginning in June of 2010. Commercial sales by both OriginClear and its licensees and joint ventures began in 2014.

Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

In 2016, OriginClear accomplished the following:

●	Its PWT subsidiary upgraded water systems for three large public utilities, including Xcel Energy (NYSE:XEL), raising the total for these utility-scale water projects to approximately $3.5 million. By modernizing these plants, capacity increased significantly while labor and chemical costs were reduced.

●	Its French joint venture, Ennesys, completed a field pilot in Dubai of its FREEWATERBOX® modular waste water treatment system and partnered with a leading landscaping company in the GCC (Gulf Cooperation Countries) to build the first FREEWATERBOX intended to recycle 20 tons of food waste per day into clean water and high value fertilizer.

●	OriginClear launched a joint venture in Texas to market an injectable crude oil sweetening liquid, produced with OriginClear technology. Sweet crude commands a 10% premium over sour.

●	Its joint venture in Malaysia began working with major growers to demonstrate its ability to treat Palm Oil Mill Effluent (POME). Totaling more than 65 million metric tons annually, POME effluent is widely recognized as a major environmental concern because its contamination level can be 100 times higher than domestic sewage.

●	OriginClear’s China subsidiary entered commercial negotiations after a successful demonstration of its ability to clean up the contaminants in ‘black water’ leachate coming out of landfills. OriginClear is continuing to pilot its process for a landfill leachate treatment system in China.

●	A regional water treatment facility in California’s Kern County commissioned a 60-day test of OriginClear’s technology to treating produced water from oil operations. Extensive third-party testing demonstrated that the technology was a technical success. OriginClear is currently in discussions with licensees and large end-users for the commercialization of produced water treatment in this leading region for oil production.

●	OriginClear was awarded the prestigious China BlueTech Award in the “Most Innovative Technology” category. Co-organized by Mandarin Environment and BlueTech™ Research, the China BlueTech™ Awards recognized OriginClear’s EWS technology for its potential to break through in both the Chinese and international markets.

North America

Produced water treatment

On August 10, 2016, OriginClear announced that OriginClear partner ECT Services & Solutions (ECT), unveiled a complete, modular system (“ECOPOD”), in operation at an oil field near Bakersfield, California, to achieve “Produced water to irrigation grade” in a single modular system. The ECOPOD pilot scale system uses OriginClear’s Electro Water Separation™ (EWS), requires no chemicals and reliably processes 340 barrels per day of oilfield produced water with minimal operator supervision.

Presenting at the “Tackling the Drought: Exploring Safe, Innovative Water Sources” conference at California State University at Bakersfield (CSUB), sponsored by the California Independent Petroleum Association and the California Energy Research Center, Talbott Howard, CEO and Founder of ECT, showed how ECOPOD System 1.0 can successfully and competitively treat produced water and recycle it into irrigation quality water for local beneficial reuse.

Following this achievement, OriginClear published a case study, demonstrating that extensive third-party testing demonstrated that the Bakersfield pilot program was a technical success (http://www.originclear.com/pdf/originclear-in-kern-2016.pdf).

We are in commercial discussions with ECT and two other potential licensees to follow up on the success of this program.

Crude oil sweetening

On April 15, 2016, OriginClear announced that Cobalt Aqua Control LLC (Cobalt) recently shipped its first commercial sale of 15 barrels of an injectable crude oil sweetening liquid, produced with OriginClear technology, to an oil operator in South Texas.

Cobalt is a developer of oil and gas technology and remediation solutions based in Houston, TX. OriginClear licensed its Advanced Oxidation (EWS:AOx™) technology to Cobalt, and, through a wholly-owned subsidiary, has a significant membership interest in Cobalt. Cobalt’s process produces a liquid that can significantly improve oil recovery, reduce corrosive gas in the crude stream and increase overall ROI for operators.

Known as H2S-Neutralizer™ (H2S-N™), this injectable liquid has demonstrated a dramatic improvement in oil recovery ratios, as evidenced by a stable increase of well-head pressure. In addition, H2S-N has been shown to significantly reduce hydrogen sulfide (H2S) concentration in the crude stream.

Europe, Middle East and Africa

France and Gulf Cooperation Countries (GCC)

We are a joint venture partner in Ennesys, a French developer of algae-based waste management systems. In mid-2013, we installed a prototype EWS Waste unit at the Ennesys demonstration site which can process liquid waste, generating clean, nitrate-rich water to feed algae grown on the building’s roof as an energy source. In late 2013, we transferred three of our non-core patent applications to Ennesys.

In 2016, the FREEWATERBOX® developed by Ennesys completed a field pilot in Dubai. It is based on the use of micro-algae for the removal or biotransformation of pollutants, including nutrients and xenobiotics from wastewater and CO2 from waste air, while producing a soil conditioner for the enhancement and protection of agricultural crops.

Recently, Ennesys announced that it entered into a partnership with a leading landscaping company in the GCC (Gulf Cooperation Countries) to build the first FREEWATERBOX that will recycle 20 tons of food waste per day into high value liquid fertilizer, compost and algal biostimulant.

We continue to support Ennesys with technology and public communications although this joint venture is currently not generating revenue for the Company.

France and North Africa

On January 5, 2017, OriginClear announced that it has responded to EU-level water infrastructure mandates by African governments by working with French engineering company UltraEpur.

UltraEpur contacted us to help rapidly clear up contaminated industrial water, beginning in Algeria, where the government intends to upgrade to developed-world water standards rapidly. We have since entered a technology license agreement, and UltraEpur purchased a laboratory demonstration unit.

OriginClear in Asia

China

In December 2014, OriginClear announced that it launched a subsidiary, OriginClear (Hong Kong) (OCHK) and granted it a master license for the People’s Republic of China, with non-exclusive rights for Asia. It has since been renamed as OriginClear Technologies (Hong Kong).

On December 3, 2015, OriginClear and OCHK announced that OCHK had agreed with Mr. Ming Xu, an inventor and owner of a construction materials factory in mainland China to launch sales and manufacturing joint ventures (JVs) in the People’s Republic of China and the Republic of China (Taiwan). Mr. Xu made an initial payment of $150,000 at that time. On September 19, 2016, in response to new developments recent progress in building a network of multiple licensees, the parties agreed to a Partnership Memorandum of Understanding (MOU) pursuant to which the Company and Xu may enter into a license agreement and may launch an OriginClear Excellence Center, a joint venture intended to support licensees with technology training and maintenance, marketing and communications efforts, and providing additional resources such as synergistic third party technologies. However, there cannot be any assurance that any definitive agreements with Xu will be entered into.

On March 16, 2016, we announced that we were in the commercial negotiation phase after a successful demonstration of our ability to clean up the ‘black water’ contaminants coming out of landfills. EWS alone achieved a 75% reduction in leachate’s Chemical Oxygen Demand, a marker of contamination level that includes suspended solids and dissolved contamination as well, and 70% reduction in Ammonia. Landfills in China and elsewhere generate tens of thousands of tons of leachate daily. This leachate, also known as black water, is a major challenge in wastewater treatment. OriginClear is continuing to pilot its process for a landfill leachate treatment system in China.

 On June 13, 2016, OCHK entered into a Joint Development and Commercialization Agreement with Hong Kong-based water treatment engineering and manufacturing firm Park Rich Environmental Technology Co., Ltd. (Park Rich), based on specific purchase orders from time to time and upon the terms that the parties agree to. In February, 2016, OriginClear had also signed a distribution agreement with Park Rich affiliate, Jovial Technology. Park Rich helped showcase OriginClear’s technology at the major water conference, Aquatech China, in Shanghai between June 15 and June 17, 2016.

At this show, OriginClear was awarded the prestigious China Blue Tech Award, as organized by BlueTech Research and Mandarin Environment in partnership with Aquatech China.

The third China partner named in 2016, with Xu and Park Rich, was DongYuan Environment Technology (DY), founded in 2009, focusing on heavy polluted industrial wastewater treatment, water recycling, brine processing, sludge drying and agriculture farming wastewater treatment. According to DongYuan, in 2012 the Chinese government honored it as a “High-New Technology Enterprise”. On September 19, 2016, we announced that DY placed an order for its first OriginClear demonstration system.

Malaysia

On March 22, 2016, OCHK agreed to launch a Joint Venture (JV) with Osmocell Malaysia SDN Bhd, a Malaysian engineering and manufacturing company for water purification systems. The JV company, OriginClear Water Solutions SDN Bhd (OWS) is now operational. OWS plans to target the Palm Oil Mill Effluent (POME) treatment market in Malaysia. Totaling more than 65 million tonnes annually, POME effluent is widely recognized as a major environmental concern because its contamination level can be 100 times higher than domestic sewage. Osmocell is currently proving the effectiveness of a system based on EWS in commercial pilots.

Looking Ahead

In 2017, OriginClear intends to achieve the following:

●	Further growth for PWT in large capacity system sales.

●	Serving end-users and licensees with complete systems that incorporate our breakthrough technology.

●	Revenue growth from our joint ventures and licenses in the oil industry in the USA, in industrial applications in Asia, and in water purification applications in the Middle East.

●	Continued efforts to acquire successful, profitable water service companies that can benefit from the major outsourcing and decentralizing trend in industrial water treatment.

Corporate Developments

On May 1, 2016, OriginClear moved its headquarters from a warehouse and office facility on Adams Blvd in Los Angeles near Culver City, to the La Kretz Innovation Campus of the Los Angeles Cleantech Incubator (LACI) on Hewitt Street in downtown Los Angeles. This move refocused OriginClear headquarters activities on administration and science, making use of LACI’s extensive research and prototyping facilities. Manufacturing outgrew the Adams location and can now be accomplished at the PWT subsidiary in McKinney Texas, a contractual assembly location in south Los Angeles, and at the Company’s China subsidiary.

On October 7, 2016, OriginClear participated in the official launch of the La Kretz Innovation Campus, presided over by the Mayor of the City of Los Angeles, Mayor Eric Garcetti.

On June 6, 2016, OriginClear announced that the Financial Industry Regulatory Authority (FINRA) had approved a change of the company’s stock ticker symbol to “OCLN”.

Our Strategy

The Group

The OriginClear Group’s strategy is to grow incrementally by focusing on the $500 billion water treatment market, acquiring the hands-on service suppliers in this market. It intends to develop a network of these wholly-owned water treatment companies to meet the needs of end users from all industries with a full range of treatment technologies. Due to increased regulation, water treatment recycling challenges and a need to focus on their own core business, many water users today are outsourcing their water treatment needs to outside experts. In addition, we have identified a major trend in decentralization of water treatment, which we believe will cause small water service companies to grow. There will be significant synergies within the Group as technology, manufacturing expertise, market knowledge, projects and opportunities are shared. The target acquisitions must be accretive in nature with solid sales growth and profitability. The acquired companies must have a solid management team to accelerate their previous growth with excellent customer service. Initially, the acquisition focus is in the U.S. but will be expanded internationally in a few years.

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

Algae For Soil Enrichment

In 2015, OriginClear began developing the use of algae for soil enrichment with partner AlgEternal. Based on AlgEternal’s field tests, it believes that its pure algae concentrate, harvested with OriginClear technology, may reduce conventional fertilizer cost by up to 40 percent.

In 2016, the FREEWATERBOX® developed by OriginClear joint venture Ennesys completed a field pilot in Dubai. It is based on the use of micro-algae for the removal or biotransformation of pollutants, including nutrients and xenobiotics from wastewater and CO2 from waste air, while producing a soil conditioner for the enhancement and protection of agricultural crops.

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

Oil and Gas Water Cleanup Solutions

The Company has completed successful trials in the Niobrara gas fields of Colorado, the Permian light crude oil fields of West Texas and the Monterey heavy crude oil fields in California. The Bakersfield testing was particularly interesting because it demonstrated that produced water from heavy oil in California’s Monterey Shale Formation could technically and economically be reprocessed for Cyclic Steam Stimulation in oil wells and agricultural irrigation water. EWS removes up to 99.9% of all free and emulsified oil, and 99.5% of suspended solids from oil & gas wastewater, while also removing certain dissolved contaminants that will co-precipitate, and continuously disinfecting bacteria. In the oil and gas application, OriginClear’s core EWS technology is typically supplemented with ‘heavies’ removal on the front end, intelligent controls, and a final polishing system, for a complete solution.

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

The Advanced Oxidation complement to EWS. Known as EWS:AOx™, announced in March of 2016, shows promise to neutralize micro-contaminants such as ammonia, hydrogen sulfide, and dioxane, an industrial solvent which has been found extensively in aquifers in Southern California and elsewhere. We also believe that EWS:AOx can be valuable in neutralizing many other anthropogenic organic compounds (AOCs), including endocrine disrupting chemicals (EDCs). Further testing, with the assistance of a regional water district, is underway at our headquarters in the Los Angeles Cleantech Incubator (LACI).

Competitors

The Algae Industry

Companies in the new algae fuels industry tend to organize themselves as integrated producers and to keep their intellectual property to themselves. Our strategy, on the other hand, is to share our technology widely through licensing and private labeling. With respect to our algae harvesting and sanitizing applications, we are aware that Alfa Laval, Algix, Aurora Algae, Cavitation Technologies, Evodos, New Oil Resources, Open Algae LLC, Perlemax, Valicor, Smartflow Technologies, Westfalia and World Water Works, among others, offer competing technologies. OriginClear believes there is synergy between its process and many of these competing technologies, where EWS can do the “heavy lifting” as the first, high-speed concentration stage, with other processes offering further concentration.

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

Competing Technologies

These “filtering” technologies range from simple decanting to distillation. They are typically implemented as a multi-stage process to attain water quality standards for the planned reuse. EWS can act as a pre-treatment stage for any of these multi-stage processes. While EWS can remove the emulsified and free oil, suspended solids and bacteria from the water stream, these subsequent stages can remove the heavy metals, scaling chemicals, salts and other natural and introduced chemicals. EWS can reduce fouling of these filters and membranes, making subsequent or downstream processes complementary to EWS and creating a strategic opportunity to collaborate. Direct competitors using some form of electro-coagulation technologies include: Halliburton, Watertectonics, Bosque, Ecolotron, Quantum-ionics, Kaselco, Baker Hughes, RecylClean, Axine Water and Ecosphere. Other companies also compete with EWS, but use other technologies that can involve chemical coagulants, batch operation or a high level of consumables. These include: Aqua-Tech, Aqua-Pure, CTI, Purifics, HydroZonics, Myclex, Osmonics, Filterboxx, MECO, Layne, 212 Resources, Veolia, Fountain Quail, Pall and Altela.

The Waste Industry

Waste water is a growing problem as industry, agriculture and communities expand, droughts force the need for reclamation, and aquifers and reservoirs become polluted. Meanwhile, previously lightly-regulated regions of the world are enforcing much stricter environmental regulations. Overall, water security is one of the greatest challenges of our time. According to analysts at McKinsey & Company (Charting our Water Future, November 2009 report), the world will see a 40 percent gap between water supply and demand by 2030. Industrial uses account for a startling amount of water consumed around the world. According to the United Nations (The World Business Council for Sustainable Development, March 2006 report) industry consumes nearly 60 percent of available water in high-income countries. Curbing fresh water consumption at the industrial level has the potential to significantly improve water security worldwide. In general, we believe that OriginClear has one or more advantages over some of the potential competitors, in that our process does not primarily use chemicals, is highly scalable on a continuous flow process, and may be significantly lower in energy consumption. We believe our technology may, in some cases, complement these companies’ offerings, however there is no guarantee that our technology will produce more efficiently or cost-effectively than these other technologies. To our knowledge, there is no company or technology available on the market providing a similar level of synergistic integration of the three processes that we implement under a single configuration: Electro Coagulation, Electro Flotation (these two being combined in our process as EWS) and Advanced Oxidation (AOx).

Taken separately, these processes are marketed as follows:

Electro Coagulation, though being a relatively new technology, has been known and available in the market for approximately 30 years. Companies like Watertectonics, Kaselco, Powel Water or H2O Technologies offer engineered electrocoagulation systems to the market. There are also a number of one-off electrocoagulation systems in operation worldwide. Electro Flotation is an emerging technology that is mostly seen in scientific publications, as an alternative to more conventional Dissolved Air Flotation (DAF) systems. DAF systems are available worldwide from numerous suppliers including but not limited to, Veolia Water, Ecologix, RWL Water, SAWater, WPL International, World Water Works, etc. and almost exclusively rely on massive injection of chemical coagulants for their efficiency. EWS has been designed with versatility in mind. It is equally efficient when used with sacrificial anodes, slowly releasing the anode’s metal ions that will provide the coagulation effect, or with Dynamically Stable Anodes (DSA) that will have a catalytic role on water matrix preparation with or without chemical coagulants. In both cases, the patented reactors design marks a significant evolution in the industry, featuring an enhanced mixing function, a better mass transfer and an easier maintenance and replacement when using sacrificial anodes.

Advanced Oxidation, not unlike Electro Coagulation, has been known to scientists for approximately 40 years. However, the few Advanced Oxidation technologies being commercially in use mostly rely on catalyst injection and/or on a combination of catalysts and UV irradiation for their process. They are not as streamlined as EWS:AOx, which is solely an electrochemical process, and these processes require extensive preparation of the water matrix to be efficient. MIOX, Blue Earth Labs are marketing similar systems for niche applications, without offering the additional suspended solids removal functions featured by EWS. Other identified competitors are Lenntech, SSWM, Esco International, and Spartan Water Treatment. Here again, OriginClear’s reactors’ specific design is a major evolution. Contact area, mass transfer, high turbulence caused by shear stress all help in enhancing oxidation reactions and, furthermore, the two variations of the tubular reactor design respectively have a major role in direct oxidation, mostly targeting “Hard COD”, contaminants that are known for being difficult to degrade, and, additionally, indirect oxidation, widely used for less difficult reactions.

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

Intellectual Property

Our business is also based on developing a strong intellectual property portfolio and establishing a network of OEM distributors and core technology licensees.  We have filed the following patent and trademark applications:

●	On July 28, 2007, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and Riggs Eckelberry, our founders. We are listed as the assignee. On January 29, 2009 the application published with the publication number US 2009-0029445 A1.

●	On May 23, 2008, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. On November 26, 2009 the application published with the publication number US 2009-0291485 A1.

●	On July 26, 2009, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Procedure For Extraction Of Lipids From Algae Without Cell Sacrifice”. The inventors listed on the patent application are Paul Reep and Michael Green. We are listed as the assignee. This application was re-filed as a provisional application on August 13, 2010.

●	On April 20, 2010, we filed a PCT application with the USPTO to protect the intellectual property rights for “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process Use Thereof”. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. We are listed as the assignee. On October 10, 2010 the application published with the publication number WO/2010/123903.

●	On June 18, 2010, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application are Michael Green, and Nicholas Eckelberry. On December 22, 2011, the application was published with the publication number US 2011-0308962 A1. We are listed as the assignee.

●	On October 17, 2010, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting of Algae Cells”. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser and Brian Goodall. We are listed as the assignee. On May 24, 2012, the application was published with the publication number US 2012-0129244 A1. The application was converted to a utility application on October 14, 2011.

●	On October 19, 2010, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Methods and Apparatus for Dewatering, Flocculation and Harvesting Algae Cells”. The inventors listed on the patent application are Michael Green, Nicholas Eckelberry, Scott Fraser, and Brian Goodall. We are listed as the assignee. The application was converted to a utility application on October 18, 2011. On April 28, 2011, the application was published with the publication number US 2011-0095225 A1.

●	On October 19, 2010, we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems and Methods for Extracting Non-Polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”. The inventors are Nicholas Eckelberry, Michael Green, and Scott Fraser. We are listed as the assignee. On April 28, 2011, the application published with the publication number WO/2011/133181.

●	On March 18, 2011, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium”. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. We are listed as the assignee.

●	On May 20, 2011, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Monitoring and Controlling Process Chemistry Associated with Biomass Growth, Oil Product and Oil Separation in Aqueous Mediums”. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

●	On June 16, 2011, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application are Michael Green and Nicholas Eckelberry. On April 28, 2011 the application published with the publication number US 2011-0095225 A1. We are listed as the assignee.

●	On August 10, 2011, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae without Cell Sacrifice”. The inventors listed on the patent application are Michael Green and Paul Reep. We are listed as the assignee.

●	On August 12, 2011, we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Procedure for Extracting of Lipids from Algae Without Cell Sacrifice”. The inventors listed on the patent application are Michael Green and Paul Reep. On February 16, 2012 the application published with the publication number WO/2012/021831. We are listed as the assignee.

●	On September 7, 2011, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Apparatuses, Systems and Methods for Increasing Contact Between Solutes and Solvents in an Aqueous Medium”. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Gray, Jose L Sanchez Pina and Maxwell Roth. We are listed as the assignee.

●	On October 10, 2011, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods For Increasing Growth Of Biomass Feedstocks”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L Sanchez Pina and Michael Green. We are listed as the assignee.

●	On October 14, 2011, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods For Developing Terrestrial and Algal Biomass Feedstocks and Bio-Refining the Same”. The inventor listed on the patent application was Paul Reep. We are listed as the assignee.

●	On October 14, 2011, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems, Methods And Apparatuses For Dewatering, Flocculating And Harvesting Algae Cells”. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry. On May 24, 2012 the application published with the publication number US 2012/0129244 A1. We are listed as the assignee.

●	On October 18, 2011, we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems, Methods and Apparatuses For Dewatering, Flocculating and Harvesting Algae Cells”. The inventors listed on the patent application are Michael Green, Scott Frasier, Brian Goodall and Nickolas Eckelberry. On April 26, 2012 the application published with the publication number WO/2012/054404. We are listed as the assignee.

●	On November 11, 2011, we filed a trademark application with the USPTO to protect the intellectual property rights for our company logo “O”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,801.

●	On November 11, 2011, we filed a trademark application with the USPTO to protect the intellectual property rights for our company logo “OriginOil”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,800.

●	On January 30, 2012, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On March 12, 2012, we filed a utility patent application and PCT applications with the Korean Receiving Office to protect the intellectual property rights for “Enhancing Algae Growth by Reducing Competing Microorganisms in a Growth Medium”. The inventors listed on the patent application are Michael Green, Scott Fraser, Nicholas Eckelberry, and Jose Sanchez Pina. We are listed as the assignee. On November 27, 2012, the application published with the publication number WO/2012/129031.

●	On April 17, 2012, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Solute Extraction From an Aqueous Medium Using a Modular Device”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On May 18, 2012, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Modular Systems and Methods for Extracting a Contaminant from a Solution”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On May 18, 2012, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Monitoring Systems for Biomass Processing Systems”. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

●	On May 21, 2012, we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Monitoring Systems for Biomass Processing Systems”. The inventors listed on the patent application are Paul Reep and Gavin Grey. We are listed as the assignee.

●	On September 6, 2012, the Australian Patent Office issued patent 2010239380 titled “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of Use Thereof”. This application was nationalized from PCT application PCT/US2010/031756.

●	On September 7, 2012, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Increasing Contact Between Solutes and Solvents in an Aqueous Medium”. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Grey, Jose Sanchez Pina, and Maxwell Roth. We are listed as the assignee.

●	On September 9, 2012, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Increasing Growth of Biomass Feedstocks”. The inventors listed on the patent application are Nicholas Eckelberry, Mike Green, and Jose Sanchez Pina. We are listed as the assignee.

●	On October 10, 2012, we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems and Methods for Increasing Growth of Biomass Feedstocks”. The inventors listed on the patent application are Nicholas Eckelberry, Mike Green, and Jose Sanchez Pina. We are listed as the assignee.

●	On October 15, 2012, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and methods for Developing Terrestrial and Algal Biomass Feedstocks and Bio-refining the Same”. The inventor listed on the patent application is Paul Reep. We are listed as the assignee.

●	On October 18, 2012, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

●	On October 19, 2012, we filed national stage application with the EPO to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced There from”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

●	On January 29, 2013, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On January 30, 2013, we filed a PCT application with the Korean Receiving Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●

On April 17, 2013, we filed a patent application with the USPTO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On April 17, 2013, we filed a PCT application with the USPTO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On April 26, 2013, we filed a patent application with the USPTO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventor listed on the patent application is Jose L. Sanchez Pina. We are listed as the assignee.

●	On July 15, 2013, we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee.

●	On September 9, 2013, we filed a patent application with the EPO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Scott Alexander Fraser. We are listed as the assignee.

●	On December 17, 2013, we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, and Jose L. Sanchez Pina. We are listed as the assignee.

●	On February 27, 2014, we filed a patent application with the USPTO to protect the intellectual property rights for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●

On April 17, 2014, we filed a PCT application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee

●	On April 17, 2014, we filed a PCT application with the USPTO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On April 17, 2014, we filed a PCT application with the USPTO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On June 24, 2014, we filed a patent application with the Australian Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On June 24, 2014, we filed a patent application with the European Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On July 23, 2014, we filed a patent application with the Chinese Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On July 25, 2014, we filed a patent application with the Korean Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On July 28, 2014, we filed a patent application with the Japanese Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●

On October 13, 2014, we filed a patent application with the EPO to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 15, 2014, we filed a patent application with the Malaysian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 16, 2014, we filed a patent application with the Japanese Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 16, 2014, we filed a patent application with the Indian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 17, 2014, we filed a patent application with the Mexican Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 17, 2014, we filed a patent application with the Chinese Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On November 12, 2014, we filed a patent application with the Korean Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On November 17, 2014, we filed a utility patent application with the USPTO to protect the intellectual property rights for “System for removal of suspended solids and disinfection of water”. The inventors listed on the patent application are William Charneski, Nicholas Eckelberry and Dave Anderson. We are listed as the assignee.

●	On December 11, 2014, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Method for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry and Andrew Davies. We are listed as the assignee.

●	On December 10, 2014, the Chinese Patent Office issued patent ZL201080023861.1 titled “Systems, Apparatus and Method for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of Use Thereof”.

●	On December 16, 2014, we filed a CIP application with the USPTO to protect the intellectual property rights for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee.

●	On February 26, 2015, we filed a Utility Patent application with the USPTO to protect the intellectual property rights for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. This application was published under the publication number US-20150191366-A1.

●	On February 27, 2015, we filed a PCT application to protect our international priority rights on intellectual property for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. The publication number is WO 2015-131111.

●	On June 5, 2015, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Systems and Methods for Base and Acid Reaction for Extraction”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On July 8, 2015, we filed a CIP application with the USPTO to protect the intellectual property rights for “Systems and methods for Extracting Non-polar Lipids from an Aqueous Algae Slurry and Lipids Produced Therefrom”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. We are listed as the assignee.

●	On October 15, 2015, we filed a patent application with the Malaysian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On October 16, 2015, we filed a patent application with the Japanese patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On October 19, 2015, we filed a patent application with the Chinese patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On October 20, 2015, we filed a patent application with the EPO to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On October 20, 2015, we filed a patent application with the Australian patent office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On November 12, 2015, we filed a patent application with the Korean patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On November 13, 2015, we filed a patent application with the Indonesian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On November 17, 2015, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems for Removal of Suspended Solids and Disinfection of Water”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Dave Anderson. We are listed as the assignee.

●	On November 17, 2015, we filed a patent application with the Indian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On December 10, 2015, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee.

●	On January 5, 2016, we filed a provisional patent application with the USPTO to protect our intellectual property rights for “Systems and methods for reduction of total organic compounds in wastewater”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On March 10, 2016, we filed a patent application with the Hong Kong patent office to protect our intellectual property rights for “Producing Algae Biomass and Decontaminating Wastewater Utilizing a Series of Reactor Tubes with Mixed Metal Oxide Electrodes”. The inventors listed on the patent application are Nicholas Eckelberry and Jose Luis Sanchez Pina. We are listed as the assignee.

●	On May 13, 2016, the Japanese Patent Office issued patent No. 5931220 titled “Systems and Methods for Harvesting and Dewatering Algae”. This application was nationalized from PCT application WO/2013/116357.

●	On June 2, 2016, we filed a Utility Patent application with the USPTO to protect our intellectual property rights for “Systems and methods for reduction of total organic compounds in wastewater”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On June 3, 2016, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems and methods for reduction of total organic compounds in wastewater”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

In 2008, we abandoned the pursuit of two provisional patent filings filed in relating to “In-Line Lysing And Extraction System for Microorganisms” and “Renewable Carbon Sequestering Method of Producing Pollution Free Electricity”.

In 2009, we abandoned the pursuit of a provisional patent related to “Modular Portable Photobioreactor System”.

In 2010, we abandoned the pursuit of utility patent application related to “Device and Method for Separation, Cell Lysing and Flocculation of Algae from Water” and provisional patent application “Methods and Apparatus for Growing Algae on a Solid Surface”.

In 2011, we abandoned the pursuit of provisional patent application related to “Algae Growth Lighting and Control System”.

In 2012, we abandoned the pursuit of provisional patent filings related to “Multi-Plane Growth Apparatus and Method”, “Systems and Methods for Monitoring and Controlling Algae Growth and Harvesting Cellular Mass and Intracellular Products”, “Method for Extracting Intracellular Products from Microorganisms Using Gas Embolism”, “Algae Harvest Appliance”, “A System, Method And Apparatus To Produce Dewatered And Densified Algae Biomass” and foreign rights for “Bio-Energy Reactor”.

In 2013, we transferred the rights to the patents related to "Bio Energy Reactor", "Algae Growth System for Oil Production" and "Apparatus and Method for Optimizing Photosynthetic Growth in a Photo Bioreactor" to our partner Ennesys in France.

In 2015, we abandoned the pursuit of Australian patent application for “Systems and Methods for Harvesting and Dewatering Algae”.

In 2016, we abandoned the pursuit of provisional patent filings related to “Systems, Methods and Apparatuses for Dewatering, Flocculating and Harvesting Algae Cells”, “Monitoring Systems for Biomass Processing Systems”, “Increasing Contact Between Solutes and Solvents in an Aqueous Medium”, “Systems and Methods for Increasing Growth of Biomass Feedstocks”, and “Harvesting and Dewatering Algae Using a Two-Stage Process”.

None of these abandoned or transferred patents are required for our business or products and we are focusing our efforts on the patent applications listed above.

Research and Development

During the years ended December 31, 2016 and 2015, we invested $502,209 and $814,014, respectively, on research and development of our technologies.  Research and development costs include activities related to development and innovations in the core Electro Water Separation™ (EWS) technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

In one outcome of this investment, OriginClear enhanced its Electro Water Separation technology by pairing it with Advanced Oxidation, for which we filed a patent in the 2nd Quarter of 2016.

OriginClear’s Advanced Oxidation is a patent-pending, chemical-free way to extract dissolved contaminants, such as bacteria, ammonia, pharmaceuticals and solvents. This complements the EWS technology, which effectively clarifies very dirty, oily water so that membranes and filters can do their job without clogging.

Employees

As of March 31, 2017, we have 26 full-time employees.  We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2016 and 2015, we had working capital (deficit) of $(11,056,570) and $(13,471,476), respectively, and shareholders' (deficit) of $(11,798,579) and $(12,753,117), respectively.  For the years ended December 31, 2016 and 2015, we incurred net losses of $(4,145,830) and $(11,615,066).  As of December 31, 2016, we had an aggregate accumulated deficit of $63,229,607.  We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2016 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of March 30, 2017, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $4,663,477. All such debt is payable within the following twelve to forty eight months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

Additionally, on November 1, 2016, the Company received a notice from the OTCQB Marketplace (the “OTCQB”) advising the Company that its bid price has closed below $0.01 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB standards.  Pursuant to the OTCQB standards, the Company has been granted a period of 180 calendar days in which to regain compliance with Section 2.3, or until April 30, 2017.  If, at that time, the Company’s bid price has not closed at or above $0.01 for any ten consecutive trading days then the security will be removed from the OTCQB marketplace and as result it may be difficult to trade in our common stock .

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged during the fiscal year ended December 31, 2016 from a low of $0.0048 to a high of $0.03 on the OTCQB. The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.  As of March 30, 2017, Mr. Eckelberry, our Chief Executive Officer and Chairman, beneficially owns 60,759,645 shares of our common stock (including 60,000,000 shares of our common stock issuable upon the exercise of stock options at a price of $0.0375 per share). Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

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

We failed to maintain effective internal controls over financial reporting and as such the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties partly due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 525 S. Hewitt Street, Los Angeles, California 90013. We rent a portion of a 30,000 square foot corporate building at a current monthly rent of $3,750. PWT, our Dallas based subsidiary, rents approximately a 12,000 square foot facility at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $4,850.

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

Our common stock is quoted on the OTCQB under the symbol “OCLN”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2016
	High	Low
First Quarter	$0.030	0.017
Second Quarter	$0.024	0.008
Third Quarter	$0.015	0.008
Fourth Quarter	$0.019	0.005

	Fiscal Year 2015
	High	Low
First Quarter	$0.12	0.07
Second Quarter	$0.08	0.04
Third Quarter	$0.06	0.03
Fourth Quarter	$0.04	0.02

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 28, 2017, we had approximately 462 holders of record of our common stock.  This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2016 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

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

Today, we are capable of pairing the two technologies as EWS:AOx™, or separately, as the application requires. OriginClear believes that its technology is valuable to the industry because it has the potential to greatly extend the life of membranes and filters by effectively treating very dirty, oily water, while reducing chemical use significantly.

OriginClear also believes that its Advanced Oxidation technology will help neutralize harmful micro-contaminants, such as industrial solvents, which is difficult or impossible to achieve with other technologies.

Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

Technology Licensing

For its first eight years of operations, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the OriginClear Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2016, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2016 and 2015.

	Year Ended
	December 31, 2016	December 31, 2015
Revenue	$5,071,095	$954,470
Cost Of Goods Sold	3,589,165	841,903
Operating Expenses, Depreciation and Amortization	5,071,644	7,079,124

Loss from Operations before Other Income/(Expense)	(3,589,714)	(6,966,557)

Other Income/(Expense)	(556,116)	(4,648,509)

Net Loss	$(4,145,830)	$(11,615,066)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2016 and 2015 was $5,071,095 and $954,470, respectively. Cost of sales for the year ended December 31, 2016 and 2015, was $3,589,165 and $841,903, respectively. The revenue and cost of sales for 2016 included full year activity from PWT and OriginClear Hong Kong subsidiaries. The increase in revenue and cost of sales was due to the acquisition of PWT.

We have experienced strong revenue growth since 2015, primarily as a result of the acquisition of PWT on October 1, 2015.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2016 and 2015, were $1,849,639 and $2,042,312, respectively, which included full year activity from PWT and OriginClear Hong Kong subsidiaries.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2016 and 2015, were $2,674,318 and $4,200,200, respectively, which included full year activity from PWT and OriginClear Hong Kong subsidiaries.

Research and Development Cost

Research and development (“R&D”) costs decreased by $311,805 to $502,209 for the year ended December 31, 2016, compared to $814,014 for the year ended December 31, 2015.  The decrease in overall R&D costs was primarily due to a decrease in the purchase of durable items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) decreased by $4,092,393 to $(556,116) for the year ended December 31, 2016, compared to $(4,648,509) for the year ended December 31, 2015. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $4,595,071, and interest expense of $780,514, which includes non-cash amortization of debt discount of $487,693, offset by an increase in fair value of financing cost of $67,268, gain on sale of assets of $14,318, other income of $9,396, commitment fees of $1,191,451, penalties of $753, and foreign exchange gain of $6.

Net Loss

Our net loss decreased by $7,469,236 to $4,145,830 for the year ended December 31, 2016, compared to $11,615,066 for the year ended December 31, 2015. The majority of the decrease in net loss was due primarily to an increase in revenue due to the acquisition of PWT and decrease in other income and (expenses) associated with the derivatives.  Currently operating costs exceed revenue because sales are not yet sufficient to cover costs.  We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2016, we incurred a net loss of $4,145,830 and cash used in operations of $1,599,513. As of December 31, 2016, we had a working capital deficiency of $11,056,570 and a shareholders’ deficit of $11,798,579. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2016 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the year ended December 31, 2016, and have standing purchase orders and open invoices with customers. Management believes this funding will continue from our current investors and has also obtained funding from new investors. Management believes the existing shareholders, the prospective new investors and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2016 and December 31, 2015, we had cash of $351,321 and $695,295, respectively and working capital deficit of $11,056,570 and $13,471,476 respectively.  The decrease in working capital deficit was due primarily to a decrease in accounts receivable, work in progress, accounts payable, non-cash derivative liabilities, and convertible notes, with an increase in cost in excess of billing, prepaid expenses, accrued expenses and other assets.

During the year ended December 31, 2016, we raised an aggregate of $125,000 in an offering of unsecured convertible notes.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(1,599,513) for the year ended December 31, 2016, compared to $(3,010,710) for the year ended December 31, 2015. The decrease of $1,411,197 in cash used in operating activities was due primarily to the net decrease in net loss due to the overall decrease in general and administrative expenses as well as research and development.. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows provided by (used) in investing activities for the year ended December 31, 2016 and 2015 were $(10,133) and $346,843 respectively.  The net decrease in cash provided in investing activities was due to the acquisition of our PWT subsidiary in the prior year.

Net cash flows provided by financing activities was $1,265,717 for the year ended December 31, 2016, as compared to $3,160,731 for the prior year ended December 31, 2015.  The decrease in cash provided by financing activities was due to a decrease in debt financing with the issuance of convertible notes and a decrease in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Additional Information

Between March 17, 2017 and March 29, 2017, the Company sold, in a private placement, an aggregate of 5,800,000 shares of its common stock to accredited investors for an aggregate consideration of $29,000 (the “Offering”). The shares issued in this Offering are subject to price protection for a period of one year from the issuance of the share, if under certain circumstances, the Company will issue additional shares of common stock of the Company for no additional consideration to the subscribers thereunder. The subscribers agree to the lock-up provision, under which subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

On March 27, 2017, the Company received the unanimous written consent of the holder of a majority of the issued and outstanding shares of capital stock of the Company, pursuant to which it was approved that the Board of Directors be permitted, but not required, to effectuate a reverse stock split of the Company’s common stock by a ratio of not less than one (1) for two (2) and not more than one (1) for one hundred (100) (the “Range”), with the exact ratio to be set at a whole number within the Range as determined by the Board in its sole discretion.

On March 28, 2017, holders of convertible promissory notes converted an aggregate principal and interest amount of $134,138 into an aggregate of 56,256,401 shares of the Company’s common stock

On March 29, 2017, the Company issued to three employees an aggregate of 12,142,858 shares of the Company’s common stock in lieu of cash consideration.

On March 29, 2017, the Company issued to two members of the Board of Directors an aggregate of 6,000,000 shares of the Company’s common stock for services in lieu of cash consideration.

On March 29, 2017, the Company issued to consultants an aggregate of 7,000,000 shares of the Company’s common stock in lieu of cash consideration.

The issuances of the securities under the caption Additional Information, were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties partly due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

To address the significant deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these significant deficiencies are primarily due to the continued integration of the 2015 acquisitions of Progressive Water Treatment, Inc., specifically as pertains to revenue recognition. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The Company intends to add additional resources and controls during year 2017 to mitigate the above significant deficiency.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each. There are no family relationships among any of our directors and executive officers.

Name	Age	Position
T. Riggs Eckelberry	65	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Anthony Fidaleo	58	Director

Jean-Louis Kindler	54	Chief Commercial Officer and Director

Byron Elton	62	Director

T. Riggs Eckelberry - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer and Chief Commercial Officer for the years ended 2016 and 2015:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting CFO, President,	2016	322,500	40,000						362,500
Secretary & Treasurer and CEO	2015	260,000	190,000	–	–	–	–	–	450,000

Jean Louis Kindler	2016	144,000	4,500						148,500
Chief Commercial Officer	2015	144,000	20,900	–	–	–	–	–	164,900

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

T. Riggs Eckelberry (1)(2)(3)	759,645	–	–	0.43	April 12, 2018
	5,000,000	–	–	0.04	October 6, 2020
	55,000,000	–	–	0.04	October 6, 2020

Jean Louis Kindler (4)(5)	5,000,000	–	–	0.04	October 6, 2020
	5,000,000	–	–	0.04	October 6, 2020

(1)	On April 12, 2013, Mr. Eckelberry was granted options to purchase 759,645 shares of our common stock which are fully vested, exercisable at $0.43 per share and expire 5 years from the date of grant.

(2)	On October 6, 2015, Mr. Eckelberry was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan. 50% of these options vested on option grant date and 50% vested on October 6, 2016. These options are exercisable at $0.0375 per share and expire 5 years from the date of grant.
(3)	On October 6, 2015, Mr. Eckelberry was granted options to purchase 55,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan. These options are fully vested, exercisable at $0.0375 per share and expire 5 years from the date of grant.
(4)	On October 6, 2015, Mr. Kindler was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan, of which 50% vested on the option grant date and 50% vested on October 6, 2016. These options are exercisable at $0.0375 per share and expire 5 years from the date of grant.
(5)	On October 6, 2015, Mr. Kindler was granted options to purchase 5,000,000 shares of our common stock under the Company’s 2015 Equity Incentive Plan which will vest upon specific milestones being met, exercisable at $0.0375 per share and expiring 5 years from the date of grant.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2016, our Chief Executive Officer received bonus payments of $40,000.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2016.

Name	Fees Earned ($)	Stock Awards ($) (1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Riggs Eckelberry
Jean Louis Kindler
Anthony Fidaleo (2)		$9,500
Byron Elton (3)		$9,500

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.
(2) (3)	On August 10, 2016, Mr. Fidaleo was issued 1,000,000 shares of our common stock. On August 10, 2016, Mr. Elton was issued 1,000,000 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2017 by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 1,058,011,175 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)	60,759,645		6%

Jean-Louis Kindler, Director (3)	5,003,333	*

Anthony Fidaleo, Director (4)	2,250,000	*

Byron Elton, Director (5)	2,100,000	*

Directors and executive officers as a group (4 persons) (6)	70,112,978	7%

* Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 525 S. Hewitt Street, Los Angeles, California 90013.
(2)	Includes 60,000,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share and 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per share.
(3) (4) (5)

Includes 5,000,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share.

Includes 500,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share.

Includes 500,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share.

(6)	Includes 66,000,000 common stock issuable upon exercise of stock options at a price of $0.0375 per share and 759,645 shares of common stock issuable upon exercise of stock options at a price of $0.43 per shares.

On October 1, 2015, the Company filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series A Preferred Stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock had a par value of $0.0001 per share and provided supermajority voting rights to the holders of Series A Preferred Stock to effect equity incentive plans of the Company. The Series A Preferred Shares did not have a dividend rate or liquidation preference and were not convertible into shares of common stock.

On March 30, 2017, the Company filed a Certificate of Withdrawal of the Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada following the mutual agreement between the Company and the holder of the Series A Preferred Stock to irrevocably cancel all of the 1,000 shares of Series A Preferred Stock outstanding.

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

On March 15, 2017, the Company filed a Certificate of Designation for its Series C Preferred Stock with the Secretary of State of Nevada (the “Certificate of Designation”) designating 1,000 shares of its authorized preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock have a par value of $0.0001 per share. The Series C Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to 51% of the total vote (representing a super majority voting power) on all shareholder matters of the Company. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series C Preferred Stock.

The shares of the Series C Preferred Stock shall be automatically redeemed by the Company at their par value on the first to occur of the following triggering events: (i) on the date that Mr. Eckelberry ceases, for any reason, to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series C Preferred Stock set forth in the Certificate of Designation.

Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series C Preferred Stock, or effecting any reclassification of the Series C Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series C Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series C Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series C Preferred Stock.

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

The following table summarizes information concerning the 2009 Plan, 2012 Plan, 2013 Plan, 2015 Plan and other options outstanding as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	91,884,144	.04	37,532,167
Equity compensation plans not approved by security holders
Total	91,884,144	.04	37,532,167

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Item 11 under “Executive Compensation,” since January 1, 2016 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2016 and 2015 were $86,457 and $64,572 respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2016 and 2015.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

For the fiscal years ended December 31, 2016 and 2015 the audit committee considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our audit committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-auditing services, provided that decisions of such subcommittee to grant pre-approval is presented to the full audit committee at its next scheduled hearing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 *
10.1	Non-Statutory Stock Option Agreement dated October 6, 2015 (10)
10.2	OriginClear, Inc. 2015 Equity Incentive Plan (11)
10.3	Amended and Restated Non-Statutory Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company (12)
10.4	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (13)
10.5	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (14)
31	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (15)*
32	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (15)*
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s 10-Q for the Quarter ended September 30, 2015 filed with the SEC on November 16, 2015.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(12)	Incorporated by reference to the Company’s Current Report on From 8-K filed with the SEC on January 8, 2016.
(13)	Incorporated by reference to the Company’s 10-Q for the Quarter ended March 31, 2016 filed with the SEC on May 16, 2016.
(14)	Incorporated by reference to the Company’s 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(15)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 31, 2017.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 31, 2017	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director, Chief Executive Officer and Acting Chief Financial Officer

Date: March 31, 2017	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: March 31, 2017	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: March 31, 2017	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

OriginClear, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OriginClear, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A
Liggett & Webb, P. A.

New York, New York
March 31, 2017

 ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$351,321	$695,295
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	382,895	1,066,223
Cost in excess of billing	47,612	16,748
Other receivable	-	100,000
Work in progress	86,085	95,366
Prepaid expenses	42,128	30,477

TOTAL CURRENT ASSETS	910,041	2,004,109

NET PROPERTY AND EQUIPMENT	161,912	197,257

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	682,145	487,447
Trademark	4,467	4,467
Security deposit	3,500	9,650

TOTAL OTHER ASSETS	709,650	521,102

TOTAL ASSETS	$1,781,603	$2,722,468

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$480,064	$604,393
Accrued expenses	715,281	487,734
Billing in excess of cost	-	503,718
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	-	150,000
Derivative liabilities	8,702,083	9,317,475
Convertible promissory notes, net of discount of $591,835 and $161,857, respectively	1,935,233	4,278,315

Total Current Liabilities	11,966,611	15,475,585

Long Term Liabilities
Convertible promissory notes, net of discount of $11,429 and $0, respectively	1,613,571	-

Total Long Term Liabilities	1,613,571	-

Total Liabilities	13,580,182	15,475,585

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized
1,000 shares of Series A issued and outstanding, respectively	-	-
6,666 and 10,000 shares of Series B issued and outstanding, respectively	1	1
Common stock, $0.0001 par value, 2,500,000,000 shares authorized 749,995,940 and 232,588,828 shares issued and outstanding, respectively	74,999	23,258
Preferred treasury stock,1000 and 0 shares outstanding, respectively	-	-
Additional paid in capital	51,356,120	46,307,448
Accumulated other comprehensive loss	(92)	(47)
Accumulated deficit	(63,229,607)	(59,083,777)

TOTAL SHAREHOLDERS' DEFICIT	(11,798,579)	(12,753,117)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,781,603	$2,722,468

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015

Sales	$5,071,095	$954,470

Cost of Goods Sold	3,589,165	841,903

Gross Profit	1,481,930	112,567

Operating Expenses
Selling and marketing expenses	1,849,639	2,042,312
General and administrative expenses	2,674,318	4,200,200
Research and development	502,209	814,014
Depreciation and amortization expense	45,478	22,598

Total Operating Expenses	5,071,644	7,079,124

Loss from Operations	(3,589,714)	(6,966,557)

OTHER (EXPENSE) INCOME
Other income	400	9,796
Gain on sale of asset	-	14,318
Fair value of debt financing cost	(210,440)	(143,172)
Commitment fee	(1,243,148)	(51,697)
Gain on net change in derivative liability	1,738,154	(2,856,917)
Interest expense	(841,082)	(1,620,837)

TOTAL OTHER (EXPENSE) INCOME	(556,116)	(4,648,509)

NET LOSS	$(4,145,830)	$(11,615,066)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.01)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	436,475,035	159,667,650

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31,2014	-	$-	99,748,172	$9,975	$40,258,419	$-	$(47,468,711)	$(7,200,317)

Common stock issued for exercise of warrants for cash	-	-	6,840,291	684	302,997	-	-	303,681

Common stock issued in a private placement for cash	-	-	35,568,348	3,557	1,038,493	-	-	1,042,050

Common stock issuance for conversion of debt	-	-	61,363,210	6,136	1,452,927	-	-	1,459,063

Common stock issuance of supplemental shares	-	-	3,857,206	385	51,311	-	-	51,696

Common stock issued at fair value for services	-	-	25,211,601	2,521	1,258,000	-	-	1,260,521

Stock compensation cost	-	-	-	-	1,739,620	-	-	1,739,620

Beneficial conversion feature	-	-	-	-	26,834	-	-	26,834

Other comprehensive loss	-	-	-	-	-	(47)	-	(47)

Preferred A shares issued	1,000	-			-			-

Preferred B shares issued in connection with PWT	10,000	1			1,499,999			1,500,000

Derivative liability - Preferred B shares	-	-	-	-	(1,321,152)	-	-	(1,321,152)

Net loss for the years ended December 31, 2015	-	-	-	-	-	-	(11,615,066)	(11,615,066)
Balance at December 31, 2015	11,000	1	232,588,828	23,258	46,307,448	(47)	(59,083,777)	(12,753,117)
Common stock issuance for cash	-	-	117,821,672	11,782	1,128,935	-	-	1,140,717

Common stock issuance for conversion of debt	-	-	135,812,528	13,581	766,084	-	-	779,665

Common stock issuance for settlement of accounts payable	-	-	18,910,088	1,891	173,109	-	-	175,000

Common stock issued at fair value for services	-	-	113,407,052	11,341	1,200,762	-	-	1,212,103

Common stock issuance of make good shares	-	-	114,785,772	11,479	1,231,669	-	-	1,243,148

Common stock issued for conversion of preferred stock	(3,334)		16,670,000	1,667	(1,667)	-	-	-

Stock compensation cost	-	-	-	-	533,009	-	-	533,009

Beneficial conversion feature	-	-	-	-	16,771	-	-	16,771

Other comprehensive loss	-	-	-	-	-	(45)	-	(45)

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(4,145,830)	(4,145,830)

Balance at December 31, 2016	7,666	$1	749,995,940	$74,999	$51,356,120	$(92)	$(63,229,607)	$(11,798,579)

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,145,830)	$(11,615,066)
Adjustment to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	45,478	22,598
Common stock and warrants issued for services	1,212,103	1,260,521
Stock option and warrant compensation expense	533,009	1,739,620
Gain on net change in valuation of derivative liability	(1,738,154)	2,856,917
Fair value of debt financing cost	210,440	143,172
Debt discount and original issue discount recognized as interest expense	487,693	1,264,938
Commitment fee	1,243,148	51,697
Gain on sale of asset	-	(14,318)
Change in Assets (Increase) Decrease in:
Contracts receivable	683,328	(93,466)
Cost in excess of billing	(30,864)	68,811
Other receivable	100,000	(100,000)
Prepaid expenses	(11,651)	16,005
Work in progress	9,281	(8,243)
Other asset	(194,698)	18,097
Change in Liabilities Increase (Decrease) in:
Accounts payable	306,567	652,715
Accrued expenses	344,355	267,839
Billing in excess of cost	(503,718)	355,117
Deferred income	(150,000)	102,430

NET CASH (USED IN) OPERATING ACTIVITIES	(1,599,513)	(3,010,616)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	-	9,100
Cash from acquisition of subsidiary	-	451,431
Purchase of fixed assets	(10,133)	(113,688)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,133)	346,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	125,000	1,815,000
Proceeds for issuance of common stock	1,140,717	1,345,731

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,265,717	3,160,731

Foreign currency effect on cash flow	(45)	(47)

NET (DECREASE) INCREASE IN CASH	(343,974)	496,911

CASH BEGINNING OF YEAR	695,295	198,384

CASH END OF YEAR	$351,321	$695,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,199	$878
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$430,896	$432,048
Beneficial conversion feature on convertible note	$16,771	$-
Common stock issued for supplemental shares	$1,243,148	$51,696
Common stock issued for conversion of debt and accrued interest	$779,665	$1,456,973
Common stock issued for settlement of accounts payable	$175,000	$-
Preferred stock issued for acquisition of PWT	$-	$1,500,000

The accompanying notes are an integral part of these audited consolidated financial statements

 ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007 to develop and market a renewable oil technology. The Company began its’ planned principle operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear (HK) Company Limited (“OCHK”), formerly OriginOil (HK) Limited, in Hong Kong, China. The Company granted OCHK a master license for the People’s Republic of China. In turn, OCHK is expected to license regional joint ventures for frack and waste treatment. A research and manufacturing center is also planned. As of December 31, 2016, OCHK has limited assets and operations.

On October 1, 2015, the Company completed the acquisition of 100% of the total issued and outstanding stock of Progressive Water Treatment, Inc. (“PWT”) and is included in these consolidated financial statements as a wholly owned subsidiary. See Note 3.

Line of Business

OriginClear is a leading provider of water treatment solutions and the developer of a breakthrough water cleanup technology.  The Company’s technology integrates easily with other industry processes and can be embedded into larger systems through licensing and joint ventures. Through the acquisition of Progressive Water Treatment Inc., the Company is primarily engaged in providing water treatment systems and services for a wide variety of applications and component sales.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2016, the Company did not generate significant revenue, incurred a net loss of $4,145,830 and used cash in operations of $1,599,513.  As of December 31, 2016, the Company had a working capital deficiency of $11,056,570 and a shareholders’ deficit of $11,798,579.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2016 expressed substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2016, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock. The Company also generated revenue of $5,071,095 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes this funding will continue from its’ current investors and from new investors. Management believes the existing shareholders, the prospective new investors and revenue from operations will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., and OriginClear (HK) Company, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2016, the cash balance in excess of the FDIC limits was $1,327. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Loss per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2016	2015
(Loss) to common shareholders (Numerator)	$(4,145,830)	$(11,615,066)

Basic and diluted weighted average number of common shares outstanding denominator	503,413,873	159,667,650

The Company has excluded 129,412,311 stock options, 17,710,925 warrants, and the shares issuable from convertible debt of $4,152,068 and shares issuable from convertible preferred stock for the year ended December 31, 2016 because their impact on the loss per share is anti-dilutive.

The Company has excluded 119,404,644 stock options, 23,297,108 warrants, and the shares issuable from convertible debt of $4,440,172 and shares issuable from convertible preferred stock for the for the year ended December 31, 2015 because their impact on the loss per share is anti-dilutive.

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

The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The liability “Billings in excess of costs” represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The cost in excess of billings for the years ending December 31, 2016 and 2015, were $47,612 and $16,748, respectively. The billing in excess of cost was for the years ending December 31, 2016 and 2015, was $0 and $503,718, respectively.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Percentage of completion (Continued)

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of December 31, 2016 and 2015, respectively. The net contract receivable balance was $382,895 and $1,066,223 at December 31, 2016 and 2015, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2016 and 2015, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $502,209 and $814,014 for the years ended December 31, 2016 and 2015, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $189,429 and $164,463 for the years ended December 31, 2016 and 2015, respectively.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2016 and 2015.

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability, December 31, 2016	$8,702,083	$-	$-	$8,702,083
Derivative Liability, December 31, 2015	$9,317,475	$-	$-	$9,317,475

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2015	$4,052,401
Fair Value of derivative liabilities issued	2,408,157
Loss on conversion of debt and change in derivative liability	2,856,917
Balance as of December 31, 2015	$9,317,475
Fair Value of derivative liabilities issued	1,122,762
Gain on conversion of debt and change in derivative liability	(1,738,154)
Balance as of December 31, 2016	$8,702,083

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments (Continued)

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2016	12/31/2015
Risk free interest rate	.01% - 1.02%	.14% - 1.31%
Stock volatility factor	4.72% - 189.09%	35.80% - 103.83%
Weighted average expected option life	6 months - 5 years	6 months - 2.75 year
Expected dividend yield	None	None

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Management reviewed currently issued pronouncements during the year ended December 31, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.    BUSINESS ACQUISITION

On October 1, 2015, the Company acquired 100% of the issued and outstanding stock of Progressive Water Treatment, Inc. (PWT) for a convertible promissory note in the principle amount of $1,500,000. The acquisition was accounted for under ASC 805. PWT is engaged in providing water treatment systems and services for a wide variety of applications and component sales. The acquisition is designed to enhance our services in water treatment. PWT became a wholly-owned subsidiary of the Company.

The Company acquired PWT through the transfer of all issued and outstanding shares of PWT in exchange (the “Exchange”) for 10,000 shares of a new series of preferred stock, the Series B Preferred Stock, filed with the State of Nevada by the Company on October 1, 2015.

Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share, including a makegood provision at $0.01 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. The Series B Preferred Stock is entitled to vote with holders of the Company’s common stock on all corporate actions, including the election of the Company’s directors. The holders of the Series B Preferred Stock are entitled to cast one vote for each share of Series B Preferred Stock owned. This brief description of the Certificate of Designation is only a summary of the material terms and is qualified in its entirety by reference to the full text of the form of the Certificate of Designation as attached to this Current Report on as Exhibit 3.8.

The acquisition was accounted for under ASC 805. PWT is engaged in providing water treatment systems and services for a wide variety of applications and component sales. The acquisition is designed to enhance our services in water treatment. PWT became a wholly-owned subsidiary of the Company.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

3.    BUSINESS ACQUISITION (Continued)

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

	12/31/2016	12/31/2015
Convertible promissory note	$1,500,000	$1,500,000
Total purchase price	$1,500,000	$1,500,000

Tangible assets acquired	$1,549,700	$1,549,700
Liabilities assumed	(731,845)	(537,147)
	$817,855	$1,012,553
Goodwill	682,145	487,447
Total purchase price	$1,500,000	$1,500,000

As of December 31, 2016, the Company has not identified any intangible assets other than goodwill. The above fair value of the intangible assets of PWT is based on a final purchase price allocation prepared by management. Any adjustments after the preliminary purchase price allocation period, will be recorded as adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of PWT had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Year Ended December 31, 2015
Total Revenues	$4,999,834
Net Income (Loss)	$(11,545,002)
Basic and Diluted Net Income (Loss) Per Common Share	$(0.07)

4.    PROPERTY & EQUIPMENT

Property and Equipment consists of the following as of December 31, 2016 and 2015:

	2016	2015

Machinery & equipment	$164,904	155,019
Furniture & fixtures	27,452	27,452
Computer equipment	53,842	53,594
Vehicles	31,358	31,358
Leasehold improvements	26,725	121,639
	304,281	389,062
Less accumulated depreciation and amortization	(142,369)	(191,805)

	$161,912	197,257

During the years ended December 31, 2016 and 2015, depreciation and amortization expense was $45,478 and $22,598, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

5.    CAPITAL STOCK

Preferred Stock

On April 10, 2015, the Corporation filed a Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada (the “Old Series A Certificate of Designation”) designating 1, 000 shares of its authorized preferred stock as Series A Preferred Stock, par value $0.0001 per share. On July 9, 2015, the 1,000 shares of Old Series A Preferred Stock issued to T. Riggs Eckelberry were automatically redeemed by the Corporation, and there are no shares of Old Series A Preferred Stock outstanding. The Board of Directors approved the cancellation of the Old Series A Shares and withdrawal of the Old Series A Certificate of Designation.

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which will consist of 10,000 shares (the “Series B Preferred Stock”). On October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and Series B Shares were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the original issue date; and the remaining one third (1/3) may be converted beginning three years after the original issue date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price set forth in Section 1.2 of the agreement shall be adjusted to reflect the lower of $0.03 or the price of the Company’s Common Stock calculated using the average closing prices of the Company’s Common Stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.01 per share, the adjusted conversion price shall be $0.01 per share. See Note 3.

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

During the year ended December 31, 2016, the Company issued 16,670,000 shares of common stock upon conversion of 3,334 shares of preferred stock at a price of $0.03 per share, plus 33,340,000 make good shares at a price of $0.01 per share.

On September 29, 2015, the Board of Directors of OriginClear, Inc. (the “Company”) adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series A Preferred Stock, par value $0.0001 per share, (“New Series A Preferred Stock”) providing for supermajority voting rights to holders of New Series A Preferred Stock. The Board believes that it is in the best interest of the stockholders of the Corporation that the New Series A Preferred Stock be issued to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry. Upon filing of the New Series A Preferred Stock Certificate of Designation in accordance with the provisions of Nevada law, the Board authorized the Corporation to issue 1,000 shares of New Series A Preferred Stock to Mr. Eckelberry.

Common Stock

Year ended December 31, 2016

The Company issued 117,821,672 shares of common stock through a private placement at a price of $0.01 per share for cash in the amount of $1,140,717.

The Company issued 135,812,528 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $669,000, plus interest in the amount of $110,665, based upon conversion prices of $0.00975 up to $0.035.

The Company issued 18,910,088 shares of common stock for the settlement of accounts payable with a fair value of $175,000.

The Company issued 81,445,772 shares of common stock for supplemental shares based on an agreement entered into with the subscribers of the original subscription agreement. Under the terms of the supplemental agreement, if at any time within eighteen (18) months following the issuance of shares to the subscriber (the “Adjustment Period”) the market price (as defined below) of the Company's common stock is less than the price per share,  then the price per  share shall be reduced one time to the market price (the "Adjusted Price") such that the Company shall promptly issue additional shares of the Company's common stock to the Subscriber for no additional  consideration, in an amount sufficient that the aggregate purchase price, when divided by the total number of shares purchased thereunder plus those shares of common stock issued as a result of the dilutive Issuance will equal the adjusted price.  For the purposes hereof: the ''Market Price" shall mean the average closing price of the Company's common stock for any ten (10)  consecutive trading days during the Adjustment Period.

The Company issued 113,407,052 shares of common stock for services at fair value of $1,212,103.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

5.    CAPITAL STOCK (Continued)

Common Stock (Continued)

Year ended December 31, 2015

The Company issued 35,568,348 shares of common stock through a private placement at a price of $0.03 per share for cash in the amount of $1,042,050.

The Company issued 6,840,291 shares of common stock for exercise of the purchase warrants in the amount of 6,840,291 for prices ranging from $0.02 to $0.05 per share for cash in the amount of $303,681.

The Company issued 49,163,259 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $965,000, plus interest in the amount of $108,442, based upon conversion prices of $0.00975 up to $0.14.

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

The Company issued 25,211,601 shares of common stock for services at fair value of $1,260,521.

6.    CONVERTIBLE PROMISSORY NOTES

Convertible promissory notes payable consist of the following as of December 31, 2016 and 2015:

	2016	2015

Convertible Promissory Notes	$3,280,000	$3,735,000
OID Notes	184,125	273,125
Convertible Note	687,943	432,047
Total Notes	4,152,068	4,440,172
Debt Discount	(603,264)	(161,857)

	$3,548,804	$4,278,315

On various dates the Company entered into unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), that mature between six and sixty months from the date of issuance and bear interest at 10% per annum. The Notes mature on various dates through March 17, 2021. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.02 to $0.18 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the year ended December 31, 2016, the Company issued 125,341,939 shares of common stock upon conversion of $580,000 in aggregate principal, plus accrued interest of $110,665. As of December 31, 2016, the Notes had an aggregate remaining balance of $1,955,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,691 during the year ended December 31, 2016.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

6.    CONVERTIBLE PROMISSORY NOTES (Continued)

On February 24, 2015, the OID Notes with an aggregate remaining principle balance of $273,124, plus accrued interest of $13,334 were amended. The Notes are unsecured convertible promissory notes (the “OID Notes”), that included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended and matured on various dates through September 19, 2014. On each maturity date, each note was extended one year from its maturity date through September 19, 2015. On February 24, 2015, the Notes were amended and had a maturity date of December 31, 2015. The Notes were extended through April 2020. The Notes were analyzed under ASC 470 (Extinguishment & Modification of debt) to determine if there was a 10% change between the fair value of the embedded conversion option immediately before and after the modification or exchange. The change of the fair value of the conversion feature was greater than 10% of the carrying value of the debt. As a result, in accordance with ASC 470-50, the Company deemed the terms of the amendment to be substantially different and treated the convertible note as an extinguishment. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $0.4375. After the amendment the conversion price changed to the lesser of $0.08 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  On May 19, 2015, a holder of a note with a more favorable term converted a note at a price of $0.02, which became part of this note due to the reset provision mentioned above. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the notes. During the year ended December 31, 2016, the Company issued 10,470,588 shares of common stock upon partial conversion of principal in the amount of $89,000, leaving a remaining balance of $184,124.

The Company entered into various, unsecured convertible Notes (the “Convertible Promissory Notes” or “Notes”), for an aggregate amount of $1,900,000 on various dates ending on May 19, 2016. As of December 31, 2016, the Company has received tranches in the aggregate of $1,325,000. The notes matured between nine and sixty months from the date of each tranche and bears interest at 10% per annum. The Notes were extended and mature on various dates ending on May 17, 2021. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.02 to $0.18 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The Notes include customary default provisions related to payment of principal and interest and bankruptcy or creditor assignment.  In the event of default, the Notes shall become immediately due and payable at the mandatory default amount. The mandatory default amount is 150% of the Note amount and such mandatory default amount shall bear interest at 10% per annum.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $108,550 during the year ended December 31, 2016.

On September 30, 2015, the Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note meet the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. On February 12, 2016, the Company issued 18,910,088 shares of commons stock upon conversion of $175,000 in principal, leaving a remaining balance of $257,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $216,024 during the year ended December 31, 2016.

On March 31, 2016, the Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative at the time it was entered into and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $161,428 during the year ended December 31, 2016.

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

The derivative liability recognized in the financial statements as of December 31, 2016 was $8,702,083.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

On September 29, 2015, the Board of Directors adopted a new OriginClear, Inc., 2015 Equity Incentive Stock Option Plan (the “2015 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for One Hundred Sixteen Million Fifty Thousand (116,050,000) shares of Common Stock. On October 2, 2015, the Board of Directors amended the number of shares to reserve for issuance to 160,000,000 shares. Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant.

During the year ended December 31, 2016, the Company granted 1,500,000 shares of incentive stock options to employees, and 15,000,000 shares of non-statutory options to consultants. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. The stock options mature on March 29, 2021 and October 17, 2021, at prices of $0.0084 and $0.0375.

With respect to Non-Statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

7.    OPTIONS AND WARRANTS (Continued)

Options (Continued)

A summary of the Company’s stock option activity and related information follows:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	119,404,644	$0.050	4,404,643	$0.43
Granted	16,500,000	$0.009	116,050,000	$0.04
Exercised	-	$-	-	$-
Forfeited/Expired	(6,492,333)	$0.070	(1,049,999)	$0.41
Outstanding, end of year	129,412,311	$0.043	119,404,644	$0.05
Exercisable at the end of year	91,880,144	$0.049	73,609,937	$0.05
Weighted average fair value of options granted during the year		$0.009		$0.04

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of December 31, 2016 was as follows:

			Weighted
			Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.19 - 4.20	1,829,645	1,626,520	5.59 - 7.77
$0.29 - 0.44	1,132,666	920,291	6.71
$0.04	126,450,000	89,333,333	3.77 - 4.80
	129,412,311	91,880,144

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the years ended December 31, 2016 and 2015 were $533,009 and $1,739,620, respectively.

Restricted Stock to CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 60,000,000 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 30,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 30,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 60,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 30,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 30,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

7.    OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 30,000,000 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 15,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 15,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 20,000,000 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 10,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 10,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with two of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides to each of the consultants the issuance of up to 10,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 5,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 5,000,000 shares to each of the consultants, its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the year ended December 31, 2016, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding -beginning of year	23,297,108	$0.21	30,946,563	$0.27
Granted	-	$-	-	$-
Exercised	-	$-	(4,923,624)	$0.15
Forfeited	(5,586,183)	$0.16	(2,725,831)	$0.68
Outstanding - end of year	17,710,925	$0.18	23,297,108	$0.21

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

7.    OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

At December 31, 2016, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.15 - 0.65	16,769,233	16,769,233	0.49 - 1.45
$0.25 - 1.75	100,000	100,000	5.88
$0.90	841,692	841,692	0.32 - 1.72
	17,710,925	17,710,925

At December 31, 2016, the aggregate intrinsic value of the warrants outstanding was $17,710,925.

8.    INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2016 and 2015, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2016 and 2015, the Company did not recognize interest and penalties.

At December 31, 2016, the Company had net operating loss carry-forwards of approximately $31,163,800, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Book loss	$(1,658,300)	$(4,646,020)
Tax to book differences for deductible expenses	(16,300)	21,920
Tax non deductible expenses	919,200	2,926,750

Valuation Allowance	755,400	1,697,350

Income tax expense	$-	$-

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

8.    INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of December 31,

	2016	2015
Deferred tax assets:
NOL carryover	$12,465,500	$11,838,190
Other carryovers	379,100	757,030

Deferred tax liabilites:
Depreciation	(24,600)	830

Less Valuation Allowance	(12,820,000)	(12,596,050)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

9.    FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear (HK) Limited (“OCHK”), in Hong Kong, China. The Company granted OCHK a master license for the People’s Republic of China. In turn, OCHK is expected to license regional joint ventures for frack and waste treatment. A research and manufacturing center are also planned.

10.   COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company entered into an agreement for office space located in Los Angeles, California for an initial term starting from May 1, 2016 to July 31, 2016. The term automatically renewed for successive periods until terminated in accordance with the agreement.

Operating Lease – Related Party

The Company entered into a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,850 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2016.

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

11.   CONCENTRATIONS

Major Customers

PWT had two major customers for the year ended December 31, 2016. The customers represented 58.74% of billings for the year ending December 31, 2016. The contract receivable balance for the customers was $172,589 at December 31, 2016.

PWT had three major customers for the three months ending December 31, 2015. The customers represented 72.6% of billings for the three months ending December 31, 2015. The contract receivable balance for the customers was $810,093 at December 31, 2015.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

11.   CONCENTRATIONS (Continued)

Major Suppliers

PWT had four major vendors for the year ended December 31, 2016. The vendors represented 59.79% of total expenses in the year ending December 31, 2016. The accounts payable balance due to the vendors was $38,554 at December 31, 2016. Management believes no risk is present with the vendors due to other suppliers being readily available.

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

12.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between January 6, 2017 and March 28, 2017, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $285,000, plus unpaid interest of $49,212 into an aggregate of 143,284,370 shares of the Company’s common stock.

Between January 17, 2017 and March 29, 2017, the Company issued 66,937,500 shares of common stock for services at a fair value of $343,582.

In connection with certain one-time make good agreements, between January 31, 2017 and February 28, 2017, the Company issued an aggregate of 7,093,305 shares of its common stock to certain holders of its common stock.

Between January 12, 2017 and March 29, 2017, the Company sold, in a private placement, an aggregate of 84,700,000 shares of its common stock to accredited investors for an aggregate consideration of $423,500 (the “Offering”). The shares issued in this Offering are subject to price protection for a period of one year from the issuance of the share, if under certain circumstances, the Company will issue additional shares of common stock of the Company for no additional consideration to the subscribers thereunder. The subscribers agree to the lock-up provision, under which subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

On March 14, 2017, the Company issued 1,000 shares of newly-created Series C Preferred Stock to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry.

On March 29, 2017, the Company issued to two members of the Board of Directors an aggregate of 6,000,000 shares of the Company’s common stock for services in lieu of cash consideration.

On March 30, 2017, the Company filed a Certificate of Withdrawal of the Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada following the mutual agreement between the Company and the holder of the Series A Preferred Stock to irrevocably cancel all of the 1,000 shares of Series A Preferred Stock outstanding.