Form 10-Q
period 2017-03-31
ORIGINCLEAR, INC.
filed 2017-05-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2017, there were 38,318,007 shares of common stock, par value $0.0001, issued and outstanding.

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

Item 1. Financial Statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$442,928	$351,321
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	130,269	382,895
Inventory	13,613	-
Cost in excess of billing	144,192	47,612
Work in progress	86,085	86,085
Prepaid expenses	33,912	42,128

TOTAL CURRENT ASSETS	850,999	910,041

NET PROPERTY AND EQUIPMENT	181,230	161,912

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	682,145	682,145
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	709,650	709,650

TOTAL ASSETS	$1,741,879	$1,781,603

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$585,597	$480,064
Accrued expenses	735,379	715,281
Billing in excess of cost	16,327	-
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	10,300	-
Loan payable, current portion	5,978	-
Derivative liabilities	7,629,986	8,702,083
Convertible promissory notes, net of discount of $492,237 and $591,835, respectively	289,831	1,935,233

Total Current Liabilities	9,407,348	11,966,611

Long Term Liabilities
Loan payable, long term portion	25,258	-
Convertible promissory notes, net of discount of $931 and $11,429, respectively	3,084,069	1,613,571

Total Long Term Liabilities	3,109,327	1,613,571

Total Liabilities	12,516,675	13,580,182

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized 6,666 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 5,000,000,000 shares authorized 30,506,732 and 21,428,455 shares issued and outstanding, respectively	3,051	2,143
Preferred treasury stock, 1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	52,684,407	51,428,976
Accumulated other comprehensive loss	(95)	(92)
Accumulated deficit	(63,462,160)	(63,229,607)

TOTAL SHAREHOLDERS' DEFICIT	(10,774,796)	(11,798,579)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,741,879	$1,781,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Sales	$672,129	$1,467,750

Cost of Goods Sold	582,456	1,068,427

Gross Profit	89,673	399,323

Operating Expenses
Selling and marketing expenses	512,801	493,510
General and administrative expenses	624,530	686,846
Research and development	53,653	210,150
Depreciation and amortization expense	13,600	11,239

Total Operating Expenses	1,204,584	1,401,745

Loss from Operations	(1,114,911)	(1,002,422)

OTHER INCOME (EXPENSE)
Fair value of debt financing cost	-	(52,759)
Gain on net change in derivative liability	1,072,096	2,599,198
Interest expense	(189,738)	(202,016)

TOTAL OTHER INCOME (EXPENSE)	882,358	2,344,423

NET (LOSS) INCOME	$(232,553)	$1,342,001

BASIC AND DILUTED (LOSS) EARNING PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.01)	$0.18

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	25,082,031	7,348,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2016	7,666	$1	21,428,454	$2,143	$51,428,976	$(92)	$(63,229,607)	$(11,798,579)

Common stock issuance for cash	-	-	2,420,000	242	423,258	-	-	423,500

Common stock issuance for conversion of debt	-	-	3,207,139	321	243,891	-	-	244,212

Common stock issuance for settlement of accounts payable	-	-	886,700	89	89,911	-	-	90,000

Common stock issued at fair value for services	-	-	2,564,439	256	463,771	-	-	464,027

Stock compensation cost	-	-	-	-	34,600	-	-	34,600

Other comprehensive loss	-	-	-	-	-	(3)	-	(3)

Net loss for the three months ended March 31, 2017	-	-	-	-	-	-	(232,553)	(232,553)

Balance at March 31, 2017 (unaudited)	7,666	$1	30,506,732	$3,051	$52,684,407	$(95)	$(63,462,160)	$(10,774,796)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,553)	$1,342,001
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,600	11,239
Common stock and warrants issued for services	464,027	293,980
Stock option and warrant compensation expense	34,600	52,296
Gain on net change in valuation of derivative liability	(1,072,097)	(2,546,439)
Debt discount and original issue discount recognized as interest expense	110,097	120,816
Change in Assets (Increase) Decrease in:
Contracts receivable	252,626	(110,769)
Cost in excess of billing	(96,580)	(157,357)
Inventory asset	(13,613)	-
Prepaid expenses	8,216	428
Other asset	-	42
Change in Liabilities Increase (Decrease) in:
Accounts payable	105,533	299,036
Accrued expenses	69,309	105,537
Billing in excess of cost	16,327	49,100
Deferred income	10,300	-

NET CASH USED IN OPERATING ACTIVITIES	(330,208)	(540,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(32,918)	(5,699)

CASH (USED IN) INVESTING ACTIVITIES	(32,918)	(5,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable	31,236	-
Proceeds from convertible promissory notes	-	100,000
Proceeds for issuance of common stock for cash	423,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	454,736	100,000

Foreign currency effect on cash flow	(3)	-

NET INCREASE (DECREASE) IN CASH	91,607	(445,789)

CASH BEGINNING OF PERIOD	351,321	695,295

CASH END OF PERIOD	$442,928	$249,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,258	$366
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Conversion of accounts payable into a convertible note	$-	$430,896
Beneficial conversion feature on convertible note	$-	$16,771
Common stock issued for supplemental shares	$44,440	$-
Common stock issued for conversion of debt and accrued interest	$244,212	$426,114
Common stock issued for settlement of accounts payable	$90,000	$-
Change in derivative liability on Series B preferred stock	$-	$123,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

1.	The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s revenue is not yet sufficient to cover its operating expenditures and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors, current and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

The Company has excluded 3,697,495 of stock options, 506,026 warrants, and the shares issuable from convertible debt of $3,867,068 and shares issuable from convertible preferred stock for the three months ended March 31, 2017, because their impact on the loss per share is anti-dilutive.

The Company has excluded 3,411,561 stock options, 653,851 warrants, and the shares issuable from convertible debt of $4,582,068 and shares issuable from convertible preferred stock for the for the three months ended March 31, 2016, because their impact on the earnings per share is anti-dilutive.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The liability “Billings in excess of costs” represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The cost in excess of billings for the three months ending March 31, 2017 and 2016, were $144,192 and $174,105, respectively. The billing in excess of cost was for the three months ending March 31, 2017 and 2016, was $16,327 and $552,818, respectively.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of March 31, 2017 and December 31, 2016, respectively. The net contract receivable balance was $130,269 and $382,895 at March 31, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2017.

	Total	(Level 2)	(Level 2)	(Level 3)

Derivative Liability	$7,629,986	$-	$-	$7,629,986

Total liabilities measured at fair value	$7,629,986	$-	$-	$7,629,986

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2017	$8,702,083
Fair Value of derivative liabilities issued	-
Gain on conversion of debt and change in derivative liability	(1,072,097)
Balance as of March 31, 2017	7,629,986

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

03/31/2017
Risk free interest rate	.01% - 1.02%
Stock volatility factor	4.72% - 189.09%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Management reviewed currently issued pronouncements during the period ended March 31, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

3.	CAPITAL STOCK

Preferred Stock

Series A

On March 30, 2017, the Board of Directors of the Company authorized the withdrawal of the Series A preferred stock. As of March 31, 2017, no shares of Series A preferred stock were outstanding.

Series B

On October 1, 2015, the Company filed a Certificate of Designation for Series B preferred stock with the Secretary of State of Nevada and the shares of Series B preferred stock were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the Original Issue Date; and the remaining one third (1/3) may be converted beginning three years after the Original Issue Date. The number of shares of common stock issuable for each share of converted Series B preferred stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price set forth in Section 1.2 of the agreement shall be adjusted to reflect the lower of $1.05 or the price of the Company’s common stock calculated using the average closing prices of the Company’s common

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series B (Continued)

stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share. See Note 3. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B preferred stock shall have the rights, preferences and privileges as set forth in the exchange agreement. As of March 31, 2017, there are 6,666 shares of Series B preferred stock outstanding.

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares.

Common Stock

On April 7, 2017, the Company filed a certificate of amendment to its articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 35 (the “Reverse Split”). The Reverse Split became effective in the State of Nevada on April 12, 2017. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices, and conversion rates set forth in this Quarterly Report and the accompanying unaudited condensed consolidated financial statement have, where applicable been adjusted retroactively to reflect this reverse stock split.

Three months ended March 31, 2017

The Company issued 2,420,000 shares of common stock through a private placement at a price of $0.175 per share for cash in the amount of $423,500.

The Company issued 3,207,139 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $195,000, plus interest in the amount of $49,212, based upon conversion prices of $0.0613 to $0.084.

The Company issued 886,700 shares of common stock for the settlement of accounts payable with a fair value of $90,000.

The Company issued 2,564,439 shares of common stock for services at fair value of $464,027.

4.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible notes (the “Convertible Promissory Notes” or “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the three months ended March 31, 2017, the Company issued 3,207,141 shares of common stock, upon conversion of $195,000 in principal, plus accrued interest of $49,212. As of March 31, 2017, the Notes had an aggregate remaining balance of $1,760,000.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

As of March 31, 2017, unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $170,790, plus accrued interest of $13,334 were amended. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended through December 31, 2017. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes.

The Company entered into various, unsecured convertible notes (the “Notes”), on various dates ending on May 19, 2016. The Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The balance of the note as of March 31, 2017, was $1,325,000.

The Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note meet the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2016, the remaining balance was $257,048. During the three months ended March 31, 2017, the Company issued 886,700 shares of common stock upon conversion of principal in the amount of $90,000, leaving a balance of $167,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $53,266 during the three months ended March 31, 2017.

The Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative at the time it was entered into and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $46,333 during the three months ended March 31, 2017.

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

The derivative liability recognized in the financial statements as of March 31, 2017 was $7,629,986.

5.	OPTIONS AND WARRANTS

Options

On May 25, 2012, the Board of Directors adopted a new OriginOil, Inc. 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 28,571 shares of common stock.  Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2012 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of grant.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

5.	OPTIONS AND WARRANTS (Continued)

Options (Continued)

On June 14, 2013, the Board of Directors adopted a new OriginOil, Inc. 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 114,286 shares of common stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors.  Each option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the 2013 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the optionee or their representative shall have the right to exercise the portion of any options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

On September 29, 2015, the Board of Directors adopted a new OriginClear, Inc. 2015 Equity Incentive Stock Option Plan (the “2015 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 3,315,714 shares of common stock. On October 2, 2015, the Board of Directors amended the number of shares to reserve for issuance to 4,571,429 shares. Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company's Board of Directors.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2015 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant.

During the year ended December 31, 2016, the Company granted 31,429 shares of incentive stock options to employees, and 428,571 shares of non-statutory options to consultants. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. The stock options mature on March 29, 2021 and October 17, 2021, at prices of $0.29 and $1.31.

With respect to Non-Statutory Options granted to employees, directors or consultants, the Board of Directors or Committee of the Board of Directors may specify such period for exercise that the option shall automatically terminate following the termination of employment or services as to shares covered by the option as the Board of Directors or Committee of the Board of Directors deems reasonable and appropriate.

A summary of the Company’s stock option activity and related information follows:

	March 31, 2017
		Weighted
	Number of	average exercise
	Options	price
Outstanding, beginning of period	3,697,495	$1.505
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	3,697,495	$1.505
Exercisable at the end of the period	2,641,304	$1.190
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of March 31, 2017 was as follows:

			Weighted Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.65 - 147.00	52,276	49,954	5.34 - 7.52
$10.15 - 15.40	32,362	32,362	6.46
$1.31	3,612,857	2,558,988	3.52 - 4.55
	3,697,495	2,641,304

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2017 and 2016 were $34,600 and $52,296, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

5.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “August RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the August RSGA are performance based shares and none have yet vested nor have any been issued. The August RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “First Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the First Employee RSGA are performance based shares and none have yet vested nor have any been issued. The First Employee RSGA provides for the issuance of up to 857,143 shares of the Company’s common stock to the employee provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 428,571 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 428,571 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Second Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Second Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Second Employee RSGA provides for the issuance of up to 571,429 shares of the Company’s common stock to the employee provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 285,714 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 285,714 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Consultants RSGA”) with two of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 285,714 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 142,857 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 142,857 shares to each of

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

5.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants

the consultants, its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the three months ended March 31, 2017, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2017:

March 31, 2017
Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	506,026	$5.25
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - end of the period	506,026	$5.25

At March 31, 2017, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$5.25 - 22.75	479,121	479,121	0.24 - 1.20
$8.75 - 61.25	2,857	2,857	5.63
$31.50	24,048	24,048	0.07 - 1.47
	506,026	506,026

At March 31, 2017, the aggregate intrinsic value of the warrants outstanding was $506,026.

6.	FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear (HK) Company, Ltd (OCHK), in Hong Kong, China. The Company has granted OCHK a master license for the People’s Republic of China, and a non-exclusive license for the rest of Asia. In turn, OCHK is expected to license regional joint ventures for the commercial development of EWS:AOx Technology. A research and manufacturing center are also planned.

7.	COMMITMENTS AND CONTINGENCIES

Operating Lease – Related Party

The Company entered into a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,750 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 as of March 31, 2017.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

MARCH 31, 2017

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 7, 2017, the Company filed a certificate of amendment to its articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 35 (the “Reverse Split”). The Reverse Split became effective in the State of Nevada on April 12, 2017.

Between April 12, 2017 and May 11, 2017, the Company sold, in a private placement, an aggregate of 1,562,862 shares of its common stock to accredited investors for an aggregate consideration of $273,500 (the “Offering”). The shares issued in this Offering are subject to price protection for a period of one year from the issuance of the shares providing that under certain circumstances, the Company will issue additional shares of common stock of the Company for no additional consideration to the subscribers thereunder. The subscribers agreed to a lock-up provision, under which subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

On April 19, 2017, holders of convertible promissory notes converted an aggregate principal and interest amount of $57,021 into an aggregate of 1,267,123 shares of the Company’s common stock.

In connection with certain one-time make good agreements, on April 28, 2017, the Company issued an aggregate of 51,582 shares of its common stock to certain holders of its common stock.

Due to the reverse split effective on April 12, 2017, the Company included 5,117 shares of common stock as a rounding adjustment.

Between April 28, 2017 and May 15, 2017, the Company issued to consultants for services, including investor relations services, an aggregate of 4,924,591 shares of the Company’s common stock in lieu of cash consideration.

On May 12, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 300,000 shares of the Company’s common stock for services.

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

The Group

Outsourcing is a fast-growing reality in water treatment. Tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small–privately owned and locally operated. Consolidating these companies could lead to enormous economies of scale through sharing of best practices, technologies, and customers. Decentralization is an even greater trend in water, similar to what has been seen in energy decentralization through solar and wind off-grid generation.  Water is becoming increasingly scarcer. McKinsey’s Transforming Water Economies forecasts that “without action, global water demand could outstrip supply by up to 40 percent by 2030.” Furthermore, existing water infrastructure in the United States is aging and water loss is increasing. According to Lux Research, updating our national water infrastructure will require an investment of $270 billion, money that will be hard to pull together for projects that could take decades to complete. In the meantime, centralized water systems are forcing water users to treat their own water with small, modular water treatment systems. OriginClear is acquiring companies to help industrial water users treat their water themselves, and often reuse it. We believe those companies are going to grow tremendously because of this “local water” growth trend. We believe that assembling a group of water treatment companies is an opportunity for significant growth and increased Company value for the stockholders.

Progressive Water Treatment

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first company in the Group. PWT is profitable and is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,794,637 for the period ending December 31, 2016. For the first three months of 2017, PWT reported revenue of $662,129 which is included in the consolidated financial statements ending March 31, 2017.

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

Technology Licensing

For its first eight years of operations, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may result in future from the Group’s acquisition of profitable water treatment companies.

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

Recently, with our initial commercial contract for a landfill upgrade in Malaysia, we have shown that our systems can be retrofitted into existing installations, avoiding the time and expense of ground-up construction and enabling rapid compliance with new, stringent discharge regulations for treatment companies.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2017, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2017, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue and Cost of Sales

For the three months ended March 31, 2017, we had revenue of $672,129 compared to $1,467,750 for the three months ended March 31, 2016. Cost of sales for the three months ended March 31, 2017, was $582,456 compared to $1,068,427 for the three months ended March 31, 2016. Revenue and cost of sales decreased primarily due to PWT’s focus on marketing during the three months of operations.

Our gross profit was $89,673 and $399,323 for the three months ended March 31, 2017 and 2016, respectively.

Selling and Marketing Expenses

For the three months ended March 31, 2017, we had selling and marketing expenses of $512,801, compared to $493,510 for the three months ended March 31, 2016. The increase in selling and marketing expenses was due to an increase in non-cash investor relations expenses.

General and Administrative Expenses

General and administrative expenses decreased to $624,530 for the three months ended March 31, 2017, compared to $686,846 for the three months ended March 31, 2016. General and administrative expenses decreased primarily due to a decrease in professional fees.

Research and Development Cost

Research and development cost for the three months ended March 31, 2017 and 2016, were $53,653 and $210,150, respectively.  The decrease in research and development costs was primarily due to the decrease in consultants and contractors expense and outside services of $136,966, and an overall decrease in salaries, durable items and other expenses of $19,531.

Other Income and (Expenses)

Other income for the three months ended March 31, 2017 and 2016, was $882,358 and $2,344,423, respectively. The decrease in other income was primarily a result of a change in gain of non-cash accounts associated with the fair value of the derivatives in the amount of $1,533,074, with an offset of interest expense of $12,278, which includes non-cash amortization of debt discount of $10,719.

Net Income/(Loss)

Our net income/(loss) decreased to $(232,553) for the three months ended March 31, 2017, compared to a net income of $1,342,001, for the three months ended March 31, 2016. The majority of the decrease in net income was due primarily to a decrease in revenue, operating expenses, other income and (expenses), which consisted of a decrease in gain in non-cash accounts associated with derivatives, and a decrease in gross profit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the three months ending March 31, 2017. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, cause substantial dilution for our stockholders, in case of equity financing.

At March 31, 2017 and December 31, 2016, we had cash of $442,928 and $351,321, respectively and working capital deficit of $8,556,349 and $11,056,570, respectively.  The decrease in working capital deficit was due to a decrease in contracts receivable, prepaid expense, non-cash derivative liabilities, and convertible notes, with an increase in cash, inventory asset, cost in excess of billing, accounts payable, accrued expenses, billing in excess of cost, deferred income, and loan payable.

Net cash used in operating activities was $330,208 for the three months ended March 31, 2017, compared to $540,090 for the prior period ended March 31, 2016. The decrease in cash used in operating activities was due to the overall decrease in professional fees and research and development.

Net cash flows used in investing activities was $32,918 for the three months ended March 31, 2017, as compared to $5,699 for the prior period ended March 31, 2016. The net increase in cash used in investing activities was due to an increase in equipment purchases in the current period.

Net cash flows provided by financing activities was $454,736 for the three months ended March 31, 2017, as compared to $100,000 for the prior period ended March 31, 2016. The increase in cash provided by financing activities was due to an increase in equity financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months.  Although proceeds from the issuance of equity together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing or generate sufficient revenue, we may have to curtail our marketing and development plans and possibly cease our operations.

Between April 12, 2017 and May 11, 2017, the Company sold, in a private placement, an aggregate of 1,562,862 shares of its common stock to accredited investors for an aggregate consideration of $273,500 (the “Offering”). The shares issued in this Offering are subject to price protection for a period of one year from the issuance of the shares providing that under certain circumstances, the Company will issue additional shares of common stock of the Company for no additional consideration to the subscribers thereunder. The subscribers agreed to a lock-up provision, under which subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

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

Additional Information

In connection with certain one-time make good agreements, on April 28, 2017, the Company issued an aggregate of 51,582 shares of its common stock to certain holders of its common stock.

Between April 28, 2017 and May 15, 2017, the Company issued to consultants for services, including investor relations services, an aggregate of 4,924,591 shares of the Company’s common stock in lieu of cash consideration.

On May 12, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 300,000 shares of the Company’s common stock to a consultant for services.

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

As disclosed in our annual report filing for the year ended December 31, 2016, there was a significant deficiency in the Company's internal control over financial reporting due to a lack of segregation of duties partly due to small Company staff size. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were ineffective due to the significant deficiency in the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)
May 15, 2017

