Form 10-Q
period 2017-06-30
ORIGINCLEAR, INC.
filed 2017-08-14
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2017, there were 54,045,685 shares of common stock, par value $0.0001, issued and outstanding.

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

Item 1. Financial Statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$274,555	$351,321
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	432,670	382,895
Inventory	13,614	-
Cost in excess of billing	17,309	47,612
Work in progress	86,085	86,085
Prepaid expenses	17,677	42,128

TOTAL CURRENT ASSETS	841,910	910,041

NET PROPERTY AND EQUIPMENT	169,212	161,912

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	682,145	682,145
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	709,650	709,650

TOTAL ASSETS	$1,720,772	$1,781,603

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$553,042	$480,064
Accrued expenses	790,734	715,281
Billing in excess of cost	243,621	-
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	22,300	-
Loans payable, current portion	11,090	-
Derivative liabilities	8,179,141	8,702,083
Convertible promissory notes, net of discount of $108,900 and $591,835, respectively	242,273	1,935,233

Total Current Liabilities	10,176,151	11,966,611

Long Term Liabilities
Loan payable, long term portion	18,083	-
Convertible promissory notes, net of discount of $282,631 and $11,429, respectively	3,138,265	1,613,571

Total Long Term Liabilities	3,156,348	1,613,571

Total Liabilities	13,332,499	13,580,182

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 750,000 shares authorized 6,666 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized 46,708,477 and 21,428,455 shares issued and outstanding, respectively	4,671	2,143
Additional paid in capital	55,395,503	51,428,976
Accumulated other comprehensive loss	(132)	(92)
Accumulated deficit	(67,011,770)	(63,229,607)

TOTAL SHAREHOLDERS’ DEFICIT	(11,611,727)	(11,798,579)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,720,772	$1,781,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales	$510,325	$1,833,709	$1,182,454	$3,301,460

Cost of Goods Sold	499,222	1,256,977	1,081,678	2,325,403

Gross Profit	11,103	576,732	100,776	976,057

Operating Expenses
Selling and marketing expenses	1,112,437	622,561	1,625,238	1,116,070
General and administrative expenses	446,570	543,938	1,012,369	1,230,784
Research and development	28,990	130,624	82,643	340,775
Depreciation and amortization expense	12,945	11,331	26,545	22,570

Total Operating Expenses	1,600,942	1,308,454	2,746,795	2,710,199

Loss from Operations	(1,589,839)	(731,722)	(2,646,019)	(1,734,142)

OTHER INCOME (EXPENSE)
Commitment fee	(614,872)	-	(673,603)	-
(Loss) gain on net change in derivative liability and conversion of debt	(1,165,635)	3,227,435	(93,539)	5,773,874
Interest expense	(179,264)	(233,796)	(369,002)	(435,812)

TOTAL OTHER INCOME (EXPENSE)	(1,959,771)	2,993,639	(1,136,144)	5,338,062

NET (LOSS) INCOME	$(3,549,610)	$2,261,917	$(3,782,163)	$3,603,920

BASIC AND DILUTED (LOSS) EARNING PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.09)	$0.01	$(0.12)	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	37,190,563	9,513,675	31,172,291	8,431,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2016	7,666	$1	21,428,454	$2,143	$51,428,976	$(92)	$(63,229,607)	$(11,798,579)

Common stock issuance for cash	-	-	4,775,722	478	835,272	-	-	835,750

Common stock issuance for conversion of debt	-	-	5,898,617	590	953,289	-	-	953,879

Common stock issuance for settlement of accounts payable	-	-	886,700	89	117,842	-	-	117,931

Common stock issued at fair value for services and commitment fees	-	-	13,713,867	1,371	2,007,522	-	-	2,008,893

Stock compensation cost	-	-	-	-	52,602	-	-	52,602

Rounding shares	-	-	5,117	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	(132)	-	(132)

Net loss for the six months ended June 30, 2017	-	-	-	-	-	-	(3,782,163)	(3,782,163)

Balance at June 30, 2017 (unaudited)	7,666	$1	46,708,477	$4,671	$55,395,503	$(224)	$(67,011,770)	$(11,611,819)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income)	$(3,782,163)	$3,603,920
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,545	22,570
Common stock and warrants issued for services	1,335,290	748,601
Common stock issued for commitment fees	673,603	-
Stock option and warrant compensation expense	52,602	104,217
Loss (gain) on net change in valuation of derivative liability	93,539	(5,773,874)
Debt discount and original issue discount recognized as interest expense	211,734	254,314
Change in Assets (Increase) Decrease in:
Contracts receivable	(49,775)	457,085
Cost in excess of billing	30,303	(636,835)
Inventory asset	(13,614)	(94,732)
Prepaid expenses	24,451	3,127
Work in progress	-	517
Other asset	-	6,150
Change in Liabilities Increase (Decrease) in:
Accounts payable	162,978	451,602
Accrued expenses	60,782	171,106
Billing in excess of cost	243,621	(356,861)
Deferred income	22,300	(150,000)

NET CASH USED IN OPERATING ACTIVITIES	(907,804)	(1,189,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(33,845)	(5,699)

CASH USED IN INVESTING ACTIVITIES	(33,845)	(5,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable	29,173	-
Proceeds from convertible promissory notes	-	125,000
Proceeds for issuance of common stock for cash	835,750	804,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	864,923	929,000

Foreign currency effect on cash flow	(40)	16

NET DECREASE IN CASH	(76,766)	(265,776)

CASH BEGINNING OF PERIOD	351,321	695,295

CASH END OF PERIOD	$274,555	$429,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,395	$1,634
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$953,879	$628,682
Common stock issued at fair value on settlement of accounts payable	$117,931	$-
Common stock issued at fair value for supplemental shares	$673,603	$44,440
Beneficial conversion feature on convertible note	$-	$16,771
Conversion of accounts payable into a convertible note	$-	$430,896

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

JUNE 30, 2017

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s revenue is not yet sufficient to cover its operating expenditures and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors, current and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., and OriginClear (HK) Company, Ltd. All intercompany transactions have been eliminated upon consolidation of these entities.

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

The Company has excluded 3,697,495 of stock options, 494,202 warrants, and the shares issuable from convertible debt of $3,772,069 and shares issuable from convertible preferred stock for the three and six months ended June 30, 2017, because their impact on the loss per share is anti-dilutive.

The Company has excluded 2,139,014 stock options, 511,360 warrants, and the shares issuable from convertible debt of $4,437,068 and shares issuable from convertible preferred stock for the for the three and six months ended June 30, 2016, because their impact on the earnings per share is anti-dilutive.

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

The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The liability “Billings in excess of costs” represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The cost in excess of billings for the six months ending June 30, 2017 and one year ended December 31, 2016, were $17,309 and $47,612, respectively. The billing in excess of cost was for the six months ending June 30, 2017 and one year ended December 31, 2016, was $243,621 and $0, respectively.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of June 30, 2017 and December 31, 2016, respectively. The net contract receivable balance was $432,670 and $382,895 at June 30, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2017.

	Total	(Level 2)	(Level 2)	(Level 3)

Derivative Liability	$8,179,141	$-	$-	$8,179,141

Total liabilities measured at fair value	$8,179,141	$-	$-	$8,179,141

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2017	$8,702,083
Fair Value of derivative liabilities issued	-
Gain on change in derivative liability	(522,942)
Balance as of June 30, 2017	8,179,141

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

06/30/2017
Risk free interest rate	.01% - 1.89%
Stock volatility factor	4.72% - 189.09%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

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

In May 2017, FASB issued accounting standards update ASU-2017-09, “Compensation-Stock Compensation” (Topic 718) –Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period for public entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the Company’s financial statements.

Management reviewed currently issued pronouncements during the period ended June 30, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

On June 30, 2017, the Company filed a certificate of amendment (the “Certificate of Amendment”) to amend Article 3 of its articles of incorporation with the State of Nevada, effectuating a decrease of the number of authorized shares of the Company. Pursuant to the Certificate of Amendment, the Company reduced the number of authorized shares of all series of its preferred stock to 750,000. The Certificate of Amendment became effective upon filing with the State of Nevada on June 30, 2017. The reduction in the number of authorized shares does not affect the shares of the Company’s stock issued and outstanding.

Preferred Stock

Series A

On March 30, 2017, the Board of Directors of the Company authorized the withdrawal of the Series A preferred stock. As of June 30, 2017, no shares of Series A preferred stock were outstanding.

Series B

On October 1, 2015, the Company filed a Certificate of Designation for Series B preferred stock with the Secretary of State of Nevada and the shares of Series B preferred stock were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the Original Issue Date; and the remaining one third (1/3) may be converted beginning three years after the Original Issue Date. The number of shares of common stock issuable for each share of converted Series B preferred stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price set forth in Section 1.2 of the agreement shall be adjusted to reflect the lower of $1.05 or the price of the Company’s common stock calculated using the average closing prices of the Company’s common stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share. See Note 3. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B preferred stock shall have the rights, preferences and privileges as set forth in the exchange agreement. As of June 30, 2017, there are 6,666 shares of Series B preferred stock outstanding.

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

On June 30, 2017, the Company filed a certificate of amendment (the “Certificate of Amendment”) to amend Article 3 of its articles of incorporation with the State of Nevada, effectuating a decrease of the number of authorized shares of the Company. Pursuant to the Certificate of Amendment, the Company reduced the number of authorized shares of its common stock to 300,000,000. The Certificate of Amendment became effective upon filing with the State of Nevada on June 30, 2017. The reduction in the number of authorized shares does not affect the shares of the Company’s stock issued and outstanding.

Six months ended June 30, 2017

The Company issued 4,775,722 shares of common stock through a private placement at a price of $0.175 per share for cash in the amount of $835,750.

The Company issued 5,898,617 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $290,000, plus interest in the amount of $75,329, with an aggregate fair value loss on settlement of $588,550, based upon conversion prices of $0.1330 to $0.2205.

The Company issued 886,700 shares of common stock for the settlement of accounts payable with a fair value of $90,000, with a fair value loss on settlement of $27,931.

The Company issued 13,713,867 shares of common stock for services at fair value of $1,335,290 and for commitment fees at fair value of $673,603, respectively.

4.	CONVERTIBLE PROMISSORY NOTES

On various dates the Company entered into unsecured convertible notes (the “Convertible Promissory Notes” or “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the six months ended June 30, 2017, the Company issued 5,898,617 shares of common stock, upon conversion of $290,000 in principal, plus accrued interest of $75,329, with a fair value loss on settlement of $588,550. As of June 30, 2017, the Notes had an aggregate remaining balance of $1,665,000.

As of June 30, 2017, unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $184,124, plus accrued interest of $13,334 were amended. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended through December 31, 2017. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes.

The Company entered into various, unsecured convertible notes (the “Notes”), on various dates ending on May 19, 2016. The Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The remaining balance of the note as of June 30, 2017, was $1,325,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,479 during the six months ended June 30, 2017.

The Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note has a maturity date of December 31, 2017. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2016, the remaining balance was $257,048. During the six months ended June 30, 2017, the Company issued 886,700 shares of common stock upon conversion of principal in the amount of $90,000, with a fair value loss on settlement of $27,931. As of June 30, 2017 the Note had a remaining balance of $167,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $107,124 during the six months ended June 30, 2017.

The Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note has a maturity date of December 31, 2018. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative at the time it was entered into and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $93,181 during the six months ended June 30, 2017.

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

The derivative liability recognized in the financial statements as of June 30, 2017 was $8,179,141.

5.	OPTIONS AND WARRANTS

Options

On May 25, 2012, the Board of Directors adopted a new OriginOil, Inc. 2012 Incentive Stock Option Plan (the “2012 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 28,571 shares of common stock.  Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2012 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the effective date of grant.

On June 14, 2013, the Board of Directors adopted a new OriginOil, Inc. 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 114,286 shares of common stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.  Each option shall state the number of shares to which it pertains. The exercise price will be determined by the holders percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the 2013 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the optionee or their representative shall have the right to exercise the portion of any options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

On September 29, 2015, the Board of Directors adopted a new OriginClear, Inc. 2015 Equity Incentive Stock Option Plan (the “2015 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 3,315,714 shares of common stock. On October 2, 2015, the Board of Directors amended the number of shares to reserve for issuance to 4,571,429 shares. Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the 2015 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant.

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

A summary of the Company’s stock option activity and related information follows:

	June 30, 2017
		Weighted
	Number of	average exercise
	Options	price
Outstanding, beginning of period	3,697,495	$1.505
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	3,697,495	$1.505
Exercisable at the end of the period	2,659,877	$1.044
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of June 30, 2017 was as follows:

			Weighted Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.65 - 147.00	52,276	50,402	5.09 - 7.27
$10.15 - 15.40	32,362	32,362	6.21
$1.31	3,612,857	2,577,113	3.27 - 4.30
	3,697,495	2,659,877

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended June 30, 2017 and 2016 were $52,602 and $104,217, respectively.

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

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Consultants RSGA”) with two of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 285,714 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 142,857 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 142,857 shares to each of the consultants, its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the six months ended June 30, 2017, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2017:

	June 30, 2017
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	506,026	$5.25
Granted	-	-
Exercised	-	-
Forfeited	(11,824)	$(46.94)
Outstanding - end of the period	494,202	$5.77

At June 30, 2017, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$5.25 – 8.75	474,725	474,725	0.02 - 8.75
$31.50	2,857	2,857	5.38
$8.75 - 22.75	16,620	16,620	0.11 - 1.22
	494,202	494,202

At June 30, 2017, the aggregate intrinsic value of the warrants outstanding was $2,849,847.

6.	FOREIGN SUBSIDIARY

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

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 as of June 30, 2017.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between July 11, 2017 and July 28, 2017, the Company sold, in a Private Placement, an aggregate of 3,525,000 shares of its common stock to accredited investors for an aggregate consideration of $282,000.

Between July 24, 2017 and August 11, 2017, the Company issued to consultants and two employees an aggregate of 2,413,214 shares of the Company’s common stock for services in lieu of cash consideration.

In connection with certain one-time make good agreements, on July 31, 2017, the Company issued an aggregate of 101,460 shares of its common stock to certain holders of its common stock.

On August 8, 2017, holders of convertible promissory notes converted an aggregate principal and interest amount of $58,389 into an aggregate of 1,297,534 shares of the Company’s common stock.

On August 10, 2017, the Board approved the issuance of an aggregate of $33,333 per month for six months in Company’s common stock for media marketing services in lieu of cash consideration.

On August 11, 2017, the Board approved the issuance of an aggregate of 2,400,000 shares of the Company’s common stock to consultants for services in lieu of cash consideration.

On August 14, 2017, the Board approved the issuance of an aggregate of 2,000,000 shares of Company’s common stock to consultants for services including investor relations services.

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

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada.  We have been engaged in business operations since June 2007. We are currently commercializing our technology through joint ventures and licensing, while operating a water treatment service company in Texas, which we have designated a certified manufacturer for our technology. Our principal offices are located at 525 S. Hewitt St., Los Angeles, California 90013. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com.  In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

Overview of Business

OriginClear is a leading provider of water treatment solutions and the developer of a breakthrough water cleanup technology. Through its wholly owned subsidiaries, OriginClear provides systems and services to treat water in a wide range of industries, such as municipal, pharmaceutical, semiconductors, industrial, and oil & gas. To rapidly grow this segment of the business, we strategically acquire profitable and well-managed water treatment companies, which allow us to expand our global market presence and technical expertise. To enable a new era of clean and socially responsible water treatment solutions, we invented Electro Water Separation™, a breakthrough high-speed water cleanup technology using multi-stage electrochemistry, which we license worldwide to water treatment equipment manufacturers. Water is our most valuable resource and the mission of The OriginClear Group™ (the “Group”) is to improve the quality of water and help return it to its original and clear condition.

The Group

Outsourcing is a fast-growing reality in water treatment. Tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small, privately owned and locally operated. Consolidating these companies could lead to enormous economies of scale through sharing of best practices, technologies, and customers. Decentralization is an even greater trend in water, similar to what has been seen in energy decentralization through solar and wind off-grid generation.  Water is becoming increasingly scarcer. McKinsey’s Transforming Water Economies forecasts that “without action, global water demand could outstrip supply by up to 40 percent by 2030.” Furthermore, existing water infrastructure in the United States is aging and water loss is increasing. According to Lux Research, updating the country’s national water infrastructure will require an investment of $270 billion; money that will be hard to pull together for projects that could take decades to complete. In the meantime, centralized water systems are forcing water users to treat their own water with small, modular water treatment systems. OriginClear is acquiring companies to help industrial water users treat their water themselves, and often reuse it. We believe those companies are going to grow tremendously because of this “local water” growth trend. We believe that assembling a group of water treatment companies is an opportunity for significant growth and increased Company value for the stockholders.

Progressive Water Treatment

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first company in the Group. PWT is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,794,637 for the period ending December 31, 2016. For the first six months of 2017, PWT reported revenue of $1,162,154 which is included in the consolidated financial statements ending June 30, 2017.

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

In March of 2016, OriginClear announced that it had successfully developed and proved Advanced Oxidation for its breakthrough water cleanup system, EWS. University laboratory tests have shown that EWS with Advanced Oxidation (EWS:AOx™) can now extract dissolved contaminants, which are otherwise difficult to remove without chemicals such as chlorine. Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements. Even prior to this innovation, EWS, combined with an iSep ultrafiltration membrane, demonstrated up to a 99.9% removal of dispersed oil, 99.5% removal of suspended solids as well as successful treatment of chemical oxygen demand (COD), including specific contaminants such as ammonia, phosphorus and hydrogen sulfide. These results were presented at the International Water Conference in 2015. In 2016, OriginClear filed for a patent, which is still pending, to protect the new AOx process and system configuration.

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

Targeting the microtoxins in drinking water

Nearly two-thirds of the human body is water. And that water (entering our bodies directly, or indirectly through food), is increasingly contaminated with a potent mix of chemicals, such as glyphosate or Roundup, atrazine, dioxane, estrogen, pharmaceutical drugs and much, much more. These chemicals are directly implicated in many disorders including cancer. Their effect may be greatly increased as a cocktail of chemicals, the destructiveness of which we can only guess at. Bottled water is often contaminated, too. In fact, it is very difficult to find truly pure water, whether in the water we drink, or in the water that irrigates our crops.

In the water treatment industry, Advanced Oxidation Process (AOP) is employed to create abundant reactive oxygen species (ROS), which kill all organic material, even many of the micro-toxins that are otherwise so difficult to remove. OriginClear believes it has invented the next generation of AOP, using electrical reaction efficiently, and capable of being applied to drinking water in a variety of settings including, ultimately, the home. Our breakthrough process, for which we filed our latest patent in March of 2016, is called AOx. We used this process in July of 2017 to demonstrate in the laboratory the ability to virtually eliminate the herbicide glyphosate from drinking water by up to 99.3%, according to independent test results.

We believe that AOx can be a simpler and effective way to treat water for many micro-toxins at city treatment plants, at irrigation districts, in bottling water plants and eventually in the home.

We are continuing to test for various contaminants, and to invent ways to effect the removal of microtoxins, real-time and in a number of settings.

Meanwhile, we are pursuing research alliances. And in the future, we plan to work with licensing and joint venture partners to take the technology to market.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2017, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue and Cost of Sales

For the three months ended June 30, 2017, we had revenue of $510,325 compared to $1,833,709 for the three months ended June 30, 2016. Cost of sales for the three months ended June 30, 2017, was $499,222 compared to $1,256,977 for the three months ended June 30, 2016. Revenue and cost of sales decreased primarily due to PWT’s focus on marketing during the three months of operations.

Our gross profit was $11,103 and $576,732 for the three months ended June 30, 2017 and 2016, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2017, we had selling and marketing expenses of $1,112,437, compared to $622,561 for the three months ended June 30, 2016. Selling and marketing expenses increased primarily due to an increase in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses decreased to $440,570, for the three months ended June 30, 2017, compared to $543,938 for the three months ended June 30, 2016. General and administrative expenses decreased primarily due to overall expense reduction efforts.

Research and Development Cost

Research and development cost for the three months ended June 30, 2017 and 2016, were $28,990 and $130,624, respectively.  The decrease in research and development costs was primarily due to a decrease in salaries, outside services and other research and development costs.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2017 and 2016, was $12,945 and $11,331, respectively. The increase was primarily due to the purchase of fixed assets.

Other Income and (Expenses)

Other income and (expenses) for the three months ended June 30, 2017 and 2016, were $(1,959,772) and $2,993,639, respectively. The increase in other income and (expenses) was the result of a change in gain of non-cash accounts associated with the fair value of the derivatives in the amount of $5,007,943, with an offset of interest expense of $54,532, which includes non-cash amortization of debt discount of $31,861.

Net Income (Loss)

Our net loss for the three months ended June 30, 2017 was $(3,549,610), compared to a net income of $2,261,917 for the three months ended June 30, 2016. The majority of the increase in net loss was due primarily to an increase in other expenses consisting of a decrease in gain in non-cash accounts associated with derivatives along with a decrease in revenue and gross profit, and other income and (expenses).

Results of Operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenue and Cost of Sales

For the six months ended June 30, 2017, we had revenue of $1,182,454 compared to $3,301,460 for the six months ended June 30, 2016. Cost of sales for the six months ended June 30, 2017, was $1,081,678 compared to $2,325,403 for the three months ended June 30, 2016. Revenue and cost of sales decreased primarily due to PWT’s focus on marketing during the six months of operations.

Our gross profit was $100,776 and $976,057 for the six months ended June 30, 2017 and 2016, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2017, we had selling and marketing expenses of $1,625,238 compared to $1,116,070 for the six months ended June 30, 2016. Selling and marketing expenses increased primarily due to an increase in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses decreased to $1,012,369 for the six months ended June 30, 2017, compared to $1,230,784 for the six months ended June 30, 2016. General and administrative expenses decreased primarily due to overall expense reduction efforts.

Research and Development Cost

Research and development cost for the six months ended June 30, 2017 and 2016, were $82,643 and $340,775, respectively.  The decrease in research and development costs was primarily due to a decrease in salaries, outside services and other research and development costs.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2017 and 2016, was $26,545 and $22,570, respectively. The increase was primarily due to the purchase of fixed assets.

Other Income and (Expenses)

Other income (expense) for the six months ended June 30, 2017 and 2016, was $(1,136,144) and $5,338,062, respectively. The decrease in other income was primarily a result of a change in gain of non-cash accounts associated with the fair value of the derivatives in the amount of $6,541,016, with an offset of interest expense of $66,810, which includes non-cash amortization of debt discount of $42,580.

Net Income/(Loss)

Our net loss for the six months ended June 30, 2017 was $(3,782,163), compared to a net income of $3,603,920 for the six months ended June 30, 2016. The majority of the increase in net loss was due primarily to an increase in other expenses consisting of a decrease in gain in non-cash accounts associated with derivatives along with a decrease in revenue and gross profit, and other income and (expenses)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the six months ending June 30, 2017. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, cause substantial dilution for our stockholders, in case of equity financing.

At June 30, 2017 and December 31, 2016, we had cash of $274,555 and $351,321, respectively and working capital deficit of $9,334,241 and $11,056,570, respectively.  The decrease in working capital deficit was due to a decrease in non-cash derivative liabilities and convertible notes, cash, cost in excess of billing and prepaid expenses with an increase in contracts receivable, inventory assets, accounts payable, accrued expenses, billing in excess of cost, deferred income, and loan payable.

Net cash used in operating activities was $907,804 for the six months ended June 30, 2017, compared to $1,189,093 for the prior period ended June 30, 2016. The decrease in cash used in operating activities was primarily due to the overall decrease in professional fees and research and development.

Net cash flows used in investing activities was $33,845 for the six months ended June 30, 2017, as compared to $5,699 for the prior period ended June 30, 2016. The net increase in cash used in investing activities was due to an increase in equipment purchases in the current period.

Net cash flows provided by financing activities was $864,923 for the six months ended June 30, 2017, as compared to $929,000 for the prior period ended June 30, 2016. The decrease in cash provided by financing activities was due to a decrease in debt financing. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Additional Information

Certificate of Amendment

On June 30, 2017, the Company filed a certificate of amendment (the “Certificate of Amendment”) to amend Article 3 of its articles of incorporation with the State of Nevada, effectuating a decrease of the number of authorized shares of the Company. Pursuant to the Certificate of Amendment, the Company reduced the number of authorized shares of its common stock to 300,000,000, the number of authorized shares of all series of its preferred stock to 750,000 and as a result of such, the aggregate number of its authorized shares to 300,750,000. The Certificate of Amendment became effective upon filing with the State of Nevada on June 30, 2017. The reduction in the number of authorized shares does not affect the shares of the Company’s stock issued and outstanding.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the complete text of the Certificate of Amendment, incorporated herein by reference.

Private Placement

The Company has commenced an offering (the “Offering”) under Regulation 506(c) of Regulation D of the Securities Act of 1933, as amended. The securities offered in the Private Placement will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Offering is a private placement of up to 20,000,000 Units (the “Units”) of the Company’s securities, each Unit consisting of (i) one (1) share of common stock, $0.0001 par value (the “Common Stock”), (ii) a Class A Warrant (the “Class A Warrants”) to purchase one share of Common Stock at an exercise price of $0.08 per share for those subscribers who subscribed on or before July 28, 2017 and $0.10 thereafter, expiring June 1, 2018, (iii) a Class B Warrant (the “Class B Warrants”) to purchase one share of Common Stock at an exercise price of $0.15 per share of the Company expiring December 1, 2018 and (iv) a Class C Warrant (the “Class C Warrants”) to purchase one share of Common Stock at an exercise price of $0.20 per share of the Company expiring June 1, 2019, at a per Unit purchase price (the “Unit Purchase Price”) of $0.10 per Unit, or $0.08 per Unit if subscribed on or before September 18, 2017. The Company may redeem the warrants, but only after one year from the investor’s initial subscription, and only if the average stock price over a ten day period after that time is double the applicable warrant’s exercise price. If accelerating, the Company must reduce each exercise price by 25%. The subscription documents contain a lock-up provision under which, subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months.

On July 28, 2017, the Company sold, in the Private Placement, an aggregate of 125,000 shares of its common stock to an accredited investor for an aggregate consideration of $10,000.

Stock Issuances and Board Approvals

On August 10, 2017, the Board approved the issuance of an aggregate of $33,333 per month for six months in Company’s common stock for media marketing services in lieu of cash consideration.

On August 11, 2017, the Board approved the issuance of an aggregate of 2,400,000 shares of the Company’s common stock to consultants for services in lieu of cash consideration.

On August 14, 2017, the Board approved the issuance of an aggregate of 2,000,000 shares of Company’s common stock to consultants for services including investor relations services.

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

As disclosed in our annual report filing for the year ended December 31, 2016, there was a significant deficiency in the Company's internal control over financial reporting due to a lack of segregation of duties due to small Company staff size. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were ineffective due to the significant deficiency in the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the current period of 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

4.1	Form of Class A Stock Purchase Warrant
4.2	Form of Class B Stock Purchase Warrant
4.3	Form of Class C Stock Purchase Warrant
10.1	Form of Subscription Agreement
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)
August 14, 2017

