Form 10-Q
period 2017-09-30
ORIGINCLEAR, INC.
filed 2017-11-14
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2017, there were 99,756,011 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$342,164	$351,321
Contracts receivable, less allowance for doubtful accounts of $50,000 and $50,000 respectively	523,548	382,895
Inventory	13,614	-
Cost in excess of billing	9,238	47,612
Work in progress	84,157	86,085
Prepaid expenses	17,991	42,128

TOTAL CURRENT ASSETS	990,712	910,041

NET PROPERTY AND EQUIPMENT	156,252	161,912

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	682,145	682,145
Trademark	4,467	4,467
Security deposit	3,500	3,500
TOTAL OTHER ASSETS	709,650	709,650
TOTAL ASSETS	$1,856,614	$1,781,603

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$830,539	$480,064
Accrued expenses	847,114	715,281
Billing in excess of cost	233,394	-
Customer deposit	113,950	113,950
Warranty reserve	20,000	20,000
Loans payable, current portion	11,090	-
Derivative liabilities	10,728,464	8,702,083
Convertible promissory notes, net of discount of $54,440 and $591,835, respectively	296,722	1,935,233
Total Current Liabilities	13,081,273	11,966,611

Long Term Liabilities
Loan payable, long term portion	12,282	-
Convertible promissory notes, net of discount of $235,268 and $11,429, respectively	3,080,628	1,613,571
Total Long Term Liabilities	3,092,910	1,613,571
Total Liabilities	16,174,183	13,580,182

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 25,000,000 shares authorized 6,666 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 300,000,000 shares authorized 78,151,781 and 21,428,454 equity shares issued and outstanding, respectively	7,815	2,143
Preferred treasury stock, 1,000 and 1,000 shares of Series C outstanding, respectively	-	-
Additional paid in capital	57,564,158	51,428,976
Accumulated other comprehensive loss	(134)	(92)
Accumulated deficit	(71,889,409)	(63,229,607)
TOTAL SHAREHOLDERS’ DEFICIT	(14,317,569)	(11,798,579)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,856,614	$1,781,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Sales	$1,112,438	$1,019,919	$2,294,891	$4,321,378

Cost of Goods Sold	949,657	574,105	2,031,334	2,899,507

Gross Profit	162,781	445,814	263,557	1,421,871

Operating Expenses
Selling and marketing expenses	539,975	303,496	2,165,213	1,419,566
General and administrative expenses	830,444	629,455	1,842,815	1,860,239
Research and development	53,939	106,259	136,582	447,034
Depreciation and amortization expense	12,961	11,331	39,506	33,902

Total Operating Expenses	1,437,319	1,050,541	4,184,116	3,760,741

Loss from Operations	(1,274,538)	(604,727)	(3,920,559)	(2,338,870)

OTHER INCOME (EXPENSE)
Foreign exchange (loss)	-	(6)	-	(6)
Commitment fee	(736,052)	(787,971)	(1,409,655)	(787,971)
Loss on net change in derivative liability and settlement of debt	(2,693,599)	(7,417,750)	(2,787,138)	(1,959,230)
Interest expense	(173,448)	(206,164)	(542,450)	(641,977)

TOTAL OTHER INCOME (EXPENSE)	(3,603,099)	(8,411,891)	(4,739,243)	(3,389,184)

NET (LOSS) INCOME	$(4,877,637)	$(9,016,618)	$(8,659,802)	$(5,728,054)

BASIC AND DILUTED (LOSS) EARNING PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.090)	$(0.657)	$(0.222)	$(0.492)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,334,415	13,724,144	38,977,842	11,644,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2016	7,666	$1	21,433,571	$2,143	$51,428,976	$(92)	$(63,229,607)	$(11,798,579)

Common stock issuance for cash	-	-	10,775,722	1,078	1,296,672	-	-	1,297,750

Common stock issuance for conversion of debt	-	-	9,321,555	932	1,234,040	-	-	1,234,972

Common stock issuance for settlement of accounts payable	-	-	886,700	89	117,842	-	-	117,931

Common stock issued at fair value for services and commitment fees	-	-	35,734,233	3,573	3,415,025	-	-	3,418,598

Stock compensation cost	-	-	-	-	71,603	-	-	71,603

Other comprehensive loss	-	-	-	-	-	(42)	-	(42)

Net loss for the nine months ended September 30, 2017	-	-	-	-	-	-	(8,659,802)	(8,659,802)

Balance at September 30, 2017 (unaudited)	7,666	$1	78,151,781	$7,815	$57,564,158	$(134)	$(71,889,409)	$(14,317,569)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,659,802)	$(5,728,054)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,506	33,902
Common stock and warrants issued for services	3,418,598	1,787,902
Stock option and warrant compensation expense	71,603	155,112
Loss on net change in valuation of derivative liability and conversion of debt	2,787,138	1,959,230
Debt discount and original issue discount recognized as interest expense	313,546	373,434
Change in Assets (Increase) Decrease in:
Contracts receivable	(140,653)	675,188
Cost in excess of billing	38,374	(12,954)
Inventory asset	(13,614)	-
Prepaid expenses	24,137	1,797
Work in progress	1,928	518
Other asset	-	(88,548)
Change in Liabilities Increase (Decrease) in:
Accounts payable	468,406	299,584
Accrued expenses	121,047	257,501
Billing in excess of cost	209,294	(474,741)
Deferred income	24,100	(150,000)

NET CASH USED IN OPERATING ACTIVITIES	(1,296,392)	(910,129)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(33,845)	(5,699)

CASH USED IN INVESTING ACTIVITIES	(33,845)	(5,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable	23,372	-
Proceeds from convertible promissory notes	-	125,000
Proceeds for issuance of common stock for cash	1,297,750	963,217

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,321,122	1,088,217

Foreign currency effect on cash flow	(42)	(23)

NET (DECREASE) INCREASE IN CASH	(9,157)	172,366

CASH BEGINNING OF PERIOD	351,321	695,295

CASH END OF PERIOD	$342,164	$867,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,823	$2,199
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$1,234,972	$878,040
Common stock issued at fair value on settlement of accounts payable	$117,931	$-
Common stock issued at fair value for supplemental shares	$1,409,655	$787,971
Beneficial conversion feature on convertible note	$-	$16,771
Conversion of accounts payable into a convertible note	$-	$430,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

1.	The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

The Company has excluded 3,697,495 of stock options, 474,335 warrants, and the shares issuable from convertible debt of $3,667,068 and shares issuable from convertible preferred stock for the nine months ended September 30, 2017, because their impact on the loss per share is anti-dilutive.

The Company has excluded 113,916,311 stock options, 17,824,259 warrants, and the shares issuable from convertible debt of $4,214,068 and shares issuable from convertible preferred stock for the for the nine months ended September 30, 2016, because their impact on the earnings per share is anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

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

The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The liability “Billings in excess of costs” represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The cost in excess of billings for the nine months ending September 30, 2017 was $9,238 and at December 31, 2016 was $47,612. The billing in excess of cost for the nine months ending September 30, 2017, was $209,294 and at December 31, 2016 was $0.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $50,000 as of September 30, 2017 and December 31, 2016, respectively. The net contract receivable balance was $523,548 and $382,895 at September 30, 2017 and December 31, 2016, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2017.

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$10,728,464	$-	$-	$10,728,464

Total liabilities measured at fair value	$10,728,464	$-	$-	$10,728,464

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2017	$8,702,083
Fair Value of derivative liabilities issued	-
Change in derivative liability, excluding loss on settlement of debt	2,026,381
Balance as of September 30, 2017	10,728,464

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

09/30/2017
Risk free interest rate	.01% - 1.92%
Stock volatility factor	4.72% - 189.09%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company is currently evaluating the impact of the adoption of ASU 2017-12 on the Company’s financial statements.

Management reviewed currently issued pronouncements during the period ended September 30, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

3.	CAPITAL STOCK

Preferred Stock

Series A

On March 30, 2017, the Board of Directors of the Company authorized the withdrawal of the Series A preferred stock. As of September 30, 2017, no shares of Series A preferred stock were outstanding.

Series B

On October 1, 2015, the Company filed a Certificate of Designation for Series B preferred stock with the Secretary of State of Nevada and the shares of Series B preferred stock were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the Original Issue Date; and the remaining one third (1/3) may be converted beginning three years after the Original Issue Date. The number of shares of common stock issuable for each share of converted Series B preferred stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price set forth in Section 1.2 of the agreement shall be adjusted to reflect the lower of $1.05 or the price of the Company’s common stock calculated using the average closing prices of the Company’s common stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share. See Note 3. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B preferred stock shall have the rights, preferences and privileges as set forth in the exchange agreement. As of September 30, 2017, there are 6,666 shares of Series B preferred stock outstanding.

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

Nine months ended September 30, 2017

The Company issued 10,775,722 shares of common stock through private placements at prices of $0.05 to $0.175 per share for cash in the amount of $1,297,750.

The Company issued 9,321,555 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $485,000, plus interest in the amount of $107,145, with an aggregate fair value loss on settlement of $732,826, based upon conversion prices of $0.0651 to $0.2205.

The Company issued 886,700 shares of common stock for the settlement of accounts payable with a fair value of $90,000, with a fair value loss on settlement of $27,931.

The Company issued 35,734,233 shares of common stock for services at fair value of $3,418,598.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

4.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,667,068
Less debt discount	289,718
Convertible Promissory Notes, net of discount	$3,377,350
Less current portion	296,722
Long term portion	$3,080,628

At September 30, 2017, the $3,667,068 in convertible promissory notes has a remaining debt discount of $289,718, leaving a net balance of $3,377,350.

On various dates, the Company entered into unsecured convertible notes (the “Convertible Promissory Notes” or “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2017, the Company issued 9,321,555 shares of common stock, upon conversion of $395,000 in principal, plus accrued interest of $107,145, with a fair value loss on settlement of $732,826. As of September 30, 2017, the Notes had an aggregate remaining balance of $1,560,000.

As of September 30, 2017, unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $184,124, plus accrued interest of $13,334 were amended. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes were extended through December 31, 2017. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes.

The Company entered into various, unsecured convertible notes (the “Notes”), on various dates ending on May 19, 2016. The Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The remaining balance of the note as of September 30, 2017, was $1,325,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,479 during the nine months ended September 30, 2017.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued a convertible note in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2016, the remaining balance was $257,048. During the nine months ended September 30, 2017, the Company issued 886,700 shares of common stock upon conversion of principal in the amount of $90,000, with a fair value loss on settlement of $27,931. As of September 30, 2017, the Note had a remaining balance of $167,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $161,574 during the nine months ended September 30, 2017.

The Company issued a convertible note in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $140,543 during the nine months ended September 30, 2017.

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

The derivative liability recognized in the financial statements as of September 30, 2017 was $10,728,464.

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

On June 14, 2013, the Board of Directors adopted a new OriginOil, Inc. 2013 Incentive Stock Option Plan (the “2013 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 114,286 shares of common stock.  Options granted under the Plan may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.  Each option shall state the number of shares to which it pertains. The exercise price will be determined by the holders’ percentage owned as follows: If the holder owns more than 10% of the total combined voting power or value of all classes of stock of the Company, then the exercise price will be no less than 110% of the fair market value of the stock as of the date of grant; if the person is not a 10% holder, then the exercise price will be no less than 100% of the fair market value of the stock as of the date of grant. Notwithstanding any other provision of the 2013 Plan or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the tenth (10th) anniversary from the date of grant. If the status of an employee terminates for any reason other than disability or death, then the optionee or their representative shall have the right to exercise the portion of any options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

5.	OPTIONS AND WARRANTS (Continued)

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

A summary of the Company’s stock option activity and related information follows:

	September 30, 2017
		Weighted
	Number of	average exercise
	Options	price
Outstanding, beginning of period	3,697,495	$1.505
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding, end of period	3,697,495	$1.505
Exercisable at the end of the period	2,682,644	$1.035
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2012 Plan, and 2013 Plan as of September 30, 2017 was as follows:

			Weighted Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.65 - 147.00	52,276	50,401	4.84 - 7.02
$10.15 - 15.40	32,362	32,362	5.96
$1.31	3,612,857	2,599,881	3.22 - 4.05
	3,697,495	2,682,644

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2017 and 2016 were $71,603 and $155,112, respectively.

As of September 30, 2017, there was no intrinsic value with regards to the outstanding options.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

5.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants (Continued)

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

Warrants

During the nine months ended September 30, 2017, the Company issued 22,825,000 purchase warrants to prospective investors in connection with a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, Rule 506 promulgated under Regulation D of the Securities Act and Regulation S of the Securities Act. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2017:

	September 30, 2017
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding-beginning of the period	506,026	$5.25
Granted	22,825,000	$0.02
Exercised	-	-
Forfeited	(27,296)	$(22.37)
Outstanding - end of the period	23,303,730	$0.13

At September 30, 2017, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$5.25 - 22.75	461,537	461,537	0.24 - 0.70
$0.35 - 0.12	22,825,000	22,825,000	0.67 – 1.17
$31.50	2,858	2,858	5.13
$8.75 - 22.75	14,335	14,335	0.05 – 0.97
	23,303,730	23,303,730

At September 30, 2017, the aggregate intrinsic value of the warrants outstanding was $253,930.

6.	FOREIGN SUBSIDIARY

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2017

7.	COMMITMENTS AND CONTINGENCIES

Operating Lease – Related Party

The Company entered into a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,750 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 as of September 30, 2017.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On October 3, 2017, a holder of Series B Preferred Stock converted 3,333 shares of the Company’s Series B Preferred Stock into an aggregate of 1,428,429 shares of the Company’s common stock. The shares of common stock issued included 476,143 shares issued upon conversion of the 3,333 shares of Series B Preferred Stock at $1.05 per share and 952,286 shares as a one-time make good issuance as per the Certificate of Designation of Series B Preferred Stock and agreement between the Company and the holder.

As previously reported, the Company has commenced an offering under Regulation 506c of Regulation D (the “Private Placement”) of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company shall sell units of its securities (the “Units”) with each Unit consisting of (i) one restricted share of its common stock, (ii) a Class A Warrant to purchase one share of its common stock, (iii) a Class B Warrant to purchase one share of its common stock, (iv) a Class C Warrant to purchase one share of its common stock and (v) a Class D Warrant to purchase one share of its common stock to qualified investors. Between October 12, 2017 and November 13, 2017, the Company sold, in the Private Placement, an aggregate of 11,100,000 shares of its common stock to accredited investors for an aggregate consideration of $277,500.

On October 20, 2017, holders of convertible promissory notes converted an aggregate principal and interest amount of $31,410 into an aggregate of 2,052,968 shares of the Company’s common stock.

In connection with certain one-time make good agreements, between October 2, 2017 and October 31, 2017, the Company issued an aggregate of 1,342,185 shares of its common stock to certain holders of its common stock.

On November 10, 2017, the Company entered into a Restricted Stock Grant Agreement (the “RSGA”) with Jean Louis Kindler, the Company’s Chief Commercial Officer and Director, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. The RSGA provides for the issuance of up to 2,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued.

Between October 31, 2017 and November 13, 2017, the Company issued to consultants an aggregate of 5,680,648 shares of the Company’s common stock in lieu of cash consideration.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur

Organizational History

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

Progressive Water Treatment

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first company in the Group. PWT is a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $4,794,637 for the period ending December 31, 2016. For the first nine months of 2017, PWT reported revenue of $2,215,491 which is included in the consolidated financial statements ending September 30, 2017.

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

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of Nine months, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2017, and no pronouncements were believed by management to have a material impact on our present or future financial statements.

Results of Operation

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue and Cost of Sales

For the three months ended September 30, 2017, we had revenue of $1,112,438 compared to $1,019,919 for the three months ended September 30, 2016. Cost of sales for the three months ended September 30, 2017, was $949,657 compared to $574,105 for the three months ended September 30, 2016. Revenue and cost of sales increased primarily due to PWT’s focus on operations.

Our gross profit was $162,781 and $445,814 for the three months ended September 30, 2017 and 2016, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2017, we had selling and marketing expenses of $539,975, compared to $303,496 for the three months ended September 30, 2016. Selling and marketing expenses increased primarily due to an increase in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses increased to $830,444, for the three months ended September 30, 2017, compared to $629,455 for the three months ended September 30, 2016. General and administrative expenses increased primarily due to an increase in professional fees and outside services.

Research and Development Cost

Research and development cost for the three months ended September 30, 2017 and 2016, were $53,939 and $106,259, respectively.  The decrease in research and development costs was primarily due to a decrease in outside services and other research and development costs.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2017 and 2016 was $12,961 and $11,331, respectively. The increase was primarily due to the purchase of fixed assets.

Other Income and (Expenses)

Other income and (expenses) for the three months ended September 30, 2017 and 2016, were $(3,603,099) and $(8,411,891), respectively. The decrease in other income and (expenses) was the result of a change in loss of non-cash accounts associated with the fair value of the derivatives in the amount of $4,724,151, commitment fees of $51,919 and interest expense of $32,716, which includes non-cash amortization of debt discount of $(17,308).

Net Income (Loss)

Our net loss for the three months ended September 30, 2017 was $4,877,637, compared to a net loss of $9,016,618 for the three months ended September 30, 2016. The majority of the decrease in net loss was due primarily to a decrease in other expenses consisting of a decrease in loss in non-cash accounts associated with derivatives along with an increase in revenue, offset by a decrease in gross profit.

Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue and Cost of Sales

For the nine months ended September 30, 2017, we had revenue of $2,294,891 compared to $ 4,321,378 for the nine months ended September 30, 2016. Cost of sales for the nine months ended September 30, 2017, was $2,031,334 compared to $2,899,507 for the nine months ended September 30, 2016. Revenue decreased primarily due to PWT’s focus on marketing.

Our gross profit was $263,557 and $1,421,871 for the nine months ended September 30, 2017 and 2016, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2017, we had selling and marketing expenses of $2,165,213 compared to $1,419,566 for the nine months ended September 30, 2016. Selling and marketing expenses increased primarily due to an increase in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses decreased to $1,842,815 for the nine months ended September 30, 2017, compared to $1,860,239 for the nine months ended September 30, 2016. General and administrative expenses decreased primarily due to our overall expense reduction efforts.

Research and Development Cost

Research and development cost for the nine months ended September 30, 2017 and 2016, were $136,582 and $447,034, respectively.  The decrease in research and development costs was primarily due to a decrease in salaries, outside services and other research and development costs.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2017 and 2016, was $39,506 and $33,902, respectively. The increase was primarily due to the purchase of fixed assets.

Other Income and (Expenses)

Other income (expense) for the nine months ended September 30, 2017 and 2016, was $(4,739,243) and $(3,389,184), respectively. The increase in other expenses was primarily a result of a net change in loss of non-cash accounts associated with the fair value of the derivatives in the amount of $827,908, and a decrease in interest expense of $99,527 which includes non-cash amortization of debt discount of $(59,888), offset by an increase in commitment fees of $621,684.

Net Income/(Loss)

Our net loss for the nine months ended September 30, 2017 was $8,659,802, compared to a net loss of $5,728,054 for the nine months ended September 30, 2016. The majority of the increase in net loss was due primarily to an increase in other expenses consisting of an increase in loss in non-cash accounts associated with derivatives and a decrease in revenue and gross profit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the nine months ending September 30, 2017. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, cause substantial dilution for our stockholders, in case of equity financing.

At September 30, 2017 and December 31, 2016, we had cash of $342,164 and $351,321, respectively and working capital deficit of $12,090,561 and $11,056,570, respectively.  The increase in working capital deficit was due to an increase in non-cash derivative liabilities and convertible notes, contracts receivable, inventory assets, accounts payable, accrued expenses, billing in excess of cost, deferred income, and loan payable, with a decrease in cash, cost in excess of billing and prepaid expenses.

Net cash used in operating activities was $1,296,392 for the nine months ended September 30, 2017, compared to $910,129 for the prior period ended September 30, 2016. The increase in cash used in operating activities was primarily due to an increase in cost of goods sold.

Net cash flows used in investing activities was $33,845 for the nine months ended September 30, 2017, as compared to $5,699 for the prior period ended September 30, 2016. The net increase in cash used in investing activities was due to an increase in equipment purchases in the current period.

Net cash flows provided by financing activities was $1,321,122 for the nine months ended September 30, 2017, as compared to $1,088,217 for the prior period ended September 30, 2016. The increase in cash provided by financing activities was due to an increase in equity financing through private placements. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our annual report filing for the year ended December 31, 2016, there was a significant deficiency in the Company’s internal control over financial reporting due to a lack of segregation of duties due to small Company staff size. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were ineffective due to the significant deficiency in the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Private Placement

As previously reported, the Company has commenced an offering under Regulation 506c of Regulation D (the “Private Placement”) of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company shall sell units of its securities (the “Units”) with each Unit consisting of (i) one restricted share of its common stock, (ii) a Class A Warrant to purchase one share of its common stock, (iii) a Class B Warrant to purchase one share of its common stock, (iv) a Class C Warrant to purchase one share of its common stock and (v) a Class D Warrant to purchase one share of its common stock to qualified investors. The Company may redeem the warrants, but only after one year from the investor’s initial subscription, and only if the average stock price over a ten day period after that time is double the applicable warrant’s exercise price. If accelerating, the Company must reduce each exercise price by 25%. The subscription documents contain a lock-up provision under which, subject to certain terms and conditions therein, the subscribers shall not sell any of their shares of common stock of the Company obtained in this Offering for a period of twelve months. The securities offered in the Private Placement will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Between October 26, 2017 and November 13, 2017, the Company sold, in the Private Placement, an aggregate of 6,700,000 shares of its common stock to an accredited investor for an aggregate consideration of $167,500.

The securities referenced above were offered and sold pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, and Rule 506(c) of Regulation D promulgated under the Securities Act.

Consultant Issuances

Between October 31, 2017 and November 13, 2017, the Company issued to consultants an aggregate of 5,680,648 shares of the Company’s common stock in lieu of cash consideration.

The securities referenced above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act.

Make Good Issuances

In connection with certain one-time make good agreements, on October 31, 2017, the Company issued an aggregate of 399,328 shares of its common stock to certain holders of its common stock.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Restricted Stock Grant Agreement

On November 10, 2017, the Company entered into a Restricted Stock Grant Agreement (the “RSGA”) with Jean Louis Kindler, the Company’s Chief Commercial Officer and Director, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. The RSGA provides for the issuance of up to 2,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)

November 14, 2017

