Form 10-K
period 2017-12-31
ORIGINCLEAR, INC.
filed 2018-04-17
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,517,000 based upon the closing sales price of the registrant’s common stock on June 30, 2017 of $0.12 per share.

At April 13, 2018, 135,987,180 shares of the registrant’s common stock were outstanding.

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

Overview of Business

Our mission is to provide expertise, technology, and capital to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	We are building a network of customer-facing water service companies to expand our global market presence and our technical expertise.

3.	In our latest proprietary development as a water technology company, we have conceptualized our blockchain-based WaterChain™ initiative to fund next-generation water recycling systems that can propel the world’s water supply forward into a cleaner future. We have created a concept document and have recruited an initial team of advisors. We received initial technical advice and we are now raising additional funds to architect and develop the WaterChain program. It is very likely that the initial WaterChain vision will change dramatically as we develop the program. We have not defined the final nature of any coins, tokens or other instruments, and we may not be able to raise the capital needed to execute on this concept.

Water is our most valuable resource, and the mission of OriginClear is to improve the quality of water and help return it to its original and clear condition.

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

Progressive Water Treatment Inc.

On October 1, 2015, OriginClear announced it had acquired 100 percent of Dallas-based Progressive Water Treatment Inc. (“PWT”), a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications.

This marked the first transaction in OriginClear’s corporate strategy to acquire leading U.S. water service companies focused on specialized water treatment. OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment. The Company acquired PWT through the exchange of all issued and outstanding shares of PWT for 10,000 shares of the Company’s newly designated Series B Preferred Stock.

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

On January 17, 2017, we announced that PWT completed its third major power plant project in 2016 which included the installation and startup of a $2 million boiler feedwater system for a power plant operated by a major Midwestern public utility.

On October 31, 2017, we announced that PWT more than doubled its revenue from Q2 to Q3 2017 and our initial guidance ahead of quarterly filings indicated revenues on growth trend.

On February 23, 2018, we announced that, after doubling from Q2 to Q3 2017, PWT maintained its performance in Q4 2017.

PWT had four major customers for the year ended December 31, 2017. The customers represented 54.5% of billings for the year ending December 31, 2017.

OriginClear is currently in discussions for additional, accretive acquisitions of companies specializing in complementary markets and applications. However, no assurance can be given that the Company will complete these acquisitions.

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

The Technology

OriginClear is the proprietary developer of EWS, the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. The EWS technology remains the most efficient non-chemical, continuous mechanism for the concentration of live algae cells from water.

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

In 2017, OriginClear accomplished the following milestones in the Technology division:

In March 2017, OriginClear entered into a license agreement with a Spanish industrial group, Montajes Longares and its subsidiary, Depuporc SL (“Depuporc”). Depuporc has developed an integrated waste water treatment system targeting animal farming and more particularly pig farms. Spain is Europe’s largest pig producing country. OriginClear’s technology, EWS:AOx, will be a core component of Depuporc’s patented system.

Also in March 2017, OriginClear entered into a master research agreement with Florida Atlantic University (FAU) in Boca Raton, Florida. This partnership establishes a cooperative framework for further scientific research and validation projects pertaining to OriginClear’s technology, EWS:AOx, when applied to landfill leachate treatment.

In April and May 2017, OriginClear demonstrated its technology’s efficiency for Produced Water treatment at Sinopec Group’s shale gas site in China’s Shandong Province. Sinopec Group is Asia's largest oil and gas company, and the second largest in the world, as listed in the Fortune Global 500.

In July 2017, OriginClear entered India via a license agreement with Permionics Global Technologies LLP, the emerging technologies division of Permionics Membranes Pvt Ltd, a leading Indian filtration and membrane solutions provider for process, waste water recycling and water treatment.

From August 2017 onwards, OriginClear engaged into an internal R&D program targeting the removal of microtoxins in drinking water. The first series of tests focused on a key chemical in Roundup® glyphosate, which has been reported to be present in up to 70% of drinking water in the US. After several test rounds at the La Kretz Advanced Prototyping Center, OriginClear demonstrated real-time virtual elimination of glyphosate at concentrations of parts per billion, equivalent to the contamination level in drinking water. A summary report of the test is available at https://www.originclear.com/tech/microtoxin-reduction.

On September 26, 2017, OriginClear filed a provisional patent to protect a newly developed electrode configuration that significantly increases direct contact of the contaminants in water with the electrodes surface, where the strongest oxidation reactions occur. During the tests that were done on low concentration herbicides in fresh water, this new electrode design also showed ability to efficiently address low electrical conductivity water streams, thus also solving a major energy consumption issue with these types of water.

In December 2017, OriginClear announced a preliminary agreement with the National Superior Engineering School (ENSIL-ENSCI) of France’s University of Limoges, to validate OriginClear’s process, EWS:AOx, for extremely challenging water treatment problems such as landfill runoff and flooding from major storms and hurricanes. This partnership will provide a framework similar to the partnership with FAU, but targeting European markets.

WaterChain, Inc.

WaterChain, Inc. was incorporated in December, 2017 and is a wholly-owned subsidiary of OriginClear, Inc. OriginClear is a technology company and WaterChain is our latest invention. It is a way to raise capital for next-generation, decentralized water treatment and recycling projects all over the world.

An opportunity exists to create a new generation of water projects that take advantage of recent innovations in on-site water treatment systems and practices. We believe these can dramatically improve speed and costs, making it far easier to treat and recycle water. The technologies are known; creating new capital for their implementation, and potentially deploying Distributed Ledger Technology (“DLT”) or “blockchain” are new.

Although it is still in the early stage and there can be no assurance of success, we intend to develop and launch an Initial Coin Offering (ICO) to provide some capital for and scale up a series of advanced water treatment and recycling systems. If we are successful with our ICO, we plan to implement a Project Management Organization (PMO) to implement a transparent and fair process to select projects, technologies and practices.

We plan to deploy DLT within these systems as appropriate and scale up with the active involvement of the water industry to help meet the global water crisis.

We intend to adhere to securities law to the fullest extent possible in our ICO and related funding efforts and have retained specialized counsel to that effect. The “coin” may take any form, for example as an asset class, or as equity in OriginClear.

WaterChain, Inc. Recent Developments

In February, 2018, we announced that we had engaged London-based, The Coin Lab, to help develop the WaterChain concept, and that we had filed for patent protection on a token ecosystem for improved efficiency of transactions in the water industry.

Later that month, we announced that we had presented our WaterChain strategy at d10e Silicon Valley.

On April 13, 2018, OriginClear began conducting a private placement for the sale of up to 50,000,000 units, each consisting of (i) one share of the Company’s 0% Series D Convertible Preferred Stock (the Series D “Preferred Stock”) and (ii) one coin purchase right. The purchase price for each unit is $.02 for aggregate potential proceeds of $1,000,000, with available discounts ranging from 10% to 30% to investments above $50,000 to $250,000 or greater, respectively. The private placement is intended in part to fund the development of WaterChain. The Company may increase the offering amount to $2,000,000 at its sole discretion. This has a potential dilutive effect on the Company as follows: if every investor receives the maximum discount of 30%, then the maximum number of shares of Series D Preferred Stock can increase to over 142 million shares, convertible into shares of Common Stock. Additionally, if a future capital raising event for WaterChain does not occur, the number of shares that are granted pursuant to this offering may be multiplied by 2, causing the number of shares of Series D Preferred Stock to be issued pursuant to this offering to exceed 284 million shares convertible into shares of Common Stock.

Looking Ahead

In 2018, OriginClear hopes to achieve the following:

●	Continued growth of PWT’s revenues and profits.
●	One or more acquisitions of a profitable water treatment service provider.
●	Breakeven and profitability of OriginClear Technologies.
●	WaterChain ICO.
●	Fund and complete the first Proof of Concept (POC) water treatment system under the WaterChain funding mechanism.

Our Strategy

We currently operate three synergistic lines of business:

1.	The OriginClear Group
2.	OriginClear Technologies
3.	WaterChain Inc.

The OriginClear Group

The OriginClear Group’s strategy is to grow incrementally by focusing on the water treatment services market, acquiring the hands-on service suppliers in this market. It intends to develop a network of these wholly-owned water treatment companies to meet the needs of end users from all industries with a full range of treatment technologies. Due to increased regulation, water treatment recycling challenges and a need to focus on their own core business, many water users today are outsourcing their water treatment needs to outside experts. In addition, we have identified a major trend in decentralization of water treatment, which we believe will cause small water service companies to grow. There will be significant synergies within the Group as technology, manufacturing expertise, market knowledge, projects and opportunities are shared. The target acquisitions must be accretive in nature with solid sales growth and profitability. The acquired companies must have a solid management team to accelerate their previous growth with excellent customer service. Initially, the acquisition focus is in the U.S. but will be expanded internationally in a few years.

OriginClear Technologies

We are licensors of our technology. We grant non-exclusive licenses to OEMs (Original Equipment Manufacturers), and participate in joint ventures, contributing our technology and our commitment to each joint venture’s business focus. We have also begun to grant Master Licenses, beginning with our wholly-owned subsidiary in Hong Kong.

Technology Applications

1.	Algae Harvesting

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

Algae harvesting is OriginClear’s historical activity, which also laid the technology groundwork for the company’s subsequent applications development. It started with Single Step Extraction™ (SSE). Today, SSE is the first stage in EWS and it powers our sanitation and growth optimizing applications.

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

2.	The Oil and Gas Industry

The oil and gas industry is one of the most water-intensive industries in the world. It is both a large consumer of fresh water and producer of contaminated water, which is also a potential asset for drought-affected regions. Water is produced and used in large quantities in oil and gas operations. In the United States, an average of 7 barrels of contaminated water is generated for each 1 barrel of oil produced. Greentech Media reports that energy companies pay between $3 to $12 to dispose of each barrel of produced water. We believe OriginClear’s Electro Water Separation™ technology is ideally suited to help clean up the large quantities of water used in oil and gas operations. A 2009 report on modern shale gas by the Groundwater Protection Council, "Modern Shale Gas Development in the United States: A Primer," stated that “the amount of water needed to drill and fracture a horizontal shale gas well generally ranges from about 2 million to 4 million gallons, depending on the basin and formation characteristics.” While fracking technology promises to unleash an abundant supply of inexpensive natural gas to power the modern world, water is quickly becoming a serious limiting factor. Additionally, the water returns as “frack flowback” laced with petroleum and contaminants that require rapid and efficient removal for disposal and recycling.

Oil and Gas Water Cleanup Solutions

The Company has completed successful trials in the Niobrara gas fields of Colorado, the Permian light crude oil fields of West Texas and the Monterey heavy crude oil fields in California. The Bakersfield testing demonstrated that produced water from heavy oil in California’s Monterey Shale Formation could technically and economically be reprocessed for Cyclic Steam Stimulation in oil wells and agricultural irrigation water. EWS removes up to 99.9% of all free and emulsified oil, and 99.5% of suspended solids from oil & gas wastewater, while also removing certain dissolved contaminants that will co-precipitate, and continuously disinfecting bacteria. In the oil and gas application, OriginClear’s core EWS technology is typically supplemented with ‘heavies’ removal on the front end, intelligent controls, and a final polishing system, for a complete solution.

Through its licensees and joint venture partners, OriginClear is making EWS available, either as a stand-alone solution or integrated with up- and downstream treatment modules, to customers such as: E&P operators, service companies, disposal well operators and water treatment companies.

3.	Industrial and agricultural Waste Water

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

The Advanced Oxidation complement to EWS known as EWS:AOx™, announced in March of 2016, shows promise to neutralize micro-contaminants such as ammonia, hydrogen sulfide, and dioxane, an industrial solvent which has been found extensively in aquifers in Southern California and elsewhere. We also believe that EWS:AOx can be valuable in neutralizing many other anthropogenic organic compounds (AOCs), including endocrine disrupting chemicals (EDCs). Further testing, with the assistance of a regional water district, is underway at our headquarters in the Los Angeles Cleantech Incubator (LACI).

WaterChain™: Decentralized Water Funding

WaterChain, Inc. is a wholly owned subsidiary of the Company.

As an organization, we want to create cleaner water for the world, and often the biggest hurdles are not related to our ability to actually clean water, but instead to finance, business, and regulation.

We intend to partner with some of the brightest minds across the blockchain community and the water industry, to develop an entirely new funding mechanism and set of accompanying technologies that will propel the world’s water supply forward into a cleaner future.

Speeding up Water

The global water services industry is on track to become a trillion-dollar industry by 2020, and experts agree that “water is the oil of the 21st century.” By 2030, world demand for water will outstrip supply by 40 percent, and close to half of the world’s population will be living in water-stressed areas (United Nations Environment Programme report, Green Economy, March 21, 2016).

Only one country in the world recycles more than 20% of its water, while the US itself only recycles 1% (Fluence, February 15, 2017). The world’s clean water crisis will create both a financial crisis and global dislocation.

Recent droughts have caused water prices to spike in the double digits. “Conservation surcharges” could easily add on 20% more cost, and these coming water scarcities could dramatically affect many businesses and economies.

The humanitarian issue goes far beyond the problem of business disruption. Nearly all sewage is never treated, and more people die from unsafe water annually than from all forms of violence, including war. As large as it is, the global water industry is still well short of its potential scope.

Growing at just 4% annually, the water industry isn’t ramping up fast enough to meet the coming crisis. The biggest issue is our aging infrastructure, which now needs more than quarter trillion dollars to update in the US alone.

Because our infrastructure is not being modernized fast enough, municipalities are starting to refuse untreated water, in turn requiring industrial, commercial, agricultural, and large residential users to treat their own water.

Since treating water is not their core business, the users outsource the problem to local water service providers and avoid capital expense by paying only for water when it is cleaned. This pay-for-performance model is a risky proposition for smaller service companies and their financiers, and as a result the outsourcing trend, while inevitable, is not progressing quickly enough to meet the growing demand for more water treatment.

Meanwhile, individuals who want to help the world meet its water crisis can often only donate to nonprofit projects, most of which are focused on providing clean water to the developing world. The average investor cannot invest in clean water projects as a means to improve the water industry and simultaneously participate in the economic upsides of those initiatives.

The water industry needs a 21st century platform that speeds up funding for new water treatment facilities, encourages the use of the best current and future technologies, and allows investors access to the growth potential of the water industry.

Decentralized Investing in Water Treatment Facilities

WaterChain intends to create the infrastructure, both on- and off-blockchain, with the potential to quickly increase the number of modular, connected water treatment facilities worldwide. Through an initial coin offering (ICO), we intend to offer investors the opportunity to participate in the sharing of future profits generated by water projects deployed with WaterChain capital. The “coin” or “token” may take any form, for example as an asset class, or as equity in OriginClear.

We intend to rapidly deploy a Proof of Concept system with the proceeds of early funding rounds. In this way, we will be demonstrating the value of next-generation water treatment systems while we develop the full WaterChain infrastructure and also complete our major capital raises.

Beyond the first project, capital raised from the ICO is intended to develop WaterChain technology and operational infrastructure, sustain the organization until enough Return on Investment is generated to reward investors and fund future water projects, and create an independent organization that will oversee the projects being deployed using WaterChain capital.

There already exists a new generation of water treatment technology. By assembling the best minds in the water treatment industry and funding them with capital raised from the crypto community, these technologies can deliver new water treatment facilities faster and at a lower cost compared to existing methods. At the same time, investors know they are helping the world to solve its growing water problem while potentially being rewarded with a share of the profits from those efforts.

We also intend to work with existing financing actors to leverage this capital and make the funding go further. We believe that as the asset base grows, the value of our security token will reflect this appreciated value and make further deployments possible. In addition, we plan to set up a token reserve for future expansion.

Our Future Vision

Within the current water ecosystem, there are inherent challenges with water monitoring and payments between water users, service providers, technology licensors, and investors. The industry is ready for next-generation integration, transparency, and automation, and we believe we will be well positioned to develop and fund a frictionless and high-speed ecosystem for water treatment.

We intend to implement Distributed Ledger Technology (DLT) in the water treatment projects themselves. If a utility token were used in this context, it would have no value as an investment vehicle and would be deployed only to manage, execute, and settle smart contracts on the WaterChain water treatment and recycling project platform.

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

The Payment Industry

The use of capital for water treatment projects, and the optimization of the water industry using DLT and the blockchain are still very early concepts. We are aware of blockchain initiatives relating narrowly to water rights and water sensing devices; and the H2O ICO “ticker” is for HydroMiner, “a crypto currency mining company using green energy drawn from hydro power stations in the Alpine region of Europe.” None of these are in the same category as WaterChain.

In short, we are not aware of any other effort to develop capital for full water systems, nor to create efficiencies for the water industry as a whole using distributed applications on or off blockchain.

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

Intellectual Property

Our business is also based on developing a strong intellectual property portfolio and establishing a network of OEM distributors and core technology licensees. We have filed the following patent and trademark applications:

●	On July 28, 2007, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Algae Growth System for Oil Production”. The inventors listed on the patent application are Nicholas Eckelberry and Riggs Eckelberry, our founders. We are listed as the assignee. On January 29, 2009 the application published with the publication number US 2009-0029445 A1.

●	On May 23, 2008, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Apparatus And Method For Optimizing Photosynthetic Growth In a Photo Bioreactor”. The inventors listed on the patent application are Steven Shigematsu and Nicholas Eckelberry. We are listed as the assignee. On November 26, 2009 the application published with the publication number US 2009-0291485 A1.

●	On June 18, 2010, we filed a provisional patent application with the USPTO to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application are Michael Green, and Nicholas Eckelberry. On December 22, 2011, the application was published with the publication number US 2011-0308962 A1. We are listed as the assignee.

●	On June 16, 2011, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Bio-Energy Reactor”. The inventors listed on the patent application are Michael Green and Nicholas Eckelberry. On April 28, 2011 the application published with the publication number US 2011-0095225 A1. We are listed as the assignee.

●	On October 19, 2011, we filed a utility patent application with the Japanese Patent Office to protect the intellectual property rights for “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of the Use Thereof”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. On June 7, 2013, the patent was issued with the number 5284536.

●	On October 19, 2011, we filed a utility patent application with the Mexican Patent Office to protect the intellectual property rights for “Systems, Apparatus and Methods for Obtaining Intracellular Products and Cellular Mass and Debris from Algae and Derivative Products and Process of the Use Thereof”. The inventors listed on the patent application are Nicholas Eckelberry, Michael Green and Scott Fraser. On April 1, 2015, the patent was issued with the number 329063.

●	On November 11, 2011, we filed a trademark application with the USPTO to protect the intellectual property rights for our company logo “O”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,801.

●	On November 11, 2011, we filed a trademark application with the USPTO to protect the intellectual property rights for our prior company logo “OriginOil”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,800.

●	On September 7, 2012, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Increasing Contact Between Solutes and Solvents in an Aqueous Medium”. The inventors listed on the patent application are Nicholas Eckelberry, Gavin Grey, Jose Sanchez Pina, and Maxwell Roth. We are listed as the assignee.

●	On July 15, 2013, we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee.

●	On September 9, 2013, we filed a patent application with the EPO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Scott Alexander Fraser. We are listed as the assignee.

●	On December 17, 2013, we filed a patent application with the USPTO to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry, and Jose L. Sanchez Pina. We are listed as the assignee.

●	On February 27, 2014, we filed a patent application with the USPTO to protect the intellectual property rights for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On April 17, 2014, we filed a PCT application with the USPTO to protect the intellectual property rights for “Removing Ammonia from Water”. The inventors listed on the patent application are Nicholas Eckelberry, Jose L. Sanchez Pina and Andrew Davies. We are listed as the assignee

●	On April 17, 2014, we filed a PCT application with the USPTO, to protect the intellectual property rights for “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On July 23, 2014, we filed a patent application with the Chinese Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On July 28, 2014, we filed a patent application with the Japanese Patent Office to protect the intellectual property rights for “Systems and Methods for Harvesting and Dewatering Algae”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 15, 2014, we filed a patent application with the Malaysian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 16, 2014, we filed a patent application with the Indian Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On October 17, 2014, we filed a patent application with the Mexican Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On November 12, 2014, we filed a patent application with the Korean Patent Office to protect the intellectual property rights for “Harvesting and Dewatering Algae Using a Two-Stage Process”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On November 17, 2014, we filed a utility patent application with the USPTO to protect the intellectual property rights for “System for removal of suspended solids and disinfection of water”. The inventors listed on the patent application are William Charneski, Nicholas Eckelberry and Dave Anderson. We are listed as the assignee.

●	On December 11, 2014, we filed a utility patent application with the USPTO to protect the intellectual property rights for “Method for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry and Andrew Davies. We are listed as the assignee.

●	On December 16, 2014, we filed a CIP application with the USPTO to protect the intellectual property rights for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee.

●	On February 26, 2015, we filed a Utility Patent application with the USPTO to protect the intellectual property rights for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. This application was published under the publication number US-20150191366-A1.

●	On February 27, 2015, we filed a PCT application to protect our international priority rights on intellectual property for “Electro Catalytic Process for Coalescing and Skimming Pollutants in Bodies of Water Prior to Filtration”. The inventor listed on the patent application is Nicholas Eckelberry. The publication number is WO 2015-131111.

●	On October 15, 2015, we filed a patent application with the Malaysian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On October 19, 2015, we filed a patent application with the Chinese patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On November 13, 2015, we filed a patent application with the Indonesian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On November 17, 2015, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems for Removal of Suspended Solids and Disinfection of Water”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Dave Anderson. We are listed as the assignee.

●	On November 17, 2015, we filed a patent application with the Indian patent office to protect the intellectual property rights for “Producing Algae Biomass Having Reduced Concentration of Contaminants”. The inventors listed on the patent application are Nicholas Eckelberry and Jose L. Sanchez Pina. We are listed as the assignee.

●	On December 10, 2015, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems and Methods for Treating Wastewater”. The inventors listed on the patent application are Nicholas Eckelberry, William Charneski and Andrew Davies. We are listed as the assignee.

●	On January 5, 2016, we filed a provisional patent application with the USPTO to protect our intellectual property rights for “Systems and methods for reduction of total organic compounds in wastewater”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On March 10, 2016, we filed a patent application with the Hong Kong patent office to protect our intellectual property rights for “Producing Algae Biomass and Decontaminating Wastewater Utilizing a Series of Reactor Tubes with Mixed Metal Oxide Electrodes”. The inventors listed on the patent application are Nicholas Eckelberry and Jose Luis Sanchez Pina. We are listed as the assignee.

●	On May 13, 2016, the Japanese Patent Office issued patent No. 5931220 titled “Systems and Methods for Harvesting and Dewatering Algae”. This application was nationalized from PCT application WO/2013/116357.

●	On June 2, 2016, we filed a Utility Patent application with the USPTO to protect our intellectual property rights for “Systems and methods for reduction of total organic compounds in wastewater”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On June 3, 2016, we filed a PCT application to protect our international priority rights on the intellectual property for “Systems and methods for reduction of total organic compounds in wastewater”. The inventor listed on the patent application is Nicholas Eckelberry. We are listed as the assignee.

●	On September 5, 2017, we filed a provisional patent application with the USPTO to protect our intellectual property rights for “Advanced Oxidation Water Treatment Modules”. The inventor listed on the patent application is Jean-Louis Kindler. We are listed as the assignee.

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

Research and Development

During the years ended December 31, 2017 and 2016, we invested $197,119 and $502,209, respectively, on research and development of our technologies. Research and development costs include activities related to development and innovations in the core EWS technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

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

Employees

As of April 15, 2018, we have 22 full-time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

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

We were formed in June 2007 and are currently developing a new technology that has not yet gained market acceptance. As such, we have a limited operating history upon which you can base an evaluation of our business and prospects. Since we have not been profitable, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. To address these risks and uncertainties, we must do among the following:

●	Successfully execute our business strategy;

●	Respond to competitive developments; and

●	Attract, integrate, retain and motivate qualified personnel.

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

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2017 and 2016, we had working capital (deficit) of $(7,194,220) and $(11,056,570), respectively, and shareholders' (deficit) of $(9,831,696) and $(11,798,579), respectively. For the years ended December 31, 2017 and 2016, we incurred net losses of $(5,231,805) and $(4,145,830). As of December 31, 2017, we had an aggregate accumulated deficit of $68,461,412. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2017 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of March 31, 2018, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $4,885,250. All such debt is payable within the following twelve to thirty six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

●	in the case of convertible debt that is converted into equity, result in a reduction in the overall percentage holdings of our stockholders, put downward pressure on the market price of our common stock, result in adjustments to conversion and exercise prices of outstanding notes and warrants and obligate us to issue additional shares of common stock to certain of our stockholders;

●	make it more difficult for us to satisfy our obligations with respect to the indebtedness and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in events of default under the loan agreements and instruments governing the indebtedness;

●	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

●	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to competitors that have relatively less indebtedness;

●	limit our flexibility in planning for, or reacting to, changes in business and the industry in which we operate; and

●	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

Our ability to clean-up oil and gas and waste water and aqua-feed on a commercially viable basis is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we use to harvest algae, clean up oil and gas water, and waste water, have never been utilized on a full-scale commercial basis. Our EWS:AOx™ technology was only recently developed. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

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

Any competing technology that harvests algae, cleans up oil and gas water, and waste water, at a superior scale and more cost efficient than ours, could render our technology obsolete. In addition, because we only hold five issued patents, we may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as we use to achieve our results. Any of these competitive forces may inhibit or materially adversely affect our ability to attract customer licensees, or to obtain royalties or other fees from our customer licensees. This could have a material adverse effect on our business, prospects, results of operation and financial condition.

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

If crude oil prices return to previously low levels, it may become difficult or impossible to sell or license systems to the oil and gas industry. Such events and other deflationary events may impact our business materially.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success is highly dependent on our ability to attract and retain qualified scientific, engineering and management personnel. We are highly dependent on our management, including T. Riggs Eckelberry, who has been critical to the development of our technology and business. The loss of the services of Mr. Eckelberry would have a material adverse effect on our operations. We do not have an employment agreement with Mr. Eckelberry. Accordingly, there can be no assurance that he will remain associated with us. His efforts will be critical to us as we continue to develop our technology and as we attempt to transition to a company with profitable commercialized products and services. If we were to lose Mr. Eckelberry, or any other key employees or consultants, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

A significant percentage of our voting capital stock is held by our directors and executive officers, constituting a supermajority vote, and which allows such holders to take corporate actions such as amendment of certain provisions of the articles of incorporation and bylaws.

On March 15, 2017, the Company filed a Certificate of Designation for its Series C Preferred Stock with the Secretary of State of Nevada designating 1,000 shares of its authorized preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock have a par value of $0.0001 per share. The Series C Preferred Shares do not have a dividend rate or liquidation preference and are not convertible into shares of common stock. For so long as any shares of the Series C Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to 51% of the total vote (representing a super majority voting power) on all shareholder matters of the Company. Such vote shall be determined by the holder(s) of a majority of the then issued and outstanding shares of Series C Preferred Stock.

As of December 31, 2017, all shares of Series C Preferred Stock are held by our chief executive officer, T. Riggs Eckelberry. This means that our chief executive officer is the holder of 51% of the total vote on all shareholder matters of the Company presented for a shareholder vote. This may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult which could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

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

The market for our common stock is highly volatile, having ranged during the fiscal year ended December 31, 2017 from a low of $0.02 to a high of $0.29 on the OTCQB. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. As of March 31, 2018, Mr. Eckelberry, our Chief Executive Officer and Chairman, beneficially owns 5,164,563 shares of our common stock (including 1,714,286 and 21,705 shares of our common stock issuable upon the exercise of stock options at a price of $1.31 and $15.05 per share, respectively). Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

Our stock is subject to the penny stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Securities and Exchange Commission (“SEC”). Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

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

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties partly due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 525 S. Hewitt Street, Los Angeles, California 90013. We rent a portion of a 30,000 square foot corporate building at a current monthly rent of $3,925. PWT, our Dallas based subsidiary, rents approximately a 12,000 square foot facility at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $4,850.

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

On April 7, 2017, the Company filed a certificate of amendment to its articles of incorporation with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 35 (the “Reverse Split”). The Reverse Split became effective in the State of Nevada on April 12, 2017. All share amounts included herein have been adjusted based on take in account the Reverse Split.

	Fiscal Year 2017
	High	Low
First Quarter	$0.29	0.12
Second Quarter	$0.27	0.09
Third Quarter	$0.14	0.03
Fourth Quarter	$0.05	0.02

	Fiscal Year 2016
	High	Low
First Quarter	$1.05	0.60
Second Quarter	$0.84	0.28
Third Quarter	$0.53	0.27
Fourth Quarter	$0.65	0.17

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 31, 2018, we had approximately 483 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2017 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Between March 21, 2018 and March 30, 2018, the Company issued to consultants an aggregate of 3,712,068 shares of the Company’s common stock in lieu of cash considerations.

In connection with certain one-time make good agreements, on March 30, 2018, the Company issued an aggregate of 762,093 shares of its common stock to certain holders of its common stock.

On April 13, 2018, the Company issued to two members of the Board of Directors an aggregate of 400,000 shares of the Company’s common stock for services in lieu of cash consideration.

The issuances of the securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

Overview of Business

Our mission is to provide expertise, technology, and capital to help make clean water available for all. Specifically, we have the following initiatives:

We license our breakthrough technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

We are building a network of customer facing water service companies to expand our global market presence and our technical expertise.

In our latest proprietary development as a water technology company, we have conceptualized our blockchain-based WaterChain™ initiative to fund next-generation water recycling systems that can propel the world’s water supply forward into a cleaner future. We have created a concept document and have recruited an initial team of advisors. We received initial technical advice and we are now raising additional funds to architect and develop the WaterChain program. It is very likely that the initial WaterChain vision will change dramatically as we develop the program. We have not defined the final nature of any coins, tokens or other instruments, and we may not be able to raise the capital needed to execute on this concept.

Water is our most valuable resource, and the mission of OriginClear is to improve the quality of water and help return it to its original and clear condition.

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

The Technology

OriginClear is the proprietary developer of EWS, the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes such as Ultra Filtration or Reverse Osmosis must do, therefore enabling more cost-efficient and high-volume water cleanup overall.

In March of 2016, OriginClear announced that it had successfully developed and proved Advanced Oxidation for its breakthrough water cleanup system, or EWS. University laboratory tests have shown that EWS:AOx™ can now extract dissolved contaminants, which are otherwise difficult to remove without chemicals such as chlorine.

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

As of December 2017, the company has active licensees in Malaysia, Thailand, India, France, Spain as well as the US and Brazil for the Americas.

WaterChain, Inc.

WaterChain, Inc. was incorporated in December, 2017 and is a wholly-owned subsidiary of OriginClear, Inc. OriginClear is a technology company, and WaterChain is our latest invention. It is a way to raise capital for next-generation, decentralized water treatment and recycling projects all over the world.

An opportunity exists to create a new generation of water projects that use only the latest innovations in systems and practices. These can dramatically improve speed and costs, making it far easier to recycle water. The technologies are known; creating new capital for their implementation is new.

We intend to launch an Initial Coin Offering (ICO) to capitalize and rapidly scale up a series of world-class water treatment and recycling systems that return profits to investors, although there can be no assurance of this. We plan to implement a Project Management Organization (PMO) to implement a transparent and fair process to select projects, technologies and practices.

We plan to deploy Distributed Ledger Technology (DLT) within these systems as appropriate and scale up rapidly with the active involvement of the water industry to help meet the global water crisis.

We intend to adhere to securities law to the fullest extent possible in our ICO and related funding efforts and have retained specialized counsel to that effect. The “coin” may take any form, for example as an asset class, or as equity in OriginClear.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2017, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2017 and 2016.

	Year Ended
	December 31, 2017	December 31, 2016
Revenue	$3,355,632	$5,071,095
Cost Of Goods Sold	2,705,771	3,589,165
Operating Expenses, Depreciation and Amortization	5,261,770	5,071,644

Loss from Operations before Other Income/(Expense)	(4,611,909)	(3,589,714)

Other Income/(Expense)	(619,896)	(556,116)

Net Loss	$(5,231,805)	$(4,145,830)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2017 and 2016 was $3,355,632 and $5,071,095, respectively. Cost of sales for the year ended December 31, 2017 and 2016, was $2,705,771 and $3,589,165, respectively.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2017 and 2016, were $2,503,833 and $1,849,639, respectively, which included full year activity from PWT and OriginClear Technologies (Hong Kong) subsidiaries.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2017 and 2016, were $2,508,264 and $2,674,318, respectively, which included full year activity from PWT and OriginClear (Technologies) Hong Kong subsidiaries.

Research and Development Cost

Research and development (“R&D”) costs decreased by $305,090 to $197,119 for the year ended December 31, 2017, compared to $502,209 for the year ended December 31, 2016. The decrease in overall R&D costs was primarily due to a decrease in the purchase of durable Items for testing. R&D costs have consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) decreased by $63,780 to $(619,896) for the year ended December 31, 2017, compared to $(556,116) for the year ended December 31, 2016. The decrease was the result of a decrease in interest expense of $114,726, which includes non-cash amortization of debt discount of $487,693, with offset by an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $807,067, an increase in other income of $344, increase in goodwill impairment of $682,145, and an increase in commitment fees of $303,772.

Net Loss

Our net loss increased by $1,085,975 to $5,231,805 for the year ended December 31, 2017, compared to $4,145,830 for the year ended December 31, 2016. The majority of the increase in net loss was due primarily to a decrease in revenue. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs. We cannot assure of when or if revenue will exceed operating costs.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2017, we incurred a net loss of $5,231,805 and cash used in operations of $1,765,627. As of December 31, 2017, we had a working capital deficiency of $7,194,220 and a shareholders’ deficit of $9,831,696. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the year ended December 31, 2017, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and has also obtained funding from new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2017 and December 31, 2016, we had cash of $439,822 and $351,321, respectively and working capital deficit of $7,194,220 and $11,056,570, respectively. The decrease in working capital deficit was due primarily to a decrease in work in progress, and non-cash derivative liabilities, with an increase in contracts receivable, cost in excess of billing, inventory, prepaid expenses, accounts payable, accrued expenses, billings in excess of cost, deferred income, loan payable, and convertible notes.

During the year ended December 31, 2017, we raised an aggregate of $225,000 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(1,767,627) for the year ended December 31, 2017, compared to $(1,599,513) for the year ended December 31, 2016. The increase of $168,114 in cash used in operating activities was due primarily to the net increase in net loss due to the overall inecrease in general and administrative expenses as well as research and development. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows (used in) investing activities for the year ended December 31, 2017 and 2016 were $(41,270) and $(10,133), respectively. The net increase in cash provided in investing activities was due to the purchase of fixed assets in the current period.

Net cash flows provided by financing activities was $1,895,440 for the year ended December 31, 2017, as compared to $1,265,717 for the prior year ended December 31, 2016. The increase in cash provided by financing activities was primarily due to an increase in equity financing.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. To address the significant deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that this significant deficiency is primarily due to the continued integration of the 2015 acquisition of PWT, specifically as it pertains to revenue recognition. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company intends to add additional resources and controls during year 2018 to mitigate the above significant deficiency.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

Increase in Authorized Shares

On April 13, 2018, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company. Pursuant to the Certificate of Amendment, the Company increased the number of authorized shares of its common stock to 2,000,000,000 from 900,000,000 and increased the number of authorized shares of all series of its preferred stock to 550,000,000 from 750,000. As a result of the increase of authorized shares of its common stock, the aggregate number of the Company’s authorized shares is 2,550,000,000. The Certificate of Amendment became effective upon filing with the State of Nevada on April 13, 2018. The increase in the number of authorized shares does not affect the shares of the Company’s stock issued and outstanding.

Series D Preferred Stock Certificate of Designation

On April 13, 2018, the Company filed a Certificate of Designation for its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) with the Secretary of State of Nevada (the “Certificate of Designation”) designating 400,000,000 shares of its authorized preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have a par value of $0.0001 per share. The shares of Series D Preferred Stock do not have a dividend rate or liquidation preference. The shares of Series D Preferred Stock do not carry any voting rights.

The shares of Series D Preferred Stock are convertible into the Company’s common stock at a conversion rate which shall be the greater of (A) one share of common stock and (B) the number of shares of common stock the holder of the Series D Preferred Stock would have received pursuant to each holders respective Subscription Agreement (as defined in the Certificate of Designation) if the shares of Series D Preferred Stock were priced based on the average Closing Sale Price (as defined in the Certificate of Designation) of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is $0.005 (1/2 of one cent). In the event the Company does not conduct an Initial Coin Offering (as defined in the Certificate of Designation) within one (1) year of the Initial Issuance Date (as defined in the Certificate of Designation), the conversion rate shall be adjusted to read as follows: the greater of (A) one share of common stock and (B) the number of shares of common stock the holder of the Series D Preferred Stock would have received pursuant to each holders respective Subscription Agreement (as defined in the Certificate of Designation) if the shares of Series D Preferred Stock were priced based on the average Closing Sale Price (as defined in the Certificate of Designation) of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is $0.01 (one cent).

Notwithstanding anything to the contrary set forth in the Certificate of Designation, at no time may all or a portion of the Series D Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the 1934 Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion.

Series D-1 Preferred Stock Certificate of Designation

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 Preferred Stock. The shares of Series D-1 Preferred Stock have a par value of $0.0001 per share. The shares of Series D-1 Preferred Stock do not have a dividend rate or liquidation preference. Each share of Series D-1 Preferred Stock is convertible into one share of common stock. The shares of Series D-1 Preferred Stock do not carry any voting rights.

At no time may all or a portion of the Series D-1 Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion.

Private Placement

On April 13, 2018, the Company began offering in a private placement (the “Offering”), units (“Units”), of the Company’s securities, with each Unit consisting of (i) one share of Series D Preferred Stock and (ii) one right to purchase future digital coins, or certain other securities, issued by the Company or WaterChain, Inc., our wholly owned subsidiary (a “Coin Purchase Right” or “CPR”). We are offering up to a maximum of 50,000,000 Units at a purchase price of $0.02 per Unit for an aggregate offering amount of $1,000,000; provided however, that the Company may increase the Offering amount to $2,000,000 at its sole discretion and without notice to the investors in the Offering.

Purchasers of Units will receive CPRs, which will provide holders with preferential rights to participate in a future offering to raise capital for WaterChain, our wholly-owned subsidiary. The future capital raising event for WaterChain may be conducted via the offering of “WaterChain Coins” or any other form of raising capital. There is no guarantee that we will ever conduct a capital raising event for WaterChain and thus a coin offering may never take place and “WaterChain Coins” may never be issued.

On April 13, 2018, we entered into a subscription agreement with a certain accredited investor pursuant to which we agreed to sell 5,000,000 Units of the Company’s securities for an aggregate purchase price of $100,000.

The Offering is being conducted pursuant to Rule 506(c) of Regulation D, and Regulation S, promulgated under the Securities Act and we will accept subscriptions only from “accredited investors” as defined in Rule 501 of Regulation D under the Securities Act or from “non-U.S. Persons” as defined under Rule 902 of Regulation S under the Securities Act.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	66	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Anthony Fidaleo	59	Director

Jean-Louis Kindler	55	Chief Commercial Officer and Director

Byron Elton	63	Director

T. Riggs Eckelberry - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Mr. Eckelberry has served as our Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer since our inception in June 2007. As co-founder, Mr. Eckelberry brings his veteran technology management skills to the Blue Technology sector, and most recently has launched WaterChain, OriginClear’s wholly owned subsidiary. As President and COO of CyberDefender Corporation from 2005 to 2006, he was instrumental in building the company and its innovative product line, helping to achieve initial funding and a public company filing. From 2001 to mid-2005, he helped launch and turn around technology companies as founder and President of TechTransform, a technology consulting firm. In 2004, he was a key member of the team that commercialized YellowPages.com, resulting in its sale for $100 million to SBC/BellSouth. In 2003, he helped make Panda Software a key player in the US market as the General Manager of its US unit. During the high-tech boom of the 1990s, he was responsible for the global brand success of the software product, CleanSweep; as Chief Operating Officer of MicroHouse Technologies, he helped to achieve a successful sale of the company to Earthweb; and he was a key member of the team that sale of venture-backed TriVida to what is now a division of ValueClick: (VCLK). During Mr. Eckelberry’s early career in the non-profit sector, he received a master’s license for oceangoing vessels. As one of the founders of the Company and a recognized expert in the algae oil area, Mr. Eckelberry’s experience and qualifications are essential to the board of directors.

Anthony Fidaleo – Director

Mr. Fidaleo has served as our director since June 2012. Mr. Fidaleo has run his own accounting and consulting practice since 1992, primarily as an acting Chief Financial Officer or Senior Consultant for publicly traded companies ranging from start-ups to Fortune 500 companies. From November 2005 to February 2009 Mr. Fidaleo was the Chief Financial Officer, Chief Operating Officer, Executive Vice President and Member of the Board of Directors and Operating Committee for iMedia International, Inc. an early stage publicly traded interactive content solutions company. Mr. Fidaleo is a California CPA (inactive) and was in public accounting from 1982 through 1992, primarily with BDO Seidman, LLP where he attained the level of audit senior manager. Mr. Fidaleo holds a B.S. degree in Accounting from California State University at Long Beach. Mr. Fidaleo’s accounting and financial experience qualifies him to serve as a member of our board of directors.

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

Byron Elton – Director

Mr. Elton has served as our director since January 2014. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. Since June, 2013, Mr. Elton is a partner of Clear Search, an executive search firm. Prior to that, from January 2009 until May 2013, Mr. Elton served as President and Chief Executive Officer of Carbon Sciences, Inc. (“Carbon Sciences”) (OTCBB: CABN) and has served as Chairman of Carbon Sciences since March 2009. Carbon Sciences is an early stage company developing a technology to convert earth destroying carbon dioxide into a useful form that will not contribute to greenhouse gas. Mr. Elton previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton studied Advertising and Marketing Communications at Brigham Young University. Mr. Elton’s executive and management experience qualifies him to serve as a member of our board of directors.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Board Independence

We currently have four directors serving on our board of directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the NASDAQ Capital Market, Anthony Fidaleo and Byron Elton would be considered independent directors.

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2017, as well as acted by unanimous written consent.  All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Committees of the Board of Directors

We have established an audit committee and compensation committee however we have not yet nominated any members to such committees, which we intend to do in the near future. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by a committee.

Audit Committee. The audit committee will be composed of two independent directors, one of whom meets the requirements of an “Audit Committee Financial Expert.” The audit committee's duties will be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer and Chief Commercial Officer for the years ended 2017 and 2016:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting CFO, President,	2017	360,000						3,000	363,000
Secretary & Treasurer and CEO	2016	322,500	40,000	–	–	–	–	–	362,500

Jean Louis Kindler	2017	144,000							144,000
President, Technologies Division, Director	2016	144,000	4,500	–	–	–	–	–	148,500

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth certain information concerning option awards and stock awards held by our named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

T. Riggs Eckelberry (1)(2)(3)	21,704	–	–	15.05	April 12, 2018
	142,857	–	–	1.31	October 6, 2020
	1,571,429	–	–	1.31	October 6, 2020

Jean Louis Kindler (4)(5)	142,857	–	–	1.31	October 6, 2020
	142,857	–	–	1.31	October 6, 2020

(1)	On April 12, 2013, Mr. Eckelberry was granted options to purchase 21,704 shares of our common stock which are fully vested, exercisable at $15.05 per share and expire 5 years from the date of grant.

(2)	On October 6, 2015, Mr. Eckelberry was granted options to purchase 142,857 shares of our common stock under the Company’s 2015 Equity Incentive Plan. 50% of these options vested on option grant date and 50% vested on October 6, 2016. These options are exercisable at $1.31 per share and expire 5 years from the date of grant.
(3)	On October 6, 2015, Mr. Eckelberry was granted options to purchase 1,571,429 shares of our common stock under the Company’s 2015 Equity Incentive Plan. These options are fully vested, exercisable at $1.31 per share and expire 5 years from the date of grant.
(4)	On October 6, 2015, Mr. Kindler was granted options to purchase 142,857shares of our common stock under the Company’s 2015 Equity Incentive Plan, of which 50% vested on the option grant date and 50% vested on October 6, 2016. These options are exercisable at $1.31 per share and expire 5 years from the date of grant.
(5)	On October 6, 2015, Mr. Kindler was granted options to purchase 142,857shares of our common stock under the Company’s 2015 Equity Incentive Plan which will vest upon specific milestones being met, exercisable at $1.31 per share and expiring 5 years from the date of grant.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2017, our Chief Executive Officer did not receive any bonus payments.

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

The following table reflects all compensation awarded to or earned by our directors for the fiscal year ended December 31, 2017.

Name	Fees Earned ($)	Stock Awards ($) (1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Riggs Eckelberry
Jean Louis Kindler
Anthony Fidaleo (2)		$12,600
Byron Elton (3)		$12,600

(1)	Reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718.
(2) (3)	On March 29, 2017, Mr. Fidaleo was issued 85,714 shares of our common stock. On March 29, 2017, Mr. Elton was issued 85,714 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2018 by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 135,987,180 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares	Percentage of Voting Power
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)	5,164,563	3.8%	51	%(3)

Jean-Louis Kindler, Director (4)	2,571,428	1.9	-

Anthony Fidaleo, Director (5)	350,001	*	-

Byron Elton, Director (6)	345,715	*	-

Directors and executive officers as a group (4 persons) (7)	8,431,707	6.2%	51	%(3)

* Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 525 S. Hewitt Street, Los Angeles, California 90013.
(2) (3)

Includes (i) 3,428,572 shares of common stock issuable upon certain milestones being met, (ii) 1,714,286 shares of common stock issuable upon exercise of stock options at a price per share of $1.31 and (iii) 21,705 shares of common stock issuable upon exercise of stock options at prices per share of $15.05.

Includes 1,000 shares of Series C Preferred Stock which entitles holder to 51% of the total vote representing a super majority voting power) on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

(4)	Includes (i) 2,285,714 shares of common stock issuable upon certain milestones being met and (ii) 285,714 shares of common stock issuable upon exercise of stock options at a price per share of $1.31 per share.
(5)	Includes (i) 14,286 shares of common stock issuable upon exercise of stock options at a price per share of $1.31 per share and (ii) 335,715 shares of common stock.
(6)	Includes (i) 14,286 shares of common stock issuable upon exercise of stock options at a price per share of $1.31 per share and (ii) 331,429 shares of common stock.
(7)	Includes (i) 5,714,286 shares of common stock issuable upon certain milestones being met, (ii) 2,028,572 shares of common stock issuable upon exercise of stock options at a price per share of $1.31, (iii) 21,705 shares of common stock issuable upon exercise of stock options at a price per share of $15.05 and (iv) 667,144 shares of common stock.

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

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which consist of 10,000 shares (the “Series B Preferred Stock”). On October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and shares of Series B Preferred Stock were issued to the shareholders of PWT. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the original issue date; and the remaining one third (1/3) may be converted beginning three years after the original issue date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice.

The Series B Preferred Stock has redemption features that are redeemable solely at the option of the Company. Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $0.35 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection.

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

Equity Compensation Plan Information

On July 1, 2009, we instituted the OriginOil 2009 Incentive Stock Plan (the “2009 Plan”), after approval by the board of directors and a majority of our shareholders. Under the 2009 Plan, 14,286 shares of our common stock were reserved for use.

On May 25, 2012, we instituted the OriginOil 2012 Incentive Stock Plan (the “2012 Plan”), after approval by the board of directors and a majority of our shareholders. Under the 2012 Plan, 28,571 shares of our common stock were reserved for use.

On June 14, 2013, we instituted the OriginOil 2013 Incentive Stock Plan (the “2013 Plan”), after approval by the board of directors. Under the 2013 Plan, 114,286 shares of our common stock were reserved for use.

On October 2, 2015, we instituted the OriginClear, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), after approval by the board of directors. Under the 2015 Plan, 4,571,429 shares of our common stock were reserved for use.

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

The following table summarizes information concerning the 2009 Plan, 2012 Plan, 2013 Plan, 2015 Plan and other options outstanding as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	2,682,644	1.04	1,014,851
Equity compensation plans not approved by security holders
Total	2,682,644	1.04	1,014,851

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Item 11 under “Executive Compensation,” since January 1, 2017 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2017 and 2016 were $73,891 and $86,457, respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2017 and 2016.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

For the fiscal years ended December 31, 2017 and 2016 the audit committee considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our audit committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-auditing services, provided that decisions of such subcommittee to grant pre-approval is presented to the full audit committee at its next scheduled hearing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018*
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018*
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018*
4.1	Form of Class A Stock Purchase Warrant (14)
4.2	Form of Class B Stock Purchase Warrant (14)
4.3	Form of Class C Stock Purchase Warrant (14)
10.1	Non-Statutory Stock Option Agreement dated October 6, 2015 (15)
10.2	OriginClear, Inc. 2015 Equity Incentive Plan (16)**
10.3	Amended and Restated Non-Statutory Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company (17)***
10.4	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (18)***
10.5	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (19)***
10.6	Form of Subscription Agreement (14)
10.7	Form of Subscription Agreement*
21.1	Subsidiaries of the Registrant *
31	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (20)*
32	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (20)*
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders' Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

** Management compensation plan

*** Management compensation agreement

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 filed with the SEC on August 14, 2017.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 filed with the SEC on November 16, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016 filed with the SEC on May 16, 2016.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(20)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 17, 2018.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 17, 2018	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director, Chief Executive Officer and Acting Chief Financial Officer

Date: April 17, 2018	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 17, 2018	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
President, Technologies Division and Director

Date: April 17, 2018	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate significant revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A
Liggett & Webb, P.A

We have served as the Company’s auditor since 2014.

New York, New York
April 17, 2018

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$439,822	$351,321
Contracts receivable, less allowance for doubtful accounts of $6,996 and $50,000 respectively	490,441	382,895
Inventory	13,614	-
Cost in excess of billing	88,589	47,612
Work in progress	84,157	86,085
Prepaid expenses	61,607	42,128

TOTAL CURRENT ASSETS	1,178,230	910,041

NET PROPERTY AND EQUIPMENT	150,628	161,912

OTHER ASSETS
Other asset	19,538	19,538
Goodwill	-	682,145
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	27,505	709,650

TOTAL ASSETS	$1,356,363	$1,781,603

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$827,656	$480,064
Accrued expenses	932,092	715,281
Billing in excess of cost	154,048	-
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	15,500	-
Loans payable, current portion	11,090	-
Derivative liabilities	5,531,183	8,702,083
Convertible promissory notes, net of discount of $240,137 and $591,835, respectively	766,931	1,935,233

Total Current Liabilities	8,372,450	11,966,611

Long Term Liabilities
Loan payable, long term portion	4,609	-
Convertible promissory notes, net of discount of $0 and $11,429, respectively	2,811,000	1,613,571

Total Long Term Liabilities	2,815,609	1,613,571

Total Liabilities	11,188,059	13,580,182

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 750,000 shares authorized, 3,333 and 6,666 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding at December 31, 2017, 1,000 of Series A issued and outstanding at December 31, 2016	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized 112,888,964 and 21,428,454 equity shares issued and outstanding, respectively	11,289	2,143
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	58,618,560	51,428,976
Accumulated other comprehensive loss	(134)	(92)
Accumulated deficit	(68,461,412)	(63,229,607)

TOTAL SHAREHOLDERS' DEFICIT	(9,831,696)	(11,798,579)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,356,363	$1,781,603

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended
	December 31, 2017	December 31, 2016

Sales	$3,355,632	$5,071,095

Cost of Goods Sold	2,705,771	3,589,165

Gross Profit	649,861	1,481,930

Operating Expenses
Selling and marketing expenses	2,503,833	1,849,639
General and administrative expenses	2,508,264	2,674,318
Research and development	197,119	502,209
Goodwill impairment	682,145	-
Depreciation and amortization expense	52,554	45,478

Total Operating Expenses	5,943,915	5,071,644

Loss from Operations	(5,294,054)	(3,589,714)

OTHER INCOME (EXPENSE)
Other income	744	400
Commitment fee	(1,546,920)	(1,243,148)
Gain on net change in derivative liability and conversion of debt	2,334,781	1,527,714
Interest expense	(726,356)	(841,082)

TOTAL OTHER INCOME (EXPENSE)	(62,249)	(556,116)

NET (LOSS)	$(5,231,805)	$(4,145,830)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.10)	$(0.33)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	53,303,847	12,470,715

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2015	11,000	$1	6,645,395	$665	$46,330,041	$(47)	$(59,083,777)	$(12,753,117)

Common stock issuance for cash	-	-	3,366,333	337	1,140,380	-	-	1,140,717

Common stock issuance for conversion of debt	-	-	3,880,358	388	779,277	-	-	779,665

Common stock issuance for settlement of accounts payable	-	-	540,288	54	174,946	-	-	175,000

Common stock issued at fair value for services and commitment fees	-	-	6,519,794	651	2,454,600	-	-	2,455,251

Common stock issued for conversion of preferred stock	(3,334)		476,286	48	(48)	-	-	-

Stock compensation cost	-	-	-	-	533,009	-	-	533,009

Beneficial conversion feature	-	-	-	-	16,771	-	-	16,771

Other comprehensive loss	-	-	-	-	-	(45)	-	(45)

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(4,145,830)	(4,145,830)

Balance at December 31, 2016	7,666	1	21,428,454	2,143	51,428,976	(92)	(63,229,607)	(11,798,579)

Common stock issuance for cash	-	-	25,055,362	2,506	1,652,235	-	-	1,654,741

Common stock issuance for conversion of debt	-	-	15,675,714	1,567	1,459,536	-	-	1,461,103

Common stock issuance for settlement of accounts payable	-	-	886,700	89	117,842	-	-	117,931

Common stock issued at fair value for services and commitment fees	-	-	49,366,591	4,936	3,870,543	-	-	3,875,479

Common stock issued for conversion of preferred stock	(3,333)	-	476,143	48	(48)	-	-	-

Preferred Series A purchased	(1,000)	-	-	-	-	-	-	-

Preferred Series C issued	1,000	-	-	-	-	-	-	-

Stock compensation cost	-	-	-	-	89,476	-	-	89,476

Other comprehensive loss	-	-	-	-	-	(42)	-	(42)

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(5,231,805)	(5,231,805)

Balance at December 31, 2017	4,333	$1	112,888,964	$11,289	$58,618,560	$(134)	$(68,461,412)	$(9,831,696)

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,231,805)	$(4,145,830)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,555	45,478
Common stock and warrants issued for services and commitment fees	3,875,479	2,455,251
Stock option and warrant compensation expense	89,476	533,009
Gain on net change in valuation of derivative liability and conversion of debt	(2,334,781)	(1,527,714)
Debt discount and original issue discount recognized as interest expense	416,679	487,693
Goodwill Impairment	682,145	-
Change in Assets (Increase) Decrease in:
Contracts receivable	(107,546)	683,328
Cost in excess of billing	(40,977)	(30,864)
Other receivable	-	100,000
Inventory asset	(13,614)	-
Prepaid expenses	(19,479)	(11,651)
Work in progress	1,928	9,281
Other asset	-	(194,698)
Change in Liabilities Increase (Decrease) in:
Accounts payable	465,523	306,567
Accrued expenses	229,242	344,355
Billing in excess of cost	154,048	(503,718)
Deferred income	15,500	(150,000)

NET CASH USED IN OPERATING ACTIVITIES	(1,765,627)	(1,599,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(41,270)	(10,133)

CASH USED IN INVESTING ACTIVITIES	(41,270)	(10,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable	15,699	-
Proceeds from convertible promissory notes	225,000	125,000
Proceeds for issuance of common stock for cash	1,654,741	1,140,717

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,895,440	1,265,717

Foreign currency effect on cash flow	(42)	(45)

NET INCREASE (DECREASE) IN CASH	88,501	(343,974)

CASH BEGINNING OF YEAR	351,321	695,295

CASH END OF YEAR	$439,822	$351,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,105	$2,199
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$1,461,103	$779,665
Common stock issued at fair value on settlement of accounts payable	$117,931	$175,000
Common stock issued at fair value for supplemental shares	$1,546,920	$1,243,148
Beneficial conversion feature on convertible note	$-	$16,771
Conversion of accounts payable into a convertible note	$-	$430,896

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the "Company") was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007. The Company began its’ planned principle operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited, in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment. As of December 31, 2017, OCT has limited assets and operations.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2017, the Company did not generate significant revenue, incurred a net loss of $5,231,805 and used cash in operations of $1,765,621.  As of December 31, 2017, the Company had a working capital deficiency of $7,194,220 and a shareholders’ deficit of $9,831,696.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2017 expressed substantial doubt about our ability to continue as a going concern.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2017, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock and warrants. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $3,355,632 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., and OriginClear Technologies, Ltd (formerly OriginClear HK, Ltd). All material intercompany transactions have been eliminated upon consolidation of these entities.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our stock options, warrants, convertible notes, derivatives, revenue recognition, intangibles, allowance for doubtful accounts, and common stock issued for services, among other items. Actual results could differ from these estimates.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2017, the cash balance in excess of the FDIC limits was $7,634 and $18,821 in foreign (Hong Kong) bank account which is not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Loss per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2017	2016
(Loss) to common shareholders (Numerator)	$(5,231,805)	$(4,145,830)

Basic and diluted weighted average number of common shares outstanding denominator	53,303,847	12,470,715

The Company has excluded 3,697,495 stock options, 53,562,961 warrants, and the shares issuable from convertible debt of $3,818,068 and shares issuable from convertible preferred stock for the year ended December 31, 2017, because their impact on the loss per share is anti-dilutive.

The Company has excluded 3,697,495 stock options, 506,026 warrants, and the shares issuable from convertible debt of $4,152,068 and shares issuable from convertible preferred stock for the year ended December 31, 2016, because their impact on the loss per share is anti-dilutive.

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

The asset “Costs in excess of billings” represents revenues recognized in excess of amounts billed on contracts in progress. The liability “Billings in excess of costs” represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The cost in excess of billings for the years ending December 31, 2017 and 2016, were $88,589 and $47,612, respectively. The billing in excess of cost for the years ending December 31, 2017 and 2016, was $154,048 and $0, respectively.

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

DECEMBER 31, 2017 AND 2016

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $6,996 and $50,000 as of December 31, 2017 and 2016, respectively. The net contract receivable balance was $490,441 and $382,895 at December 31, 2017 and 2016, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2017 and 2016, and determined there was impairment of goodwill of 682,145 as of December 31, 2017.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $197,119 and $502,209 for the years ended December 31, 2017 and 2016, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $163,332 and $189,429 for the years ended December 31, 2017 and 2016, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-6 years
Leasehold improvements	2-5 years

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

DECEMBER 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattace option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2017 and 2016.

	Total	(Level 2)	(Level 2)	(Level 3)

Derivative Liability, December 31, 2017	$5,531,183	$-	$-	$5,531,183
Derivative Liability, December 31, 2016	$8,702,083	$-	$-	$8,702,083

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2016	$9,317,475
Fair Value of derivative liabilities issued	1,122,762
Loss on conversion of debt and change in derivative liability	(1,738,154)
Balance as of December 31, 2016	$8,702,083
Fair Value of derivative liabilities issued	53,551
Gain on conversion of debt and change in derivative liability	(3,224,451)
Balance as of December 31, 2017	5,531,183

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2017	12/31/2016
Risk free interest rate	1.55% - 1.98%	.01% - 1.02%
Stock volatility factor	87.0% - 95.0%	4.72% - 189.09%
Weighted average expected option life	6 months - 5 years	6 months - 5 years
Expected dividend yield	None	None

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In May 2017, FASB issued accounting standards update ASU-2017-09, “Compensation-Stock Compensation” (Topic 718) –Modification Accounting”, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period for public entities for reporting periods for which financial statements have not yet been issued, and all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of the adoption of ASU 2017-09 on the Company’s financial statements beginning January 1, 2018.

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

Management reviewed currently issued pronouncements during the year ended December 31, 2017, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	PROPERTY & EQUIPMENT

Property and Equipment consists of the following as of December 31, 2017 and 2016:

	2017	2016

Machinery & equipment	$136,188	164,904
Furniture & fixtures	27,452	27,452
Computer equipment	54,769	53,594
Vehicles	64,277	31,358
Capitalized assets	36,139	-
Leasehold improvements	26,725	26,725
	345,551	304,281
Less accumulated depreciation and amortization	(194,923)	(142,369)

	$150,628	161,912

During the years ended December 31, 2017 and 2016, depreciation and amortization expense was $52,554 and $45,478, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

4.	CAPITAL STOCK

Preferred Stock

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which consists of 10,000 shares (the “Series B Preferred Stock”). On October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and Series B Shares were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the original issue date; and the remaining one third (1/3) may be converted beginning three years after the original issue date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price is to be adjusted to reflect the lower of $1.05 or the price of the Company’s Common Stock calculated using the average closing prices of the Company’s Common Stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share.

The Series B Preferred Stock has redemption features that are redeemable solely at the option of the Company. Each share of Series B Preferred Stock has a stated value of $150 per share and is convertible into shares of the Company’s common stock at a conversion price of $1.05 per share, which may be converted to the Company’s common stock in three annual increments beginning 12 months from closing. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B Preferred Stock shall have the rights, preferences and privileges as set forth in the exchange agreement.

During the year ended December 31, 2017, the Company issued 476,143 shares of common stock upon conversion of 3,333 shares of preferred stock at a price of $1.05 per share, plus 952,572 make good shares at a price of $0.35 per share. As of December 31, 2017, a balance of 3,333 shares of Series B Preferred Stock remain.

On September 29, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series A Preferred Stock, par value $0.0001 per share, (“Series A Preferred Stock”) providing for supermajority voting rights to holders of Series A Preferred Stock. The Board believes that it is in the best interest of the stockholders of the Corporation that the Series A Preferred Stock be issued to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry. Upon filing of the New Series A Preferred Stock Certificate of Designation in accordance with the provisions of Nevada law, the Board authorized the Corporation to issue 1,000 shares of New Series A Preferred Stock to Mr. Eckelberry. On March 30, 2017, the Company filed a Certificate of Withdrawal of the Certificate of Designation for its Series A Preferred Stock with the Secretary of State of Nevada following the mutual agreement between the Company and the holder of the Series A Preferred Stock to irrevocably cancel all of the 1,000 shares of Series A Preferred Stock outstanding.

On March 14, 2017, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of New Series C Preferred Stock, par value $0.0001 per share, (“New Series C Preferred Stock”) providing for supermajority voting rights to holders of New Series C Preferred Stock. The Board believes that it is in the best interest of the stockholders of the Corporation that the New Series C Preferred Stock be issued to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry. The purchase price of the New Series C Preferred Stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares.

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

On June 30, 2017, the Company filed a certificate of amendment (the “June Certificate of Amendment”) to amend Article 3 of its articles of incorporation with the State of Nevada, effectuating a decrease of the number of authorized shares of the Company. Pursuant to the June Certificate of Amendment, the Company reduced the number of authorized shares of its common stock to 300,000,000. The June Certificate of Amendment became effective upon filing with the State of Nevada on June 30, 2017. The reduction in the number of authorized shares did not affect the shares of the Company’s stock issued and outstanding at that time.

On December 1, 2017, the Company filed a certificate of amendment (the “December Certificate of Amendment”) to amend Article 3 of its articles of incorporation with the State of Nevada, effectuating an increase of the number of authorized shares of the Company. Pursuant to the December Certificate of Amendment, the Company increased the number of authorized shares of its common stock to 900,000,000. The December Certificate of Amendment became effective upon filing with the State of Nevada on December 1, 2017. The increase in the number of authorized shares does not affect the shares of the Company’s stock issued and outstanding.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

4.	CAPITAL STOCK (Continued)

Year ended December 31, 2017

The Company issued 25,055,362 shares of common stock through a private placement at an average price of $0.066 per share for cash in the amount of $1,654,741.

The Company issued 15,675,714 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $469,000, plus interest in the amount of $130,364, with a fair value loss of $861,739 based upon conversion prices of $0.031 up to $0.21.

The Company issued 886,700 shares of common stock for the settlement of accounts payable with a fair value of $117,931, which includes a fair value loss on settlement of $27,931.

The Company issued 49,366,591 shares of common stock for services and commitment fees at fair value of $3,875,479.

Year ended December 31, 2016

The Company issued 3,366,333 shares of common stock through a private placement at a price of $0.35 per share for cash in the amount of $1,140,717.

The Company issued 3,880,358 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $669,000, plus interest in the amount of $110,666, based upon conversion prices of $0.34 up to $1.23.

The Company issued 540,288 shares of common stock for the settlement of accounts payable with a fair value of $175,000.

The Company issued 6,519,794 shares of common stock for services and commitment fees at fair value of $2,455,251.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$3,577,931
Less current portion	766,931
Total long-term liabilities	$2,811,000

Maturities of long-term debt for the next three years are as follows:

Year Ending
December 31,	Amount
2019	871,000
2020	1,815,000
2021	125,000
$2,811,000

At December 31, 2017, the $3,818,068 in convertible promissory notes has a remaining debt discount of $240,137, leaving a net balance of $3,577,931.

On various dates, the Company entered into unsecured convertible notes (the “Convertible Promissory Notes” or “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the year ended December 31, 2017, the Company issued 15,675,714 shares of common stock, upon conversion of $469,000 in principal, plus accrued interest of $130,364, with a fair value loss on settlement of $861,739. As of December 31, 2017, the Notes had an aggregate remaining balance of $1,486,000.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

As of December 31, 2017, unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334 were amended. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, and were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes.

The Company entered into various, unsecured convertible notes (the “Notes”), on various dates ending on May 19, 2016. The Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The remaining balance of the note as of December 31, 2017, was $1,325,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,479 during the year ended December 31, 2017.

The Company issued a convertible note in exchange for an account payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. On January 1, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2016, the remaining balance was $257,048. During the nine months ended September 30, 2017, the Company issued 886,700 shares of common stock upon conversion of principal in the amount of $90,000, with a fair value loss on settlement of $27,931. As of December 31, 2017, the Note had a remaining balance of $167,048. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $216,024 during the year ended December 31, 2017.

The Company issued a convertible note in exchange for an account payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the note met the criteria of a derivative and was accounted for under ASC 815. The note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the note and recognized as interest expense in the financial statements. The conversion feature of the Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $187,906 during the year ended December 31, 2017. Total debt discount as of December 31, 2017 was $187,906.

The Company entered into an unsecured convertible note (the “Dec 20 Note”), in the amount of $150,000 on December 20, 2017. The Dec 20 Note matures on December 20, 2018. The Dec 20 Note bears interest at 10% per annum. The Dec 20 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.03 per share or 50% of the lowest trade price during the twenty trading days immediately before the conversion. The conversion feature of the Dec 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 20 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,108 during the year ended December 31, 2017.  Total debt discount as of December 31, 2017 was $43,820.

The Company entered into an unsecured convertible note (the “Dec 22 Note”), in the amount of $75,000 on December 22, 2017. The Dec 22 Note matures on December 22, 2018. The Dec 22 Note bears interest at 10% per annum. The Dec 22 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days upon default of the prepayment date. The conversion feature of the Dec 22 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 22 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $213 during the year ended December 31, 2017. Total debt discount as of December 31, 2017 was $8,410.

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

The derivative liability recognized in the financial statements as of December 31, 2017 was $5,531,183.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

6.	OPTIONS AND WARRANTS

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

Options

On September 29, 2015, the Board of Directors adopted a new OriginOil, Inc., 2015 Equity Incentive Stock Option Plan (the “2015 Plan”) for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 3,315,714 shares of Common Stock. On October 2, 2015, the Board of Directors amended the number of shares to reserve for issuance to 4,571,429 shares. Options granted under these Plans may be either incentive options or nonqualified options and shall be administered by the Company's Board.  Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plan or of any option agreement, each Option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant.

During the year ended December 31, 2017, the Company did not grant any shares of incentive stock options to employees, or non-statutory options to consultants. The stock options mature on March 29, 2021 and October 17, 2021, at prices of $0.29 and $1.31.

With respect to Non-Statutory Options granted to employees, directors or consultants, the Board or Committee may specify such period for exercise that the Option shall automatically terminate following the termination of employment or services as to shares covered by the Option as the Board or Committee deems reasonable and appropriate.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of year	3,697,495	$1.505	3,411,561	$1.750
Granted	-	$-	471,429	$0.315
Exercised	-	$-	-	$-
Forfeited/Expired	-	$-	(185,495)	$2.450
Outstanding, end of year	3,697,495	$1.505	3,697,495	$1.505
Exercisable at the end of year	2,682,644	$1.028	2,625,147	$1.715
Weighted average fair value of options granted during the year		$-		$0.315

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

6.	OPTIONS AND WARRANTS (Continued)

The weighted average remaining contractual life of options outstanding issued under the 2009 Plan, 2013 Plan, and 2015 Plan as of December 31, 2017 and 2016 was as follows:

	December 31, 2017			December 31, 2016
			Weighted			Weighted
			Average			Average
	Stock	Stock	Remaining	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$6.65 - 31.15	52,276	50,401	4.59 - 6.77	52,276	46,472	5.59 - 7.77
$14.35 - 15.40	32,362	32,362	5.71	32,362	26,294	6.71
$1.31	3,612,857	2,599,881	2.77 - 3.80	3,612,857	2,552,381	3.77 - 4.80
	3,697,495	2,682,644		3,697,495	2,625,147

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the years ended December 31, 2017 and 2016 were $89,476 and $533,009, respectively.

Restricted Stock to CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, T. Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to 1,714,286 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to 857,143 shares of its common stock. If change in control occurs, the RSGA shall become fully vested. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the August RSGA”) with its Chief Executive Officer, T. Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the August RSGA are performance based shares and none have yet vested nor have any been issued. The August RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. If change in control occurs, the August RSGA shall become fully vested. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the First Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the First Employee RSGA are performance based shares and none have yet vested nor have any been issued. The First Employee RSGA provides for the issuance of up to 857,143 shares of the Company’s common stock to the employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 428,571 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to 428,571 shares of its common stock. If change in control occurs, the First Employee RSGA shall become fully vested. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

6.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants (Continued)

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the Second Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Second Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Second Employee RSGA provides for the issuance of up to 571,429 shares of the Company’s common stock to the Employee provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 285,714 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 285,714 shares of its common stock. If change in control occurs, the Second Employee RSGA shall become fully vested. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the Consultants RSGA”) with two of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 285,714 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 142,857 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to 142,857 shares to each of the consultants, its common stock. If change in control occurs, the Consultants RSGA shall become fully vested. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the year ended December 31, 2017, 53,090,625 warrants were issued by the Company. No warrants were issued by the Company during the year ended December 31, 2016. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding -beginning of year	506,026	$6.30	665,632	$7.35
Granted	53,090,625	$0.015	-	$-
Exercised	-	$-	-	$-
Forfeited	(33,690)	$23.93	(159,606)	$5.60
Outstanding - end of year	53,562,961	$5.40	506,026	$6.30

 At December 31, 2017 and 2016, the weighted average remaining contractual life of warrants outstanding:

	December 31, 2017			December 31, 2016
			Weighted			Weighted
			Average			Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$0.04 - 5.25	53,547,769	53,547,769	0.27 - 1.42	479,120	479,120	0.49 - 1.45
$8.75 - 9.10	12,334	12,334	0.25 - 0.72	24,048	24,048	0.32 - 1.72
$31.50	2,858	2,858	4.88	2,858	2,858	5.88
	53,562,961	53,562,961		506,026	506,026

At December 31, 2017, the aggregate intrinsic value of the warrants outstanding was $0.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

7.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2017 and 2016, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2017 and 2016, the Company did not recognize interest and penalties.

At December 31, 2017, the Company had net operating loss carry-forwards of approximately $32,321,460, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016
Book loss	$(2,092,700)	$(1,658,300)
Tax to book differences for deductible expenses	14,740	(16,300)
Tax non deductible expenses	1,646,400	919,200

Valuation Allowance	431,560	755,400

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2017	2016
Deferred tax assets:
NOL carryover	$9,373,200	$12,465,500
Other carryovers	397,000	379,100

Deferred tax liabilities:
Depreciation	5,800	(9,800)

Less Valuation Allowance	(9,776,000)	(12,834,800)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $3,558,200, with a corresponding net adjustment to valuation allowance of $3,558,200 as of December 31, 2017.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

8.	FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment.

9.	COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company holds an agreement for office space located in Los Angeles, California. The initial term was from May 1, 2016 to July 31, 2016 and the term has automatically renewed for successive periods and will continue until terminated in accordance with the agreement.

Operating Lease – Related Party

The Company holds a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,850 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2017.

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

Major Customers

PWT had four major customers for the year ended December 31, 2017. The customers represented 54.5% of billings for the year ending December 31, 2017. The contract receivable balance for the customers was $98,038 at December 31, 2017.

PWT had three major customers for the year ended December 31, 2016. The customers represented 58.74% of billings for the year ended December 31, 2016. The contract receivable balance for the customers was $172,589 at December 31, 2016.

Major Suppliers

PWT had five major vendors for the year ended December 31, 2017. The vendors represented 40.59% of total expenses in the year ending December 31, 2017. The accounts payable balance due to the vendors was $63,886 at December 31, 2017. Management believes no risk is present with the vendors due to other suppliers being readily available.

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

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

In connection with certain one-time make good agreements, between January 16, 2018 and March 30, 2018, the Company issued an aggregate of 8,267,633 shares of its common stock to certain holders of its common stock.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

11.	SUBSEQUENT EVENTS (Continued)

Between January 16, 2018 and March 30, 2018, the Company issued to consultants an aggregate of 6,988,421 shares of the Company’s common stock in lieu of cash considerations.

Between January 23, 2018 and February 27, 2018, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal amount of $50,000, plus unpaid interest of $16,980 into an aggregate of 7,442,162 shares of the Company’s common stock.

On February 20, 2018, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold and issued an unsecured convertible promissory note (the “Feb 20 Note”), in the aggregate principal face amount of $53,000. The Feb 20 Note matures 12 months from the date of issuance and bears interest at a rate of 10% per annum. The Feb 20 Note may be converted into shares of the Company’s common stock at a price per share equal to 39% of the lowest trade price of the Company’s common stock recorded during the ten prior trading days from receipt of the conversion notice (subject to adjustment for stock splits, dividends, combinations and other similar transactions).  In addition, while this Feb 20 Note is outstanding and to the extent the Company grants any other party a more favorable note with a face value equal to or less than the face value of this Feb 20 Note, at the Feb 20 Note holder’s option, the terms of the Feb 20 Note shall adjust to match that more favorable note including the conversion price, if applicable.

On February 23, 2018, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold and issued an unsecured convertible promissory note (the “Feb 23 Note”), in the aggregate principal face amount of $78,750. The Feb 23 Note matures 12 months from the date of issuance and bears interest at a rate of 10% per annum. The Feb 23 Note may be converted into shares of the Company’s common stock at a price per share equal to the lessor of (i) $0.03 or (ii) 50% of the lowest trade price of the Company’s common stock recorded during the twenty prior trading days from receipt of the conversion notice (subject to adjustment for stock splits, dividends, combinations and other similar transactions).  In addition, while this Feb 23 Note is outstanding and to the extent the Company grants any other party a more favorable note with a face value equal to or less than the face value of this Feb 23 Note, the conversion price terms of the Feb 23 Note shall adjust to match that more favorable conversion price.

On April 4, 2018, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold and issued an unsecured convertible promissory note (the “Apr 4 Note”), in the aggregate principal face amount of $150,000. The Apr 4 Note matures 12 months from the date of issuance and bears interest at a rate of 10% per annum. The Apr 4 Note may be converted into shares of the Company’s common stock at a price per share equal to 50% of the lowest trade price of the Company’s common stock recorded during the twenty five prior trading days from receipt of the conversion notice (subject to adjustment for stock splits, dividends, combinations and other similar transactions).  In addition, while this Apr 4 Note is outstanding and to the extent the Company grants any other party a more favorable note with a face value equal to or less than the face value of this Apr 4 Note, the conversion price terms of the Apr 4 Note shall adjust to match that more favorable conversion price.

On April 13, 2018, the Company issued to two members of the Board of Directors an aggregate of 400,000 shares of the Company’s common stock for services in lieu of cash consideration.

On April 13, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company to 2,000,000,000 from 900,000,000 and increased the number of authorized shares of all series of its preferred stock to 550,000,000 from 750,000. As a result of the increase of authorized shares of its common and preferred stock, the aggregate number of the Company’s authorized shares is 2,550,000,000.

On April 13, 2018, the Company filed a Certificate of Designation for its Series D Convertible Preferred Stock with the Secretary of State of Nevada designating 400,000,000 shares of its authorized preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have a par value of $0.0001 per share, do not have a dividend rate or liquidation preference and do not carry any voting rights. Each share of Series D Preferred Stock is convertible into one share of common stock.

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible Preferred Stock with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 Preferred Stock. The shares of Series D-1 Preferred Stock have a par value of $0.0001 per share, do not have a dividend rate or liquidation preference and do not carry any voting rights. Each share of Series D-1 Preferred Stock is convertible into one share of common stock.

On April 13, 2018, the Company began offering in a private placement (the “Offering”), units (“Units”), each Unit consisting of one share of Series D Preferred Stock, and one right to purchase future digital coins, or certain other securities, issued by the Company or WaterChain, Inc., our wholly owned subsidiary (a “Coin Purchase Right” or “CPR”). The Company is offering up to a maximum of 50,000,000 Units at a purchase price of $0.02 per Unit for an aggregate offering amount of $1,000,000, provided, that the Company may increase the Offering amount to $2,000,000 at its sole discretion.

On April 13, 2018, we entered into a subscription agreement with a certain accredited investor pursuant to which we agreed to sell 5,000,000 Units of the Company’s securities for an aggregate purchase price of $100,000.

