Form 10-Q
period 2018-03-31
ORIGINCLEAR, INC.
filed 2018-05-21
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2018, there were 146,539,983 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

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

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$236,023	$439,822
Contracts receivable, less allowance for doubtful accounts of $6,996 and $6,996 respectively	432,148	490,441
Prepaid expenses	63,823	61,607
Inventory	13,614	13,614
Contract assets	214,067	88,589
Work in progress	84,157	84,157

TOTAL CURRENT ASSETS	1,043,832	1,178,230

NET PROPERTY AND EQUIPMENT	181,705	150,628

OTHER ASSETS
Other asset	19,538	19,538
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	27,505	27,505

TOTAL ASSETS	$1,253,042	$1,356,363

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$962,909	$827,656
Accrued expenses	965,981	932,092
Contract liabilities	141,198	154,048
Capital lease	42,822	-
Customer deposit and warrant reserve	133,950	133,950
Deferred income	45,300	15,500
Loan payable, truck	8,097	11,090
Derivative liabilities	17,418,475	5,531,183
Convertible promissory notes, net of discount of $304,401 and $591,835, respectively	877,417	766,931

Total Current Liabilities	20,596,149	8,372,450

Long Term Liabilities
Loan payable, long term portion	-	4,609
Convertible promissory notes, net of discount of $70,948 and $0, respectively	2,768,052	2,811,000

Total Long Term Liabilities	2,768,052	2,815,609

Total Liabilities	23,364,201	11,188,059

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 750,000 shares authorized 3,333 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 900,000,000 shares authorized 135,587,180 and 112,888,964 equity shares issued and outstanding, respectively	13,559	11,289
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	59,225,143	58,618,560
Accumulated other comprehensive loss	(134)	(134)
Accumulated deficit	(81,349,728)	(68,461,412)

TOTAL SHAREHOLDERS' DEFICIT	(22,111,159)	(9,831,696)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,253,042	$1,356,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Sales	$1,333,539	$672,129

Cost of Goods Sold	959,666	582,456

Gross Profit	373,873	89,673

Operating Expenses
Selling and marketing expenses	341,933	512,801
General and administrative expenses	686,618	624,530
Research and development	43,539	53,653
Depreciation and amortization expense	14,361	13,600

Total Operating Expenses	1,086,451	1,204,584

Loss from Operations	(712,578)	(1,114,911)

OTHER INCOME (EXPENSE)
Commitment fee	(220,283)	-
Gain (Loss) on net change in derivative liability and conversion of debt	(11,797,873)	1,072,096
Interest expense	(157,582)	(189,738)

TOTAL OTHER INCOME (EXPENSE)	(12,175,738)	882,358

NET LOSS	$(12,888,316)	$(232,553)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.11)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	123,062,170	25,082,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

 FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	$1	112,888,964	$11,289	$58,618,560	$(134)	$(68,461,412)	$(9,831,696)

Common stock issuance for conversion of debt	-	-	7,442,162	744	192,565	-	-	193,309

Common stock issued at fair value for services	-	-	15,256,054	1,526	400,986	-	-	402,512
							-
Stock option compensation cost	-	-	-	-	13,032	-	-	13,032

Net loss	-	-	-	-	-	-	(12,888,316)	(12,888,316)

Balance at March 31, 2018 (unaudited)	4,333	$1	135,587,180	13,559	59,225,143	(134)	(81,349,728)	(22,111,159)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,888,316)	$(232,553)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,361	13,600
Common stock and warrants issued for services	402,512	464,027
Stock option and warrant compensation expense	13,032	34,600
(Gain) Loss on net change in valuation of derivative liability and conversion of debt	11,797,873	(1,072,097)
Debt discount and original issue discount recognized as interest expense	78,958	110,097
Change in Assets (Increase) Decrease in:
Contracts receivable	58,293	252,626
Contract assets	(125,478)	(96,580)
Other receivable	(31,331)	-
Inventory asset	-	(13,613)
Prepaid expenses	29,115	8,216
Change in Liabilities Increase (Decrease) in:
Accounts payable	135,253	105,533
Accrued expenses	52,448	69,309
Contract liabilities	(12,850)	16,327
Capital lease payable	42,822	-
Deferred income	29,800	10,300

NET CASH USED IN OPERATING ACTIVITIES	(403,508)	(330,208)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Capitalized leased asset	(45,440)	-
Purchase of fixed assets	-	(32,918)

CASH USED IN INVESTING ACTIVITIES	(45,440)	(32,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable	(7,602)	31,236
Proceeds from convertible promissory notes	252,750	-
Proceeds for issuance of common stock for cash	-	423,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	245,148	454,736

Foreign currency effect on cash flow	-	(3)

NET (DECREASE) INCREASE IN CASH	(203,800)	91,607

CASH BEGINNING OF PERIOD	439,822	351,321

CASH END OF PERIOD	$236,022	$442,928

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$678	$1,258
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$193,309	$244,212
Common stock issued at fair value on settlement of accounts payable	$-	$90,000
Common stock issued at fair value for supplemental shares	$220,283	$44,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc.  (“PWT”) and OriginClear Technology Limited. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Company has excluded 3,714,637 shares of common stock issuable pursuant to outstanding stock options, 40,931,531 shares of common stock issuable pursuant to outstanding warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,543,068 and shares of common stock issuable pursuant to outstanding convertible preferred stock for the three months ended March 31, 2018, because their impact on the loss per share is anti-dilutive.

The Company has excluded 3,697,495 shares of common stock issuable pursuant to outstanding stock options, 506,026 shares of common stock issuable pursuant to outstanding warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,867,068 and shares of common stock issuable pursuant to outstanding convertible preferred stock for the three months ended March 31, 2017, because their impact on the loss per share is anti-dilutive.

Work-in-Process

The Company recognizes as an asset the accumulated costs for work-in-process on projects expected to be delivered to customers. Work in Process includes the cost price of materials and labor related to the construction of equipment to be sold to customers.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $6,996 and $6,996 as of March 31, 2018 and December 31, 2017, respectively. The net contract receivable balance was $432,148 and $490,441 as of March 31, 2018 and December 31, 2017, respectively.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2018.

	Total	(Level 2)	(Level 2)	(Level 3)

Derivative Liability	$17,418,475	$-	$-	$17,418,475

Total liabilities measured at fair value	$17,418,475	$-	$-	$17,418,475

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2018	$5,531,183
Fair Value of derivative liabilities issued	214,171
Loss on conversion of debt and change in derivative liability	11,673,121
Balance as of March 31, 2018	17,418,475

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/2018
Risk free interest rate	1.63% - 2.56%
Stock volatility factor	17.0% - 171.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017. The Company has adopted ASC 606 beginning on January 1, 2018. The adoption of ASC 606 did not have a significant impact on the Company’s revenue recognition policies. See Note 7 for additional disclosures in accordance with the new revenue recognition standard.

Management reviewed currently issued pronouncements during the period ended March 31, 2018, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Preferred Stock

Series B convertible preferred stock (“Series B Preferred Stock”)

On October 1, 2015, the Company filed a Certificate of Designation for Series B preferred stock with the Secretary of State of Nevada authorizing 10,000 shares of preferred stock as Series B Preferred Stock which were issued to a shareholder of PWT in connection with a share exchange agreement, dated October 1, 2015, by and between PWT and the Company. One third (1/3) of the shares of Series B Preferred Stock received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the Original Issue Date; and the remaining one third (1/3) may be converted beginning three years after the Original Issue Date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, with the market price being the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good shares. Upon any conversion, the conversion price shall be the lower of $1.05 or the price of the Company’s common stock calculated using the average closing prices of the Company’s common stock on the last three (3) trading days prior to the date of conversion, provided, however, if the average closing price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the Series B Preferred Stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B Preferred Stock shall have the rights, preferences and privileges as set forth in the exchange agreement. As of March 31, 2018, there are 3,333 shares of Series B Preferred Stock outstanding.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

3.	CAPITAL STOCK (Continued)

Series C preferred stock (“Series C Preferred Stock”)

On March 14, 2017, the Company filed a Certificate of Designation for its Series C Preferred Stock with the Secretary of State of Nevada (the “Certificate of Designation”) designating 1,000 shares of its authorized preferred stock as Series C Preferred Stock. The shares of Series C Preferred Stock have a par value of $0.0001 per share. The shares of Series C Preferred Stock do not have a dividend rate or liquidation preference and are not convertible into shares of common stock.

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

On March 14, 2017, the Company entered into a securities purchase agreement pursuant to which the Company sold 1,000 shares of Series C Preferred Stock to the Company’s Chief Executive Officer and Director, T. Riggs Eckelberry.

Common Stock

Three months ended March 31, 2018

The Company issued 7,442,162 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $50,000, plus interest in the amount of $16,979, with an aggregate fair value loss on settlement of $126,330, based upon conversion prices of $0.0190 to $0.0329.

The Company issued 15,256,054 shares of common stock for services at fair value of $402,512.

4.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$3,645,469
Less current portion	877,417
Total long-term liabilities	$2,768,052

Maturities of long-term debt for the next three years are as follows:

Period Ending March 31,	Amount
2019	821,000
2020	1,822,052
2021	125,000
$2,043,052

At March 31, 2018, the $4,020,818 in convertible promissory notes has a remaining debt discount of $375,349, leaving a net balance of $3,645,469.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

On various dates, the Company issued unsecured convertible promissory notes (the “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the three months ended March 31, 2018, the Company issued 7,442,162 shares of common stock, upon conversion of $50,000 in principal, plus accrued interest of $16,979, with a fair value loss on settlement of $126,330. As of March 31, 2018, the Notes had an aggregate remaining balance of $1,436,000.

As of March 31, 2018, certain unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, and were extended through June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After an amendment to the OID Notes, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes.

The Company issued various, unsecured convertible promissory notes (together, the “May 2016 Notes”), on various dates ending on May 19, 2016. The May 2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The May 2016 Notes bear interest at 10% per annum. The May 2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the May 2016 Notes.  The conversion feature of the May 2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2016 Notes. The remaining balance of the May 2016 Notes as of March 31, 2018, was $1,325,000.

The Company issued a convertible note (“Dec 2015 Note”) in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2018, the remaining balance of the Dec 2015 Note was $167,048.

The Company issued a convertible note (“Sep 2016 Note”) in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $46,333 during the three months ended March 31, 2018.

The Company issued an unsecured convertible promissory note (the “Dec 20 Note”), in the amount of $150,000 on December 20, 2017. The Dec 20 Note matures on December 20, 2018. The Dec 20 Note bears interest at 10% per annum. The Dec 20 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.03 per share or 50% of the lowest trade price during the twenty trading days immediately before the conversion. The conversion feature of the Dec 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 20 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $2,126 during the three months ended March 31, 2018.

The Company issued an unsecured convertible promissory note (the “Dec 22 Note”), in the amount of $75,000 on December 22, 2017. The Dec 22 Note matures on December 22, 2018. The Dec 22 Note bears interest at 10% per annum. The Dec 22 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days upon default of the prepayment date. The conversion feature of the Dec 22 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 22 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $11,078 during the three months ended March 31, 2018.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes in the aggregate amount of $174,000 on dates of January 24, 2018, February 20, 2018 and March 21, 2018. The January 24, 2018 note matures on January 24, 2019, the February 20, 2018 note matures on February 20, 2019, and the March 21, 2018 note matures on March 21, 2019. Each of the January 24, 2018, February 20, 2018 and March 21, 2018 notes bear interest at 10% per annum and may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature was considered a derivative in accordance with current accounting guidelines because of the reset conversion features. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,169 during the three months ended March 31, 2018.

The Company issued two (2) unsecured convertible promissory notes (together, the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes mature on February 23, 2019 and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the buyer as set forth herein. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the buyer. The first of the two Feb 2018 Notes was funded with cash and the Company must agree to the funding of the second note, before it can be funded with cash. The second of the Feb 2018 Notes is secured by assets of the buyer having a fair market value of at least $78,750, and provided that prior to conversion of the second Feb 2018 Note, the buyer must have paid off the buyer note in cash. The Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,252 during the three months ended March 31, 2018.

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

The derivative liability recognized in the financial statements as of March 31, 2018 was $17,418,475.

5.	DERIVATIVE LIABILITIES

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically per the stock price fluctuations.

The convertible notes issued and described in Note 4 do not have fixed settlement provisions because their conversion prices are not fixed. The conversion feature has been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the three months ended March 31, 2018, as a result of the convertible notes issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $214,171, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the convertible notes.

During the three months ended March 31, 2018, the Company converted $50,000 in principal of convertible promissory notes, plus accrued interest of $16,979. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on net change in derivative and conversion of debt in the amount of $11,797,873 in the statement of operations for the three months ended March 31, 2018. At March 31, 2018, the fair value of the derivative liability was $17,418,475.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

5.	DERIVATIVE LIABILITIES (Continued)

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

3/31/2018
Risk free interest rate	1.63% - 2.56%
Stock volatility factor	17.0% - 171.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

6.	OPTIONS AND WARRANTS

Options

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

6.	OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	March 31, 2018
		Weighted
	Number of	average exercise
	Options	price
Outstanding, beginning of period	3,697,495	$1.511
Granted	-	-
Exercised	-	-
Forfeited/Expired	(17,858)	$1.870
Outstanding, end of period	3,679,637	$1.502
Exercisable at the end of the period	2,719,697	$1.019
Weighted average fair value of options granted during the period		$-

The weighted average remaining contractual life of options outstanding issued under the 2013 Plan and 2015 Plan as of March 31, 2018 was as follows:

			Weighted Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.65 – 31.15	51,561	51,561	4.34 – 6.52
$14.35 - 15.40	32,362	32,362	5.46
$1.31	3,595,714	2,635,774	2.52 – 3.80
	3,679,637	2,719,697

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the three months ended March 31, 2018 and 2017 were $13,032 and $34,600, respectively.

Restricted Stock to CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages: a) if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 857,143 shares of its common stock and b) if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s reports filed with the SEC (the “SEC Reports”), the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “August RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the August RSGA are performance based shares and none have yet vested nor have any been issued. The August RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages: a) if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 857,143 shares of its common stock and b) if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

6.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to CEO (Continued)

period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “First Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the First Employee RSGA are performance based shares and none have yet vested nor have any been issued. The First Employee RSGA provides for the issuance of up to 857,143 shares of the Company’s common stock to the employee provided certain milestones are met in certain stages: a) if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 428,571 shares of its common stock and b) if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 428,571 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Second Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Second Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Second Employee RSGA provides for the issuance of up to 571,429 shares of the Company’s common stock to the employee provided certain milestones are met in certain stages: a) if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 285,714 shares of its common stock and b) if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 285,714 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (together, the “Consultants RSGA”) with two of its consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 285,714 shares of the Company’s common stock provided certain milestones are met in certain stages: a) if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 142,857 shares of its common stock and b) if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 142,857 shares of common stock to each of the consultants. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

6.	OPTIONS AND WARRANTS (Continued)

Warrants

As of March 31, 2018, the Company issued no warrants during the period. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2018:

	March 31, 2018
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	53,562,961	$5.40
Granted	-	-
Exercised	-	-
Forfeited	(12,631,430)	$(31.50)
Outstanding - end of the period	40,931,531	$0.0336

At March 31, 2018, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$5.25 - 22.75	457,143	457,143	0.24 - 0.70
$0.35 - 0.12	40,462,053	40,462,053	0.17 – 1.17
$8.75 - 22.75	12,335	12,335	0.05 – 0.97
	40,931,531	40,931,531

At March 31, 2018, the aggregate intrinsic value of the warrants outstanding was $0.

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Equipment Contracts

Revenues and related costs on equipment contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

Equipment Contracts	$984,754	$323,307
Component Sales	307,204	331,532
Service Sales	11,581	7,290
Licensing Fees	30,000	10,000
	$1,333,539	$672,129

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The cost in excess of billings for the three months ending March 31, 2018 was $214,067 and for the year ending December 31, 2017 was $88,589. The billing in excess of cost for the three months ending March 31, 2018 was $141,198 and for the year ending December 31, 2017 was $154,048.

8.	COMMITMENTS AND CONTINGENCIES

Operating Lease – Related Party

The Company entered into a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,750 per month.

Operating Lease – Equipment

The Company entered into a five (5) year equipment lease in the amount of $45,440, which was recorded as a capital lease. There are no escalation or renewal options associated with this lease. The lease has a purchase option to buy the equipment at the end of the lease for one dollar ($1). The monthly lease payments are $757 per month. The future minimum lease payments due as of March 31, 2018 are $42,822.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 as of March 31, 2018.

9.	SUBSEQUENT EVENTS

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2018

9.	SUBSEQUENT EVENTS (Continued)

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

On April 13, 2018, the Company filed a Certificate of Designation (the “Series D Certificate of Designation”) for its Series D convertible preferred stock (the “Series D Preferred Stock”) with the Secretary of State of Nevada designating 400,000,000 shares of its authorized preferred stock as Series D Preferred Stock. The shares of Series D Preferred Stock have a par value of $0.0001 per share, do not have a dividend rate or liquidation preference and do not carry any voting rights. The shares of Series D Preferred Stock are convertible into the Company’s common stock at a conversion rate which shall be the greater of (A) one share of common stock and (B) the number of shares of common stock the holder of the Series D Preferred Stock would have received pursuant to each holders respective Subscription Agreement (as defined in the Series D Certificate of Designation) if the shares of Series D Preferred Stock were priced based on the average Closing Sale Price (as defined in the Series D Certificate of Designation) of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is $0.005 (1/2 of one cent). In the event the Company does not conduct an Initial Coin Offering (as defined in the Series D Certificate of Designation) within one (1) year of the Initial Issuance Date (as defined in the Series D Certificate of Designation), the conversion rate shall be adjusted to read as follows: the greater of (A) one share of common stock and (B) the number of shares of common stock the holder of the Series D Preferred Stock would have received pursuant to each holders respective Subscription Agreement (as defined in the Series D Certificate of Designation) if the shares of Series D Preferred Stock were priced based on the average Closing Sale Price (as defined in the Series D Certificate of Designation) of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is $0.01 (one cent). Notwithstanding anything to the contrary set forth in the Series D Certificate of Designation, at no time may all or a portion of the Series D Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion.

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

On April 13, 2018, the Company began offering in a private placement (the “Offering”), units (“Units”), each Unit consisting of one share of Series D Preferred Stock, and one right to purchase future digital coins, or certain other securities, issued by the Company or WaterChain, Inc., our wholly owned subsidiary. The Company is offering up to a maximum of 50,000,000 Units at a purchase price of $0.02 per Unit for an aggregate offering amount of $1,000,000, provided, that the Company may increase the Offering amount to $2,000,000 at its sole discretion.

Between April 13, 2018 and May 4, 2018, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 11,777,777 Units of the Company’s securities for an aggregate purchase price of $230,000.

On April 30, 2018, the Company issued to consultants an aggregate of 709,034 shares of the Company’s common stock for services in lieu of cash considerations.

On May 3, 2018, holders of convertible promissory notes converted an aggregate principal and interest amount of $51,763 into an aggregate of 5,751,476 shares of the Company’s common stock.

On May 14, 2018, the Board of Directors of the Company approved an amendment to the transaction documents for the Offering providing for (i) an extension of the Offering period, (ii) an increase to the maximum Offering amount from $2,000,000 to $3,000,000 and (iii) two new discounts pursuant to which (a) investors purchasing Units for an aggregate purchase price of $1,000,000 or greater, but less than $2,000,000, will be entitled to a 40% discount, for a purchase price of $0.012 per Unit, and (b) investors purchasing Units for an aggregate purchase price of $2,000,000 or greater will be entitled to a 50% discount, for a purchase price of $0.01 per Unit.

On May 16, 2018, the Board of Directors of the Company approved the issuance of an aggregate of 2,000,000 shares of the Company’s common stock to a consultant for services in lieu of cash considerations.

On May 16, 2018, the Company entered into separate Restricted Stock Grant Agreements (the “May 2018 RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, one employee and one consultant to create incentives to improve the economic performance of the Company and to increase its value and stock price. The May 2018 RSGAs provide for the issuance of 30,000,000 shares of common stock to Mr. Eckelberry and 2,000,000 shares to each of the employee and consultant, however all shares issuable under the May 2018 RSGAs are performance based shares and none have yet vested nor have any been issued. The May 2018 RSGAs provide for the issuance of the Company’s common stock provided certain milestones are met in certain stages with a) 50% of each employee’s or consultant’s respective award vesting if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period and b) 50% of each employee’s or consultant’s respective award vesting if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve months.

In connection with certain one-time make good agreements, between April 30, 2018 and May 18, 2018, the Company issued an aggregate of 4,092,293 shares of its common stock to certain holders of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

OriginClear may in the future seek to acquire companies to help industrial water users treat their water themselves, and often reuse it. We believe those companies are going to grow tremendously because of this “local water” growth trend. We believe that assembling a group of water treatment companies is an opportunity for significant growth and increased Company value for the stockholders.

Progressive Water Treatment Inc.

On October 1, 2015, OriginClear announced it had acquired 100 percent of Dallas-based Progressive Water Treatment Inc. (“PWT”), a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $3,216,182 for the period ending December 31, 2017. For the first three months of 2018, PWT reported revenue of $1,240,649 which is included in the consolidated financial statements ending March 31, 2018.

This marked the first transaction in OriginClear’s corporate strategy to acquire leading U.S. water service companies focused on specialized water treatment. OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment. The Company acquired PWT through the exchange of all issued and outstanding shares of PWT for 10,000 shares of the Company’s designated Series B Preferred Stock.

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

WaterChain, Inc.

WaterChain, Inc. was incorporated on January 5, 2018 and is a wholly-owned subsidiary of OriginClear, Inc. OriginClear is a technology company, and WaterChain is our latest invention. It is a way to raise capital for next-generation, decentralized water treatment and recycling projects.

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

We intend to adhere to securities law to the fullest extent in our ICO and related funding efforts and have retained specialized counsel to that effect. The “coin” may take any form, for example as an asset class, or as equity in OriginClear.

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

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss, as it is determined. The Contract Asset represents revenues recognized in excess of amounts billed on contracts in progress. The Contract Liability represents billings in excess of revenues recognized on contracts in progress.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended March 31, 2018, and adopted pronouncement ASC 606, which management believes will not have a significant material impact on our present or future financial statements.

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue and Cost of Sales

For the three months ended March 31, 2018, our revenue for the Company increased by 98% to $1,333,539 compared to $672,129 for the three months ended March 31, 2017. Cost of sales for the three months ended March 31, 2018, was $959,666 compared to $582,456 for the three months ended March 31, 2017. Revenue and cost of sales increased primarily due to PWT operations.

Our gross profit increased by 317% to $373,873 compared to $89,673 for the three months ended March 31, 2018 and 2017, respectively. The increase in gross profit was primarily due to PWT operations.

Selling and Marketing Expenses

For the three months ended March 31, 2018, we had selling and marketing expenses of $341,933, compared to $512,801 for the three months ended March 31, 2017. The decrease in selling and marketing expenses was primarily due to a decrease in non-cash investor relations expenses.

General and Administrative Expenses

General and administrative expenses increased to $686,618, for the three months ended March 31, 2018, compared to $624,530 for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Research and Development Cost

Research and development cost for the three months ended March 31, 2018 and 2017, were $43,539 and $53,653, respectively.  The decrease in research and development costs was primarily due to a decrease in consultants and contractors expense.

Other Income and (Expenses)

Other income and (expenses) for the three months ended March 31, 2018 and 2017, were $(12,175,738) and $882,358, respectively. The increase in other income (expenses) was primarily a result of a change in gain of non-cash accounts associated with the fair value of the derivatives in the amount of $(12,869,969) and commitment fees of $(220,283), with an offset of interest expense of $32,156, which included non-cash amortization of debt discount of $78,958.

Net Income/(Loss)

Our net loss increased by $12,655,763 to $12,888,316 for the three months ended March 31, 2018, compared to a net loss of $232,553 for the three months ended March 31, 2017. The majority of the increase in net loss was due primarily to an increase in other expenses consisting of an increase in loss in non-cash accounts associated with derivatives and commitment fees, offset by an increase in revenue and gross profit and decrease in operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the three months ending March 31, 2018. Management believes the existing shareholders, prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At March 31, 2018 and December 31, 2017, we had cash of $236,023 and $439,822, respectively, and working capital deficit of $19,552,317 and $7,194,220, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities and convertible notes, accounts payable, accrued expenses, deferred income and capital lease with a decrease in cash, contracts receivable and prepaid expenses.

During the first three months of 2018, we raised an aggregate of $252,750 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $403,508 for the three months ended March 31, 2018, compared to $330,208 for the prior period ended March 31, 2017. The increase in cash used in operating activities was due to an increase in professional fees and marketing expense.

Net cash flows used in investing activities was $45,440 for the three months ended March 31, 2018, as compared to $32,918 for the prior period ended March 31, 2017. The net increase in cash used in investing activities was due to an increase in leased equipment in the current period.

Net cash flows provided by financing activities was $245,148 for the three months ended March 31, 2018, as compared to $454,736 for the prior period ended March 31, 2017. The decrease in cash provided by financing activities was due to a decrease in equity financing through private placements offset by an increase in debt financing through convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lenders are limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer ("CEO/CFO") of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures", as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our annual report filing for the year ended December 31, 2017, there was a significant deficiency in the Company's internal control over financial reporting due to a lack of segregation of duties due to small Company staff size. Based upon the evaluation of the disclosure controls at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls were ineffective due to the significant deficiency in the Company's internal control over financial reporting due to small Company staff size.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the current period ended March 31, 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

       On May 16, 2018, the Board of Directors of the Company approved the issuance of an aggregate of 2,000,000 shares of the Company’s common stock to a consultant for services in lieu of cash considerations.

       The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

       On May 16, 2018, the Company entered into separate Restricted Stock Grant Agreements (the “May 2018 RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, one employee and one consultant to create incentives to improve the economic performance of the Company and to increase its value and stock price. The May 2018 RSGAs provide for the issuance of 30,000,000 shares of common stock to Mr. Eckelberry and 2,000,000 shares to each of the employee and consultant, however all shares issuable under the May 2018 RSGAs are performance based shares and none have yet vested nor have any been issued. The May 2018 RSGAs provide for the issuance of the Company’s common stock provided certain milestones are met in certain stages with a) 50% of each employee’s or consultant’s respective award vesting if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period and b) 50% of each employee’s or consultant’s respective award vesting if the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve months.

Item 6.   Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Award Agreement
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)
May 21, 2018