Form 10-Q
period 2018-06-30
ORIGINCLEAR, INC.
filed 2018-08-14
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2018 there were 190,323,814 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$438,533	$439,822
Contracts receivable, less allowance for doubtful accounts of $6,996 and $6,996 respectively	478,651	490,441
Convertible note receivable	80,867	-
Inventory	13,737	13,614
Prepaid expenses and other assets	50,635	61,607
Contract assets	221,971	88,589
Work in progress	84,157	84,157

TOTAL CURRENT ASSETS	1,368,551	1,178,230

NET PROPERTY AND EQUIPMENT	179,543	150,628

OTHER ASSETS
Fair value investment - securities	116,200	-
Other asset	19,538	19,538
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	143,705	27,505

TOTAL ASSETS	$1,691,799	$1,356,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,150,777	$827,656
Accrued expenses	1,156,241	932,092
Contract liabilities	328,937	154,048
Capital lease, current portion	9,088	-
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	62,879	15,500
Loans payable, truck	2,655	11,090
Loans payable, related party	248,870	-
Derivative liabilities	13,721,860	5,531,183
Convertible promissory notes, net of discount of $408,366 and $591,835, respectively	970,328	766,931

Total Current Liabilities	17,785,585	8,372,450

Long Term Liabilities
Capital lease, long term portion	31,462	-
Loan payable, long term portion	-	4,609
Convertible promissory notes, net of discount of $61,225 and $0, respectively	2,923,899	2,811,000

Total Long Term Liabilities	2,955,361	2,815,609

Total Liabilities	20,740,946	11,188,059

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 3,333 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding, respectively	-	-
15,805,554 shares of Series D issued and outstanding, respectively	1,581	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized 152,535,223 and 112,888,964 equity shares issued and outstanding, respectively	15,254	11,289
Preferred treasury stock, 1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	60,041,493	58,618,560
Accumulated other comprehensive loss	(134)	(134)
Accumulated deficit	(79,107,342)	(68,461,412)

TOTAL SHAREHOLDERS’ DEFICIT	(19,049,147)	(9,831,696)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,691,799	$1,356,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sales	$1,250,604	$510,325	$2,584,143	$1,182,454

Cost of Goods Sold	1,056,906	499,222	2,016,572	1,081,678

Gross Profit	193,698	11,103	567,571	100,776

Operating Expenses
Selling and marketing expenses	541,761	1,112,437	865,583	1,625,238
General and administrative expenses	666,964	446,570	1,371,693	1,012,369
Research and development	74,524	28,990	118,063	82,643
Depreciation and amortization expense	14,757	12,945	29,118	26,545

Total Operating Expenses	1,298,006	1,600,942	2,384,457	2,746,795

Loss from Operations	(1,104,308)	(1,589,839)	(1,816,886)	(2,646,019)

OTHER INCOME (EXPENSE)
Other income	30,867	-	30,867	-
Unrealized loss on investment securities	(13,800)		(13,800)
Gain on sale of asset	(406)	-	(406)	-
Commitment fee	(164,043)	(614,872)	(384,326)	(673,603)
Loss on conversion of debt	(137,460)	(616,481)	(263,790)	(616,481)
Gain/(Loss) on net change in derivative liability	3,930,428	(549,154)	(7,741,115)	522,942
Interest expense	(298,892)	(179,264)	(456,474)	(369,002)

TOTAL OTHER INCOME (EXPENSE)	3,346,694	(1,959,771)	(8,829,044)	(1,136,144)

NET INCOME (LOSS)	$2,242,386	$(3,549,610)	$(10,645,930)	$(3,782,163)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.016	$(0.095)	$(0.080)	$(0.121)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	143,826,219	37,190,563	133,501,554	31,172,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	$1	112,888,964	$11,289	$58,618,560	$(134)	$(68,461,412)	$(9,831,696)

Common stock issuance for conversion of debt and accrued interest	-	-	13,193,638	1,320	381,213	-	-	382,533

Common stock issued at fair value for services	-	-	26,452,621	2,645	750,269	-	-	752,914
							-
Series D Preferred stock issued through a private placement	15,805,554	1,581	-	-	278,419	-	-	280,000

Stock option compensation cost	-	-	-	-	13,032	-	-	13,032

Net loss	-	-	-	-	-	-	(10,645,930)	(10,645,930)

Balance at June 30, 2018 (unaudited)	15,809,887	$1,582	152,535,223	15,254	60,041,493	(134)	(79,107,342)	(19,049,147)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,645,930)	$(3,782,163)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,118	26,545
Common stock and warrants issued for services	752,914	2,008,893
Stock option and warrant compensation expense	13,032	52,602
(Gain)/Loss on net change in valuation of derivative liability	7,741,115	(522,942)
Loss on conversion of debt	263,790	616,481
Debt discount recognized as interest expense	218,529	211,734
Loss on sale of asset	406	-
Net unrealized loss on fair value of securities	13,800	-
Change in Assets (Increase) Decrease in:
Contracts receivable	(18,210)	(49,775)
Prepaid expenses and other assets	10,972	24,451
Contract assets	(133,382)	30,303
Inventory asset	(123)	(13,614)
Change in Liabilities Increase (Decrease) in:
Accounts payable	323,121	162,978
Accrued expenses	255,605	60,782
Contract liabilities	174,889	243,621
Deferred income	47,379	22,300

NET CASH USED IN OPERATING ACTIVITIES	(952,975)	(907,804)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Fair value investment - security	(100,000)	-
Convertible note receivable	(80,000)	-
Proceeds from sale of asset	2,000	-
Purchase of fixed assets	(15,000)	(33,845)

CASH USED IN INVESTING ACTIVITIES	(193,000)	(33,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for capital lease	(4,890)	-
Loan payable, truck	(13,044)	29,173
Loan payable, related party	248,870	-
Proceeds from convertible promissory notes	633,750	-
Proceeds for issuance of common stock for cash	280,000	835,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,144,686	864,923

Foreign currency effect on cash flow	-	(40)

NET DECREASE IN CASH	(1,289)	(76,766)

CASH BEGINNING OF PERIOD	439,822	351,321

CASH END OF PERIOD	$438,533	$274,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$72,531	$1,395
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$382,533	$953,879
Common stock issued at fair value on settlement of accounts payable	$-	$117,931
Common stock issued at fair value for supplemental shares	$382,747	$673,603
Capitalized leased asset	$45,440	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

1.	The accompanying unaudited condensed financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s revenue is not yet sufficient to cover its operating expenditures and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. Management believes the existing shareholders, the prospective new investors, current and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., and OriginClear Technology Limited. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Company has excluded 3,679,637 of stock options, 17,985,380 warrants, and the shares issuable from convertible debt of $4,363,818 and shares issuable from convertible preferred stock for the six months ended June 30, 2018, because their impact on the loss per share is anti-dilutive.

The Company has excluded 3,697,495 of stock options, 474,335 warrants, and the shares issuable from convertible debt of $3,667,068 and shares issuable from convertible preferred stock for the six months ended June 30, 2017, because their impact on the loss per share is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, debt beneficial conversion features, fair value investments, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $6,996 as of June 30, 2018 and December 31, 2017, respectively. The net contract receivable balance was $478,651 and $490,441 at June 30, 2018 and December 31, 2017, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

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

The following table presents certain investments and liabilities of the Company’s financial assets and liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2018.

	Total	(Level 2)	(Level 2)	(Level 3)

Investment at fair value-securities	$116,200	$-	$-	$116,200

Total Assets measured at fair value	$116,200	$-	$-	$116,200

The following is a reconciliation of the fair value securities for which level 3 inputs were used in determining the approximate fair value:

Balance as of May 17, 2018	$130,000
Net unrealized loss on assets	(13,800)
Balance as of June 30, 2018	$116,200

	Total	(Level 2)	(Level 2)	(Level 3)

Derivative Liability	$13,721,860	$-	$-	$13,721,860

Total liabilities measured at fair value	$13,721,860	$-	$-	$13,721,860

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2018	$5,531,183
Fair Value of derivative liabilities issued	449,562
Loss on conversion of debt and change in derivative liability	7,741,115
Balance as of June 30, 2018	13,721,860

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments (Continued)

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

6/30/2018
Risk free interest rate	1.77% - 2.63%
Stock volatility factor	50.68% - 219.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purpose, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. It eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements. The Company accounts for its investment in Water Technologies International, Inc. as available-for-sale securities, and the unrealized gain on the available-for-sale securities is recognized in net income.

Licensing agreement

The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality is delivered immediately, the revenue is generally recognized when the license is delivered.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Recently Issued Accounting Pronouncements (Continued)

The Company adopted ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and determined that it had a significant impact on the condensed consolidated financial statements.

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.

CAPITAL STOCK

Preferred Stock

On April 11, 2018, the Board of Directors authorized an increase in shares of preferred stock, par value $0.0001 per share to 550,000,000 shares from 750,000 shares. On April 13, 2018, the Board adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series D preferred stock and Series D-1 preferred stock, par value $0.0001 per share. The Board authorized and approved 400,000,000 shares of Series D and 50,000,000 shares of Series D-1 preferred stock.

Series B

On October 1, 2015, the Company filed a Certificate of Designation for Series B preferred stock with the Secretary of State of Nevada and the shares of Series B preferred stock were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the Original Issue Date; and the remaining one third (1/3) may be converted beginning three years after the Original Issue Date. The number of shares of common stock issuable for each share of converted Series B preferred stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price set forth in Section 1.2 of the agreement shall be adjusted to reflect the lower of $1.05 or the price of the Company’s common stock calculated using the average closing prices of the Company’s common stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share. See Note 3. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B preferred stock shall have the rights, preferences and privileges as set forth in the exchange agreement. As of June 30, 2018, there are 3,333 shares of Series B preferred stock outstanding.

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series D

On April 13, 2018, the Board adopted resolutions creating a series of shares of convertible preferred stock designated as 0% Series D preferred stock (the “Series D Preferred Stock”) with a par value of $0.0001. The shares of Series D Preferred Stock do not have a dividend rate or liquidation preference and do not carry any voting rights. The purchase price shall be $0.02 per unit for an aggregate investment amount of less than $50,000; $0.018 for an aggregate amount of $50,000 or greater, but less than $100,000; $0.016 for an aggregate amount of $100,000 or greater, but less than $250,000; $0.014 for an aggregate amount of $250,000 or greater. At no time may all or a portion of the Series D Preferred Stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion.

As of June 30, 2018, the Company issued 15,805,554 shares of Series D preferred stock, through a private placement for cash value of $280,000 at prices ranging from $0.016 to $0.02.

Series D-1

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

Common Stock

On April 13, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company to 2,000,000,000 from 900,000,000.

Six months ended June 30, 2018

The Company issued 13,193,638 shares of common stock for the settlement of convertible promissory notes for an aggregate principal amount of $88,000, plus interest in the amount of $30,743, with an aggregate fair value loss on conversion of debt in the amount of $263,790, based upon conversion prices of $0.019 to $0.0329.

The Company issued 26,452,621 shares of common stock for services at fair value of $752,914.

4.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$3,894,227
Less current portion	970,328
Total long-term liabilities	$2,923,899

Maturities of long-term debt for the next four years are as follows:

Period Ending June 30,	Amount
2020	2,414,775
2021	325,000
2022	-
2023	184,124
$2,923,899

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

At June 30, 2018, the $4,363,818 in convertible promissory notes has a remaining debt discount of $469,591, leaving a net balance of $3,894,227.

On various dates, the Company issued unsecured convertible promissory notes (the “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the six months ended June 30, 2018, the Company issued 13,193,638 shares of common stock, upon conversion of $88,000 in principal, plus accrued interest of $30,743, with a fair value loss on settlement of $263,790. As of June 30, 2018, the Notes had an aggregate remaining balance of $1,398,000.

As of June 30, 2018, the unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, and were extended through June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes.

The Company issued various, unsecured convertible promissory notes (the “May 2016 Notes”), on various dates ending on May 19, 2016. The May 2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The May 2016 Notes bear interest at 10% per annum. The May 2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the May 2016 Notes.  The conversion feature of the May 2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the May 2016 Notes. The remaining balance of the May 2016 Notes as of June 30, 2018, was $1,325,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2018, the remaining balance of the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $93,181 during the six months ended June 30, 2018.

The Company issued an unsecured convertible promissory note (the “Dec 20 Note”), in the amount of $150,000 on December 20, 2017. The Dec 20 Note matures on December 20, 2018. The Dec 20 Note bears interest at 10% per annum. The Dec 20 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days immediately before the conversion. The conversion feature of the Dec 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 20 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $22,279 during the six months ended June 30, 2018.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note (the “Dec 22 Note”), in the amount of $75,000 on December 22, 2017. The Dec 22 Note matures on December 22, 2018. The Dec 22 Note bears interest at 10% per annum. The Dec 22 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days upon default of the prepayment date. The conversion feature of the Dec 22 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 22 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,489 during the six months ended June 30, 2018.

The Company issued various unsecured convertible promissory notes (the “Jan-Jun 2018 Notes”), in the aggregate amount of $255,000 on various dates from January 24, 2018 thru June 7, 2018. The Jan-Jun 2018 Notes mature on various dates from January 24, 2019 thru June 7, 2019. The Jan-Jun 2018 Notes bear interest at 10% per annum. The Jan-Jun 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Jun 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Jun 2018 Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $56,495 during the six months ended June 30, 2018.

The Company issued two unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Notes mature on February 23, 2019, and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two Feb 2018 Notes was funded with cash and the Company must agree to the funding of the second of the two Feb Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $15,000 during the six months ended June 30, 2018.

The Company issued two unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes mature on April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Apr & May 2018 Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $27,086 during the six months ended June 30, 2018.

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

The derivative liability recognized in the financial statements as of June 30, 2018 was $13,721,860.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

5.	DERIVATIVE LIABILITIES (Continued)

During the six months ended June 30, 2018, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $449,562, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the six months ended June 30, 2018, the Company converted $88,000 in principal of convertible promissory notes, plus accrued interest of $30,743. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on conversion of debt in the amount of $263,790 in the statement of operations for the six months ended June 30, 2018. At June 30, 2018, the fair value of the derivative liability was $13,721,860.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

6/30/2018
Risk free interest rate	1.77% - 2.63%
Stock volatility factor	50.68% - 219.0%
Weighted average expected option life	1 years - 5 years
Expected dividend yield	None

6.	OPTIONS AND WARRANTS

Options

The Board of Directors adopted Equity Incentive Stock Option Plans for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 3,614,285 shares of common stock. The Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plans or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. The stock options mature on July 5, 2019 through October 17, 2021, at exercise prices of $1.31 and $6.65.

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

A summary of the Company’s stock option activity and related information follows:

	June 30, 2018
		Weighted
	Number of	average exercise
	Options	price
Outstanding, beginning of period	3,697,495	$1.51
Granted	-	-
Exercised	-	-
Forfeited/Expired	(83,209)	$13.67
Outstanding, end of period	3,614,286	$1.21
Exercisable at the end of the period	2,654,346	$0.95
Weighted average fair value of options granted during the period		$-

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

6.	OPTIONS AND WARRANTS ( Continued) Options (Continued)

The weighted average remaining contractual life of options outstanding issued under the Plan as of June 30, 2018 was as follows:

			Weighted Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.65	18,572	18,572	1.00
$1.31	3,595,714	2,635,774	2.75 – 3.30
	3,614,286	2,654,346

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the six months ended June 30, 2018 and 2017 were $13,032 and $52,602, respectively.

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

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “August RSGA”) with Mr. Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the August RSGA are performance based shares and none have yet vested nor have any been issued. The August RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “May RSGA”) with Mr. Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGA are performance based shares and none have yet vested nor have any been issued. The May RSGA provides for the issuance of up to 30,000,000 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 15,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 15,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

6.	OPTIONS AND WARRANTS (Continued)

Options (Continued)

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

On November 10, 2017, the Company entered into a Restricted Stock Grant Agreement (the “Third Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Third Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Third Employee RSGA provides the issuance of up to 2,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 1,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 1,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

6.	OPTIONS AND WARRANTS (Continued)

Options (Continued)

estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Consultant and Employee RSGA”) with an employee and a consultant, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultant and Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Consultant and Employee RSGA provides the issuance to each, of up to 2,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each consultant and employee up to 1,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to each consultant and employee up to 1,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

As of June 30, 2018, the Company issued no warrants during the period. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2018:

	June 30, 2018
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	53,562,961	$5.40
Granted	-	-
Exercised	-	-
Forfeited	(36,491,858)	$(0.003)
Outstanding - end of the period	17,071,103	$0.078

At June 30, 2018, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.08 - 0.12	17,062,312	17,062,312	0.42 – 0.92
$8.75 – 9.10	8,791	8,791	0.04 – 0.22
	17,071,103	17,071,103

At June 30, 2018, the aggregate intrinsic value of the warrants outstanding was $0.

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

Equipment Contracts (Continued)

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018
	2018	2017

Equipment Contracts	$1,864,686	$687,622
Component Sales	624,564	452,557
Services Sales	49,286	32,275
Licensing Fees	45,607	10,000
	2,584,143	1,182,454

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ending June 30, 2018 was $221,971 and for the year ending December 31, 2017 was $88,589. The contract liability for the six months ending June 30, 2018 was $328,937 and for the year ending December 31, 2017 was $154,048.

8.

FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of June 30, 2018, the note included principal of $80,000 plus accrued interest of $867.

Fair value investment in Securities

The Company purchased 10,000,000 shares of WTII stock through a private placement for cash of $100,000. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. The Company measured the investment as of June 30, 2018 at fair value and recognized an unrealized loss of $17,000 in the financial statements.

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock (the “Preferred Shares”) for the use of OriginClear, Inc. technology associated with their proprietary Electro Water Separation system. The Preferred Shares were valued at fair market value of $0.0075 for a total price of $30,000 on the date of issuance. The Preferred Shares are convertible into 4,000,000 shares of common stock of WTII. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. The license fee is amortized over three (3) years and an expense of $1,068 was recognized in the financial statements.

9.

CAPITAL LEASE

The Company entered into a capital lease for the purchase of equipment during the six months ended June 30, 2018. The lease is for a sixty (60) month term, with a purchase option at the end of the lease for $1.00

As of June 30, 2018, the maturities are summarized as follows:

Capital lease	$40,550
Less current portion	9,088
Total long-term liabilities	$31,462

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

9.	CAPITAL LEASE (Continued)

Long term maturities for the next four years are as follows:

Period Ending June 30,	Amount
2019	4,544
2020	9,088
2021	9,088
2022	8,742
$31,462

10.	LOANS PAYABLE-RELATED PARTY

The Company’s CEO loaned the Company an aggregate of $248,870 during the period ended June 30, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses.

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease – Related Party

The Company maintains a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,750 per month.

Operating Lease – Equipment

The Company entered into a five (5) year equipment lease in the amount of $45,440, which was recorded as a capital lease. There are no escalation or renewal options associated with this lease. The lease has a purchase option to buy the equipment at the end of the lease for one dollar ($1). The monthly lease payments are $757 per month. The future minimum lease payments due as June 30, 2018 is $40,551.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between July 9, 2018 and August 13, 2018, holders of convertible promissory notes converted an aggregate principal and interest amount of $150,006 into an aggregate of 32,478,855 shares of the Company’s common stock.

Between July 31, 2018 and August 9, 2018, the Company issued to consultants an aggregate of 4,428,058 shares of the Company’s common stock in lieu of cash considerations.

In connection with certain one-time make good agreements, on July 31, 2018, the Company issued an aggregate of 881,678 shares of its common stock to certain holders of its common stock.

On August 9, 2018 the board of directors approved the issuance of an aggregate of 41,830,000 shares of the Company’s Series D-1 preferred stock to certain consultants and service providers of the Company for services rendered to the Company.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2018

12.	SUBSEQUENT EVENTS (Continued)

On August 9, 2018, the Company entered into Restricted Stock Grant Agreements (the “Aug Consultants RSGAs”) with four of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Aug Consultants RSGAs are performance based shares and none have yet vested nor have any been issued. The Aug Consultants RSGAs provide the issuance of up to an aggregate of 8,500,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the consultants up to an aggregate of 4,250,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the consultants up to an aggregate of 4,250,000 shares of its common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 13, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company to 8,000,000,000 from 2,000,000,000. The number of authorized shares of all series of its preferred stock remains unchanged at 550,000,000. As a result of the increase of authorized shares of its common stock, the aggregate number of the Company’s authorized shares is 8,550,000,000.

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

Overview of Business

Our mission is to provide expertise, technology, and capital to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	We are building a network of customer-facing water service companies to consolidate the many small companies now benefiting from outsourcing. Recently, we created a new division, Modular Water Systems, which is commercializing the patented inventions of Dan Early, for a line of prefabricated water treatment systems and pump stations.

3.	In our latest proprietary development as a water technology company, we have conceptualized our blockchain-based WaterChain™ initiative to fund next-generation water recycling systems that can propel the world’s water supply forward into a cleaner future. We have created a concept document and have recruited an initial team of advisors. It is very likely that the initial WaterChain vision will change dramatically as we develop the program. We have not defined the final nature of any coins, tokens or other instruments, and we may not be able to raise the capital needed to execute on this concept.

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

Progressive Water Treatment Inc.

On October 1, 2015, OriginClear announced it had acquired 100 percent of Dallas-based Progressive Water Treatment Inc. (“PWT”), a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications. PWT reported revenue of $3,216,166 for the period ending December 31, 2017. For the first six months of 2018, PWT reported revenue of $2,445,646 which is included in the consolidated financial statements ending June 31, 2018.

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

Modular Water Systems: a product line of prefabricated water systems and pump stations.

On July 19, 2018, the Company announced Modular Water Systems (“MWS”) (www.modularwater.com), its new division that offers a unique product line of prefabricated water treatment systems. The Company has contracted with Daniel “Dan” Early P.E. (Professional Engineer) to commercialize his inventions. MWS is based at Progressive Water Treatment, Inc., OriginClear’s wholly-owned subsidiary, for its business operations and cost accounting, while functionally operating as a division of the Company.

Modular Water Systems business

MWS designs and delivers prefabricated wastewater treatment products to customers and end-users that must clean their own wastewater. It uses Structurally Reinforced Thermoplastic (SRTP) materials to focus on developing water and wastewater collection, conveyance, and treatment systems that have high performance and sustainability. Typical customers include schools, small communities, institutional facilities, real estate developments, factories, and industrial parks. Dan Early has pioneered the use of heavy reinforced plastic materials to create modular “water-systems-in-a-box”. Not only is reinforced thermoplastic faster and cheaper to build, but it can have three times the lifespan, or more, compared with concrete-and-steel construction. His inventions have led to the patented Wastewater System & Method which OriginClear has licensed exclusively for the world. In the words of Dan Early, “We believe our products set a de facto industry standard for performance and longevity. SRTP products are superior to typical concrete, steel and fiberglass construction for a myriad of reasons including durability, weight, life expectancy, corrosion resistance, water tightness, and ease of installation and maintenance.  SRTP based products are in my view the superior choice, with an estimated minimum useful service life of 100 years or longer. The civil infrastructure world needs product offerings that will double or triple the normal life cycle of conventional materials and result in substantial reductions in life cycle operational costs.”

MWS plans to largely subcontract its manufacturing to OriginClear’s subsidiary, Progressive Water Treatment of McKinney, Texas, before developing its own, in-house facilities. On July 25, 2018, MWS received its first purchase order for an order totaling $55,000.

WaterChain, Inc.

WaterChain, Inc. (Nevada) was incorporated on January 5, 2018 and is a wholly-owned subsidiary of OriginClear, Inc. OriginClear is a technology company, and WaterChain is our latest invention.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2018, and adopted pronouncement ASC 606, which management believes will not have a significant material impact on our present or future financial statements.

Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue and Cost of Sales

For the three months ended June 30, 2018, we had revenue of $1,250,604 compared to $510,325 for the three months ended June 30, 2017. Cost of sales for the three months ended June 30, 2018, was $1,056,906 compared to $499,222 for the three months ended June 30, 2017. Revenue and cost of sales increased primarily due to PWT operations.

Our gross profit was $193,698 and $11,103 for the three months ended June 30, 2018 and 2017, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2018, we had selling and marketing expenses of $541,761, compared to $1,112,437 for the three months ended June 30, 2017. The decrease in selling and marketing expenses was primarily due to a decrease in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses increased to $666,964, for the three months ended June 30, 2018, compared to $446,570 for the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Research and Development Cost

Research and development cost for the three months ended June 30, 2018 and 2017, were $74,524 and $28,990, respectively.  The increase in research and development costs was primarily due to an increase in salaries, outside services and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the three months ended June 30, 2018 and 2017, were $3,346,694 and $(1,959,771), respectively. The increase in other income (expenses) was primarily a result of a change in gain of non-cash accounts associated with the fair value of the derivatives of $4,479,582, increase in interest expense of $119,628, which includes non-cash amortization of debt discount of $37,934, increase in other income of $30,867, increase in loss on sale of asset of $406, increase in unrealized loss on investment of $13,800, with an offset in loss on conversion of debt of $479,021, and commitment fees of $450,829.

Net Income/(Loss)

Our net income for the three months ended June 30, 2018 was $2,242,386, compared to a net loss of $(3,549,610) for the three months ended June 30, 2017. The majority of the increase in net income was due primarily to an increase in other expenses consisting of an increase in gain in non-cash accounts associated with derivatives along with an increase in revenue and gross profit, and other income and (expenses).

Results of Operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue and Cost of Sales

For the six months ended June 30, 2018, we had revenue of $2,584,143 compared to $1,182,454 for the six months ended June 30, 2017. Cost of sales for the six months ended June 30, 2018, was $2,016,572 compared to $1,081,678 for the six months ended June 30, 2017. Revenue and cost of sales increased primarily due to PWT operations.

Our gross profit was $567,571 and $100,776 for the six months ended June 30, 2018 and 2017, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2018, we had selling and marketing expenses of $865,583, compared to $1,625,238 for the six months ended June 30, 2017. The decrease in selling and marketing expenses was primarily due to a decrease in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses increased to $1,371,693, for the six months ended June 30, 2018, compared to $1,012,369 for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily due to increase in professional fees.

Research and Development Cost

Research and development cost for the six months ended June 30, 2018 and 2017, were $118,063 and $82,643, respectively.  The increase in research and development costs was primarily due to an increase in salaries, outside services and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the six months ended June 30, 2018 and 2017, were $(8,829,044) and $(1,136,144), respectively. The increase in other income (expenses) was primarily a result of a change in gain of non-cash accounts associated with the fair value of the derivatives in the amount of $8,264,057, increase in other income of $30,867, increase in unrealized loss on investment securities of $13,800, increase in loss on sale of asset of $406, increase in interest expense of $87,472, which includes non-cash amortization of debt discount of $218,529, with an offset in commitment fees of $289,277, and loss on conversion of debt of $352,691.

Net Income/(Loss)

Our net loss for the six months ended June 30, 2018 was $(10,645,930), compared to a net loss of $(3,782,163) for the six months ended June 30, 2017. The majority of the increase in net loss was due primarily to an increase in other expenses consisting of a decrease in gain in non-cash accounts associated with derivatives along with other income and (expenses) offset by an increase in revenue and gross profit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the six months ending June 30, 2018. Management believes the existing shareholders, prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At June 30, 2018 and December 31, 2017, we had cash of $438,533 and $439,822, respectively, and working capital deficit of $16,417,034 and $7,194,220, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities and convertible notes, accounts payable, accrued expenses, deferred income and capital lease with a decrease in cash, contracts receivable and prepaid expenses.

During the first six months of 2018, we raised an aggregate of $633,750 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $952,975 for the six months ended June 30, 2018, compared to $907,804 for the prior period ended June 30, 2017. The increase in cash used in operating activities was primarily due to increase in professional fees and marketing expense.

Net cash flows used in investing activities was $193,000 for the six months ended June 30, 2018, as compared to $33,845 for the prior period ended June 30, 2017. The net increase in cash used in investing activities was due to an increase in leased equipment in the current period, investment in securities, and investment in a convertible note receivable.

Net cash flows provided by financing activities was $1,144,686 for the six months ended June 30, 2018, as compared to $864,923 for the prior period ended June 30, 2017. The increase in cash provided by financing activities was due to an increase in loans payable and debt financing through convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lenders are limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the current period ended June 30, 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional Information

Certificate of Amendment

On August 13, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company to 8,000,000,000 from 2,000,000,000. The number of authorized shares of all series of its preferred stock remains unchanged at 550,000,000. As a result of the increase of authorized shares of its common stock, the aggregate number of the Company’s authorized shares is 8,550,000,000. The Certificate of Amendment became effective upon filing with the State of Nevada on August 13, 2018. The increase in the number of authorized shares does not affect the shares of the Company’s stock issued and outstanding.

Restricted Stock Grant Agreements

On August 9, 2018, the Company entered into Restricted Stock Grant Agreements (the “Aug Consultants RSGAs”) with four of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Aug Consultants RSGAs are performance based shares and none have yet vested nor have any been issued. The Aug Consultants RSGAs provide the issuance of up to an aggregate of 8,500,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the consultants up to an aggregate of 4,250,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the consultants up to an aggregate of 4,250,000 shares of its common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Conversion of Notes

Between August 6, 2018 and August 13, 2018, holders of convertible promissory notes converted an aggregate principal and interest amount of $62,075 into an aggregate of 22,452,005 shares of the Company’s common stock.

Stock Issuances and Board Approvals

Between July 31, 2018 and August 9, 2018, the Company issued to consultants an aggregate of 4,428,058 shares of the Company’s common stock in lieu of cash considerations.

In connection with certain one-time make good agreements, on July 31, 2018, the Company issued an aggregate of 881,678 shares of its common stock to certain holders of its common stock.

On August 9, 2018 the board of directors approved the issuance of an aggregate of 41,830,000 shares of the Company’s Series D-1 preferred stock to certain consultants and service providers of the Company for services rendered to the Company.

On August 9, 2018, the board of directors approved the issuance of an aggregate of 1,850,000 shares of Company’s common stock to consultants for services including investor relations services.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer) and
Acting Chief Financial Officer (Principal Accounting and Financial Officer)
August 14, 2018

