Form 10-Q
period 2018-09-30
ORIGINCLEAR, INC.
filed 2018-11-21
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2018 there were 1,410,006,088 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$899,687	$439,822
Contracts receivable, less allowance for doubtful accounts of $6,996 and $6,996 respectively	384,937	490,441
Convertible note receivable	82,883	-
Inventory	13,737	13,614
Prepaid expenses and other assets	34,086	61,607
Contract assets	36,761	88,589
Work in progress	84,157	84,157

TOTAL CURRENT ASSETS	1,536,248	1,178,230

NET PROPERTY AND EQUIPMENT	167,161	150,628

OTHER ASSETS
Fair value investment-securities	16,400	-
Other asset	19,538	19,538
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	43,905	27,505

TOTAL ASSETS	$1,747,314	$1,356,363

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$676,391	$827,656
Accrued expenses	1,109,505	932,092
Cumulative preferred stock dividends payable	1,976	-
Contract liabilities	250,184	154,048
Capital lease, current portion	9,088	-
Customer deposit	113,950	113,950
Warrant reserve	20,000	20,000
Deferred income	65,000	15,500
Loans payable, truck	-	11,090
Loan Payable, merchant cash advances, net of finance fees of $378,775 and $0, respectively	698,771	-
Loans payable, related party	235,243	-
Promissory note, current portion	93	-
Derivative liabilities	6,158,447	5,531,183
Convertible promissory notes, net of discount of $321,292 and $591,835, respectively	968,438	766,931

Total Current Liabilities	10,307,086	8,372,450

Long Term Liabilities
Capital lease, long term portion	29,190	-
Promissory note, long term portion	74,902	-
Loan payable, long term portion	-	4,609
Convertible promissory notes	2,754,124	2,811,000

Total Long Term Liabilities	2,858,216	2,815,609

Total Liabilities	13,165,302	11,188,059

Series F 8% Convertible Preferred Stock, redeemable value of $750,000 and $0, respectively	750,000	-

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 3,333 shares of Series B issued and outstanding, respectively	1	1
1,000 shares of Series C issued and outstanding, respectively
28,500,000 shares of Series D-1 issued and outstanding, respectively
2,440,871 shares of Series E issued and outstanding, respectively	3,094	-
Common stock, $0.0001 par value, 8,000,000,000 shares authorized 690,853,446 and 112,888,964 equity shares issued and outstanding, respectively	69,086	11,289
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	61,544,104	58,618,560
Accumulated other comprehensive loss	(134)	(134)
Accumulated deficit	(73,784,139)	(68,461,412)

TOTAL SHAREHOLDERS’ DEFICIT	(12,167,988)	(9,831,696)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,747,314	$1,356,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales	$1,094,118	$1,112,438	$3,678,261	$2,294,891

Cost of Goods Sold	754,214	949,657	2,766,244	2,031,334

Gross Profit	339,904	162,781	912,017	263,557

Operating Expenses
Selling and marketing expenses	470,926	539,975	1,336,512	2,165,213
General and administrative expenses	771,944	830,444	2,143,859	1,842,815
Research and development	49,880	53,939	167,944	136,582
Depreciation and amortization expense	14,739	12,961	43,857	39,506

Total Operating Expenses	1,307,489	1,437,319	3,692,172	4,184,116

Loss from Operations	(967,585)	(1,274,538)	(2,780,155)	(3,920,559)

OTHER INCOME (EXPENSE)
Other income	2,017	-	32,883	-
Unrealized gain on investment securities	200	-	(13,600)	-
Realized loss on investment	(20,000)	-	(20,000)	-
Gain on sale of asset	-	-	(406)	-
Commitment fees	(41,498)	(736,052)	(425,824)	(1,409,655)
Loss on conversion of debt at fair value	(597,090)	(59,936)	(860,880)	(760,758)
Gain/(Loss) on net change in derivative liability	7,680,163	(2,633,663)	(60,952)	(2,026,380)
Interest expense	(737,319)	(173,448)	(1,193,793)	(542,450)

TOTAL OTHER INCOME (EXPENSE)	6,286,473	(3,603,099)	(2,542,572)	(4,739,243)

NET INCOME (LOSS)	$5,318,888	$(4,877,637)	$(5,322,727)	$(8,659,802)

PREFERRED STOCK DIVIDENDS	$(1,976)	$-	$(1,976)	$-

NET INCOME (LOSS) AVAILABLE TO SHAREHOLDERS	$5,316,912	$-	$(5,324,703)	$-

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.021	$(0.090)	$(0.031)	$(0.222)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	252,473,213	54,334,415	173,594,567	38,977,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	$1	112,888,964	$11,289	$58,618,560	$(134)	$(68,461,412)	$(9,831,696)

Common stock issuance for conversion of debt and accrued interest	-	-	292,974,292	29,298	1,418,964	-	-	1,448,262

Common stock issued at fair value for services	-	-	117,724,284	11,772	982,917	-	-	994,689
							-
Common stock issued thru a private placement for purchase of Series F Preferred stock	-	-	167,265,906	16,727	(16,727)	-	-	-

Series D Preferred stock issued thru a private placement	15,805,554	1,581	-	-	278,419	-	-	280,000

Series D Preferred stock converted to Series E Preferred stock	(15,805,554)	(1,581)	-	-	(278,419)	-	-	(280,000)

Series D-1 Preferred stock issued for services	28,500,000	2,850	-	-	(2,850)	-	-	-

Series E Preferred stock issued thru a private placement	2,440,871	244	-	-	506,854	-	-	507,098

Stock option compensation cost	-	-	-	-	38,362	-	-	38,362

Cumulative preferred stock dividend	-	-	-	-	(1,976)	-	-	(1,976)
Net loss	-	-	-	-	-	-	(5,322,727)	(5,322,727)

Balance at September 30, 2018 (unaudited)	30,945,204	$3,095	$690,853,446	$69,086	$61,544,104	$(134)	$(73,784,139)	$(12,167,988)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,322,727)	$(8,659,802)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	43,857	39,506
Common stock and warrants issued for services	994,689	3,418,598
Stock option and warrant compensation expense	38,362	71,603
(Gain)/Loss on net change in valuation of derivative liability	60,952	2,026,380
Loss on conversion of debt	860,880	760,758
Debt discount recognized as interest expense	483,577	313,546
Loss on sale of asset	406	-
Net unrealized loss on fair value of security	13,600	-
Realized loss on security investment	20,000	-
Exchange of investment for services	80,000	-
Amortization of financing cost	246,035
Change in Assets (Increase) Decrease in:
Contracts receivable	75,504	(140,653)
Prepaid expenses	27,521	24,137
Contract assets	51,828	38,374
Inventory asset	(123)	(13,614)
Work in progress	-	1,928
Change in Liabilities Increase (Decrease) in:
Accounts payable	(151,264)	468,406
Accrued expenses	320,235	121,047
Contract liabilities	96,136	209,294
Deferred income	49,500	24,100

NET CASH USED IN OPERATING ACTIVITIES	(2,011,034)	(1,296,392)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Fair value investment - security	(100,000)	-
Convertible note receivable	(80,000)	-
Proceeds from sale of asset	2,000	-
Purchase of fixed assets	(17,357)	(33,845)

CASH USED IN INVESTING ACTIVITIES	(195,357)	(33,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable, truck	(15,699)	23,372
Payments on capital lease	(7,162)	-
Loans payable, financing	1,366,246	-
Payments made on financing loans	(987,471)
Loan payable, related party	248,870	-
Payments made on related party loans	(13,626)
Promissory note payable	67,500	-
Proceeds from convertible promissory notes	750,500	-
Proceeds for issuance of common stock for cash	1,257,098	1,297,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,666,256	1,321,122

Foreign currency effect on cash flow	-	(42)

NET DECREASE IN CASH	459,865	(9,157)

CASH BEGINNING OF PERIOD	439,822	351,321

CASH END OF PERIOD	$899,687	$342,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$212,284	$1,823
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$1,448,262	$1,234,972
Common stock issued at fair value on settlement of accounts payable	$-	$117,931
Common stock issued at fair value for supplemental shares	$424,245	$1,409,655
Capitalized lease asset	$45,440	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

The Company has excluded 3,609,143 stock options, 261,149,413 warrants, convertible debt of $3,494,546 and shares issuable from convertible preferred stock for the nine months ended September 30, 2018, because their impact on the loss per share is anti-dilutive. The Company did include convertible debt of $549,308 in its diluted earnings per share, because their impact on the earnings per share is dilutive.

The Company has excluded 3,697,495 of stock options, 474,335 warrants, and the shares issuable from convertible debt of $3,667,068 and shares issuable from convertible preferred stock for the nine months ended September 30, 2018, because their impact on the loss per share is anti-dilutive.

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

SEPTEMBER 30, 2018

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $6,996 as of September 30, 2018 and December 31, 2017, respectively. The net contract receivable balance was $384,937 and $490,441 at September 30, 2018 and December 31, 2017, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

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

The following table presents certain investments and liabilities of the Company’s financial assets and liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2018.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$16,400	$-	$-	$16,400

Total Assets measured at fair value	$16,400	$-	$-	$16,400

The following is a reconciliation of the fair value securities for which level 3 inputs were used in determining the approximate fair value:

Balance as of May 17, 2018	$130,000
Investment exchanged for services	(80,000)
Net realized loss on asset	(20,000)
Net unrealized loss on asset	(13,600)
Balance as of September 30, 2018	$16,400

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$6,158,447	$-	$-	$6,158,447

Total liabilities measured at fair value	$6,158,447	$-	$-	$6,158,447

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2018	$5,531,183
Fair Value of derivative liabilities issued	566,312
Loss on change in derivative liability	60,952
Balance as of September 30, 2018	$6,158,447

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

9/30/2018
Risk free interest rate	2.15% - 2.94%
Stock volatility factor	131.0% - 241.0%
Weighted average expected option life	3 months - 5 years
Expected dividend yield	None

Segment Reporting

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Licensing agreement

The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality is delivered immediately, the revenue is generally recognized when the license is delivered.

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

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of the adoption of ASU 2018-07 on the Company’s financial statements.

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

3.

CAPITAL STOCK

Preferred Stock

As of April 11, 2018, the Board of Directors authorized an increase in shares of preferred stock, par value $0.0001 per share to 550,000,000 shares from 750,000 shares. The Board adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series D preferred stock and Series D-1 preferred stock, par value $0.0001 per share. The Board authorized and approved 400,000,000 shares of Series D and 50,000,000 shares of Series D-1 preferred stock.

Series B

On October 1, 2015, the Company filed a Certificate of Designation for Series B preferred stock with the Secretary of State of Nevada and the shares of Series B preferred stock were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B preferred stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the Original Issue Date; and the remaining one third (1/3) may be converted beginning three years after the Original Issue Date. The number of shares of common stock issuable for each share of converted Series B preferred stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price set forth in Section 1.2 of the agreement shall be adjusted to reflect the lower of $1.05 or the price of the Company’s common stock calculated using the average closing prices of the Company’s common stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $0.35 per share, the adjusted conversion price shall be $0.35 per share. See Note 3. The conversion price is subject to adjustment in the case of reverse splits, stock dividends, reclassifications and the like. In addition, the conversion price is subject to certain full ratchet anti-dilution protection. Accordingly, the preferred stock is valued under the provision of ASC Topic 815, Derivatives and Hedging, because the conversion feature of the preferred stock was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The Series B preferred stock shall have the rights, preferences and privileges as set forth in the exchange agreement. As of September 30, 2018, there are 3,333 shares of Series B preferred stock outstanding.

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of September 30, 2018, there are 1,000 shares of Series C preferred stock outstanding.

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

As of June 30, 2018, the Company issued 15,805,554 shares of Series D preferred stock through a private placement for a cash value of $280,000 at prices ranging $0.016 to $0.020. During the period ended September 30, 2018, the Series D shares were exchanged for Series E preferred stock. As of September 30, 2018, there were no outstanding Series D preferred stock.

Series D-1

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible preferred stock (the “Series D-1 preferred stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock have a par value of $0.0001 per share. The shares of Series D-1 preferred stock do not have a dividend rate or liquidation preference. Each share of Series D-1 preferred stock is convertible into one share of common stock. The shares of Series D-1 preferred stock do not carry any voting rights. At no time may all or a portion of the Series D-1 preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. The Company issued 28,500,000 preferred shares for services. As of September 30, 2018, there were 28,500,000 shares issued and outstanding.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series E

On August 14, 2018, the Company filed a Certificate of Designation for its 0% Series E Convertible preferred stock (the “Series E preferred stock”) with the Secretary of State of Nevada designating 4,000,000 shares of its authorized preferred stock as Series E preferred stock, accompanied with one hundred (100) warrants each for the purchase of one (1) share of common stock. The shares of Series E preferred stock have a par value of $0.0001 per share. The shares of Series E preferred stock do not have a dividend rate or liquidation preference. Each share of Series E preferred stock is convertible into one share of common stock. The shares of Series E preferred stock do not carry any voting rights. At no time may all or a portion of the Series E preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. As of September 30, 2018, there were 2,440,871 shares issued and outstanding.

Series F

On August 14, 2018, the Company filed a Certificate of Designation for its Series F Convertible preferred stock (the “Series F preferred stock”) with the Secretary of State of Nevada designating $2,000,000 units, with each unit consisting of 100 shares of the Company’s Series F preferred stock. The shares of Series F preferred stock have a par value of $0.0001 per share. The shares of Series F preferred stock do not have a liquidation preference. Each share of Series F preferred stock is convertible into one share of common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company may exercise such redemption right by providing a minimum of 5 days written notice of such redemption to the Holders. In the event the Company exercises such redemption right for less than all of the then-outstanding shares of Series F preferred stock, the Company shall redeem the outstanding shares of the Holders of a pro-rata basis. The Series F is mandatorily redeemable on September 1, 2020. At no time may all or a portion of the Series F preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. As of September 30, 2018, the Company accrued dividends in the amount of $1,976, and has 750 shares issued and outstanding.

Common Stock

On August 9, 2018, the Company and Board of Directors increased the aggregate number of authorized shares of common stock of the Corporation to 8,000,000,000 shares from 2,000,000,000 shares.

Nine months ended September 30, 2018

The Company issued 292,974,292 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $524,714, plus interest in the amount of $62,668, with an aggregate fair value loss on conversion of debt in the amount of $860,880, based upon conversion prices of $0.0019 to $0.0329.

The Company issued 117,724,284 shares of common stock for services at fair value of $994,689.

The Company issued 167,265,906 shares of common stock through a private placement for purchase of Series F preferred stock.

4.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2018, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$3,722,562
Less current portion	968,438
Total long-term liabilities	$2,754,124

Maturities of long-term debt for the next five years are as follows:

Period Ending
September 30,	Amount

2020	2,245,000
2021	325,000
2022	-
2023	184,124
$2,754,124

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

At September 30, 2018, the $4,043,854 in convertible promissory notes has a remaining debt discount of $321,292, leaving a net balance of $3,722,562.

On various dates through May, 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per annum. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes.  In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the nine months ended September 30, 2018, the Company issued 50,762,187 shares of common stock, upon conversion of $121,600 in principal, plus accrued interest of $44,064, with a fair value loss on settlement of $328,540. As of September 30, 2018, the 2014-2015 Notes had an aggregate remaining balance of $1,364,400.

As of September 30, 2018, the unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $184,124, plus accrued interest of $13,334 were amended. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, and were extended through September 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of September 30, 2018, the remaining balance on the note was $184,124.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per annum. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of September 30, 2018, was $1,325,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of September 30, 2018, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $140,543 during the nine months ended September 30, 2018. As of September 30, 2018, the remaining balance on the Sep 2016 Note was $430,896.

The Company issued an unsecured convertible promissory note (the “Dec 20 Note”), in the amount of $150,000 on December 20, 2017. The Dec 20 Note matures on December 20, 2018. The Dec 20 Note bears interest at 10% per annum. The Dec 20 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days immediately before the conversion. The conversion feature of the Dec 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 20 Note. During the nine months ended the Company issued 72,963,066 shares of common stock, upon conversion of principal in the amount of $123,500, plus accrued interest of $8,033, with a fair value loss on settlement of $197,877.The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $33,603 during the nine months ended September 30, 2018. As of September 30, 2018, the remaining balance on the note was $26,500.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued an unsecured convertible promissory note (the “Dec 22 Note”), in the amount of $75,000 on December 22, 2017. The Dec 22 Note matures on December 22, 2018. The Dec 22 Note bears interest at 10% per annum. The Dec 22 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days upon default of the prepayment date. The conversion feature of the Dec 22 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 22 Note. During the nine months ended the Company issued 40,129,653 shares of common stock, upon conversion of principal in the amount of $69,864, with a fair value loss on settlement of $80,509. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,450 during the nine months ended September 30, 2018. As of September 30, 2018, the remaining balance on the note was $5,136.

The Company issued various unsecured convertible promissory notes (the “Jan-Aug 2018 Notes”), in the aggregate amount of $293,000 on various dates from January 24, 2018 thru August 28, 2018. The Jan-Aug 2018 Notes matures on dates from January 24, 2018 thru August 28, 2019. The Jan-Aug 2018 Notes bear interest at 10% per annum. The Jan-Aug 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Aug 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Aug 2018 Notes. During the nine months ended the Company issued 97,506,179 shares of common stock, upon conversion of principal in the amount of $174,000, plus accrued interest of $ 8,700, with a fair value loss on settlement of $175,027. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $201,834 during the nine months ended September 30, 2018. As of September 30, 2018, the balance remaining on the Jan-Aug 2018 Notes was $119,000.

The Company issued (2) unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes matures on February 23, 2019, and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two notes was funded with cash and the Company must agree to the funding of the second of the two Feb 2018 Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The second of the Feb 2018 Notes was issued on August 23, 2018 in the amount of $78,750. The second of the Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. During the nine months ended September 30, 2018, the Company issued 31,613,207 shares of common stock, upon conversion of principal in the amount of $35,750, plus accrued interest of $1,872, with a fair value loss on settlement of $78,927. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $34,065 during the nine months ended September 30, 2018. As of September 30, 2018, the balance remaining on the Feb 2018 Notes was $121,750.

The Company issued various unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on various dates of April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes matures on dates of April 2, 2019 and May 31, 2019. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $67,082 during the nine months ended September 30, 2018. As of September 30, 2018, the remaining balance on the Apr & May 2018 Notes were $300,000.

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

The derivative liability recognized in the financial statements as of September 30, 2018 was $6,158,447.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

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

During the nine months ended September 30, 2018, as a result of the convertible notes (“Notes”) issued that were accounted for as derivative liabilities, we determined that the fair value of the conversion feature of the convertible notes at issuance was $566,312, based upon a Binomial-Model calculation. We recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Notes.

During the nine months ended September 30, 2018, the Company converted $524,714 in principal of convertible promissory notes, plus accrued interest of $62,668. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on conversion of debt in the amount of $860,880 in the statement of operations for the nine months ended September 30, 2018. At September 30, 2018, the fair value of the derivative liability was $6,158,447.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

9/30/2018
Risk free interest rate	2.15% - 2.94%
Stock volatility factor	131.0% - 241.0.0%
Weighted average expected option life	3 months - 5 years
Expected dividend yield	None

6.	OPTIONS AND WARRANTS

Options

The Board of Directors adopted Equity Incentive Stock Option Plans for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of options for 3,614,285 shares of common stock. The Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.  Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. Notwithstanding any other provision of the Plans or of any option agreement, each option shall expire on the date specified in the option agreement, which date shall not be later than the fifth (5th) anniversary from the effective date of grant. Each option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective option agreements may provide. The stock options mature on July 5, 2019 through October 17, 2021, at exercise prices of $1.31 and $31.15.

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

A summary of the Company’s stock option activity and related information follows:

	September 30, 2018
		Weighted
	Number of	average exercise
	Options	price
Outstanding, beginning of period	3,697,495	$1.51
Granted	-	-
Exercised	-	-
Forfeited/Expired	(88,352)	$0.91
Outstanding, end of period	3,609,143	$1.31
Exercisable at the end of the period	2,685,690	$1.03
Weighted average fair value of options granted during the period		$-

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

6.	OPTIONS AND WARRANTS (Continued)

Options (Continued)

The weighted average remaining contractual life of options outstanding issued under the Plan as of September 30, 2018 was as follows:

			Weighted Average
	Stock	Stock	Remaining
Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$6.65	18,571	18,571	6.02
$31.15	9,143	9,143	3.84 - 3.92
$1.31	3,581,429	2,657,976	2.02 – 2.50
	3,609,143	2,685,690

Stock-based compensation expense recognized during the year is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the nine months ended September 30, 2018 and 2017 were $38,361 and $71,603, respectively.

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

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “May RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGA are performance based shares and none have yet vested nor have any been issued. The May RSGA provides for the issuance of up to 30,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 15,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 15,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

6.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to CEO (Continued)

On September 28, 2018, the Company entered into a Restricted Stock Grant Agreement (the “September RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the September RSGA are performance based shares and none have yet vested nor have any been issued. The September RSGA provides for the issuance of up to 30,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 15,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 15,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

SEPTEMBER 30, 2018

6.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants (Continued)

On November 10, 2017, the Company entered into a Restricted Stock Grant Agreement (the “Third Employee RSGA”) with nine of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Second Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Second Consultants RSGA provides to the respective consultants the issuance of an aggregate of 2,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the respective consultants an aggregate of 1,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue an aggregate of 1,000,000 shares to the respective consultants, its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employee and Consultant RSGA”) with one of its’ employee and one consultant, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee and Consultant RSGA are performance based shares and none have yet vested nor have any been issued. The Employee and Consultant RSGA provides to the employee and consultant the issuance of an aggregate of 4,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the respective consultants in various amounts an aggregate of 2,000,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue an aggregate of 2,000,000 shares of its common stock to the respective employee and consultant, in various amounts of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 9, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employees and Consultants RSGA”) with two of its’ consultants and two employees, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employees and Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Employees and Consultants RSGA provides to the employees and consultants the issuance of an aggregate of 8,500,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the respective consultants in various amounts an aggregate of 4,250,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue an aggregate of 4,250,000 shares of its common stock to respective consultants, in various amounts of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

6.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants (Continued)

On September 28, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Sep 2018 Consultants RSGA”) with two of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Sep 2018 Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Sep 2018 Consultants RSGA provides to the consultants the issuance of an aggregate of 27,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the respective consultants in various amounts an aggregate of 13,500,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue an aggregate of 13,500,000 shares of its common stock to respective consultants, in various amounts of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

As of September 30, 2018, the Company issued no warrants during the period. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2018:

	September 30, 2018
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	53,562,961	$5.40
Granted	244,087,101	-
Exercised	-	-
Forfeited	(36,500,649)	$(0.093)
Outstanding - end of the period	261,149,413	$0.0018

At September 30, 2018, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.080	10,237,388	10,237,388	0.17
$0.012	6,824,924	6,824,924	0.67
$0.250	244,087,101	244,087,101	2.87
	261,149,413	261,149,413

At September 30, 2018, the aggregate intrinsic value of the warrants outstanding was $0.

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

SEPTEMBER 30, 2018

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

Equipment Contracts (Continued)

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the six months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30, 2018
	2018	2017
Equipment Contracts	$2,486,426	$1,325,617
Component Sales	1,003,879	896,333
Services Sales	157,956	61,941
Licensing Fees	30,000	11,000
	$3,678,261	$2,294,891

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ending September 30, 2018 was $36,761 and for the year ending December 31, 2017 was $88,589. The contract liability for the nine months ending September 30, 2018 was $250,184 and for the year ending December 31, 2017 was $154,048.

During the period ended September 30, 2018, Progressive Water Treatment a wholly-owned subsidiary of OriginClear, Inc., acquired a new division, which offers a unique product line of prefabricated water treatment systems. The Company has contracted with Modern Water System to commercialize his inventions.

8.

FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of September 30, 2018, the note included principal of $80,000 plus accrued interest of $2,883.

Fair value investment in Securities

The Company purchased 10,000,000 shares of WTII stock through a private placement for cash of $100,000. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. During the period the Company exchanged the shares for services in the amount of $80,000, and recognized a loss of $20,000 in the statement of operations. During the period ended September 30, 2018, the Company exchanged the shares for services in the amount of $80,000, incurring a loss on investment of $20,000.

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of September 30, 2018, the fair value of the preferred shares was $16,400.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

9.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans range from two months to six months. The net balance as of September 30, 2018 was $698,771, the finance cost of $378,775.

Promissory Note Payable

The Company entered into a promissory note payable on July 18, 2018 for the sum of $75,000. The principal consists of $67,500 plus a $7,500 origination fee. The interest is sixty-nine percent per annum. The first payment of $6,330 is due September 1, 2018, and $4,318 thereafter. The maturity date of the Note is August 1, 2028. The note is personally guaranteed by the Company’s CEO.

As of September 30, 2018, the maturities are summarized as follows:

Promissory note payable	$74,995
Less current portion	93
Long term portion	$74,902

Long term maturities for the next five years are as follows:
2019	$181
2020	355
2021	693
2022	1,356
2023 thru 2028	72,317
$74,902

10.	LOANS PAYABLE – RELATED PARTY

The Company’s CEO loaned the Company $248,870 during the nine months ended September 30, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. Principal payments were made in the amount of $13,626, leaving a balance of $235,243 as of September 30, 2018.

11.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the nine months ended September 30, 2018. The lease is for a sixty (60) month term, with a purchase option at the end of the lease for $1.00.

As of September 30, 2018, the maturities are summarized as follows:

Capital lease	$38,278
Less current portion	9,088
Total long-term liabilities	$29,190

Long term maturities for the next four years are as follows:

Period Ending September 30,
2019	$2,272
2020	9,088
2021	9,088
2022	8,742
$29,190

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2018

12.	COMMITMENTS AND CONTINGENCIES

Operating Lease – Related Party

The Company entered into a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,750 per month.

Operating Lease – Equipment

The Company entered into a five (5) year equipment lease in the amount of $45,440, which was recorded as a capital lease. There are no escalation or renewal options associated with this lease. The lease has a purchase option to buy the equipment at the end of the lease for one dollar ($1). The monthly lease payments are $757 per month. The future minimum lease payments due as September 30, 2018 is $40,551.

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

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between October 3, 2018 and November 8, 2018, holders of convertible promissory notes converted an aggregate principal and interest amount of $307,250 into an aggregate of 492,630,452 shares of the Company’s common stock.

Between October 23, 2018 and October 31, 2018, the Company issued to consultants an aggregate of 45,673,913 shares of the Company’s common stock for services.

In connection with certain one-time make good agreements, on October 31, 2018, the Company issued an aggregate of 12,413,226 shares of its common stock to certain holders of its common stock.

Between October 2, 2018 and November 6, 2018, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 616 of the Company’s Series F preferred stock for an aggregate purchase price of $616,000.

In connection with the Series F Certificate of Designation and subscription agreements entered into with investors, between October 2, 2018 and November 6, 2018, the Company issued an aggregate of 168,435,051 shares of its common stock to certain holders of its Series F preferred stock.

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

On November 6, 2018, the Company announced it retained TCA Capital International Group (“TCA”) for a range of services including identifying potential merger, acquisition, divestiture, consolidation or other combination opportunities and negotiating, structuring and advising in connection with potential M&A Transactions.

The Company cautions that suitable acquisition candidates may not be identified and even if identified a definitive agreement may not be reached.

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

On August 30, 2018 the Company reported that revenue at the half-year mark doubled year over year for PWT, while the division’s gross profits quadrupled, helping the company in its drive toward overall profitability.

Technology Licensing

For its first eight years of operations, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ (EWS) technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with the Group’s acquisition of profitable water treatment companies.

The Technology

OriginClear is the proprietary developer of EWS, the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. We believe the EWS technology remains the most efficient non-chemical, continuous mechanism for the concentration of live algae cells from water.

This electro-chemical process was then extended, first to cleaning up oil and gas waste water and most recently, to industrial, agricultural and urban effluents. These water treatment applications are entirely electrochemical in nature and do not rely on algae for its cleaning capabilities, which is a separate application of the technology. EWS is designed to be an early step in removal of oils, solids and pathogens; reducing the work that more expensive, downstream processes such as Ultra Filtration or Reverse Osmosis must do, therefore enabling more cost-efficient and high-volume water cleanup overall.

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

Development of AOxPlus™

In 2018, OriginClear developed AOxPlus™, a new method to produce hydroxyl radicals in large quantities to treat highly-contaminated waste water. On September 12, 2018, the company reported it had completed development and testing of AOxPlus™, a patent-pending method to produce hydroxyl radicals in large quantities to treat highly-contaminated wastewater.

The highly-reactive hydroxyl radical delivers more than twice the oxidation, or cleansing power, of chlorine, without the toxic byproducts. Based on laboratory testing, OriginClear engineers estimate that the new AOxPlus can produce 10,000 times more hydroxyl radicals than the original AOx technology, delivering superior contaminant breakdown on the same footprint.

To generate these new levels of hydroxyl, the OriginClear research team used a special air-breathing membrane in a new reactor, disintegrating hard-to-remove contaminants. AOxPlus does not require chemical injection, or clear water (as with Ultra-Violet or UV), and is cost-effective when compared with, for example, diamond electrodes. It can offer a more efficient treatment solution to sectors that produce highly-contaminated wastewater, such as the pharmaceutical and food industries.

In April, the national engineering firm Carollo Engineers conducted a review of the AOx module. The study quantified the AOx module’s ability to generate chlorine-based oxidants efficiently.

It also confirmed that AOx technology produces hydroxyl radicals that can treat highly contaminated waters such as landfill leachate or industrial effluents. AOxPlus further builds on this established capability.

OriginClear’s Technologies team is currently manufacturing pre-commercial AOxPlus units in the Advanced Prototyping Center at the La Kretz Innovation Campus in Los Angeles. A first unit has been shipped to OriginClear’s wholly-owned subsidiary in China for scheduled demonstrations in Asia. A second unit is intended for Florida Atlantic University (FAU), with which OriginClear partnered in April 2017 to study OriginClear’s technologies in landfill “black water” or leachate treatment.

Dr. Dan Meeroff, associate chair and professor at FAU’s Department of Civil, Environmental & Geomatics Engineering, said, “In our current project with OriginClear, we have already measured good performance of the AOx module for ammonia and COD removal in landfill leachate. We are considering using a Fenton process to remove the remaining harder COD in that water and are looking forward to receiving the AOxPlus prototype from OriginClear and using it as the final polishing stage.”

The AOx patent family includes the following:

“Systems and methods for reduction of total organic compounds in wastewater” utility application was filed on June 2nd, 2016 and a petition for revival was filed with the USPTO on September 24, 2018.

“Advanced Oxidation Water Treatment Module” provisional patent application was filed with the USPTO on September 5th, 2017. It was converted to US patent application on Sept. 5th, 2018 and filed for international priority with the Patent Cooperation Treaty (PCT) on the same day.

“Electrochemical Systems and Methods for Peroxide Production in Water Treatment” was filed as a provisional patent with the USPTO on August 7th, 2018 to cover the development of AOxPlus.

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

MWS plans to subcontract its manufacturing to OriginClear’s subsidiary, Progressive Water Treatment of McKinney, Texas. On July 25, 2018, MWS received its first purchase order for an order totaling $55,000. In September 2018, initial payments were received for two additional systems.

The Company’s expectation is reinforced by the fact that MWS is “Basis of Design” on 20 out of 21 current or projected contracts.

“Basis of Design means we are the final and preferred technical solution,” said Daniel M. Early, P.E., President of Modular Water Systems. “This provides a high degree of confidence that we will be successful in executing a contract and delivering a product to our customers.”

“Dan Early came to us with a portfolio of patents and a list of prospective customers,” said Riggs Eckelberry, CEO of OriginClear. “We established MWS around him, with a support staff, and design and fabrication support from our Dallas subsidiary, Progressive Water Treatment.

“We believe that MWS will continue to grow into the first quarter of 2019,” concluded Mr. Eckelberry.

MWS purchase orders usually consist of a 50% deposit, with 50% due on shipment. Cost of Goods is in the range of 50%.

OriginClear cautions that the foregoing forecast for the quarter in progress is for received purchase orders only, and that Revenue Recognition of such orders is not expected within this same period; accordingly there cannot be any assurance that the Company will realize such revenue from the bookings.

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

WaterChain is currently a development-stage company.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the three months ended September 30, 2018, and adopted pronouncement ASC 606, which management believes will not have a significant material impact on our present or future financial statements.

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue and Cost of Sales

For the three months ended September 30, 2018, we had revenue of $1,094,118 compared to $1,112,438 for the three months ended September 30, 2017. Cost of sales for the three months ended September 30, 2018, was $754,214 compared to $949,657 for the three months ended September 30, 2017. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Our gross profit was $339,904 and $162,781 for the three months ended September 30, 2018 and 2017, respectively. The increase in gross profit was due to lower cost of materials.

Selling and Marketing Expenses

For the three months ended September 30, 2018, we had selling and marketing expenses of $470,199, compared to $539,975 for the three months ended September 30, 2017. The decrease in selling and marketing expenses was primarily due to a decrease in investor relations expense.

General and Administrative Expenses

General and administrative expenses decreased to $771,994, for the three months ended September 30, 2018, compared to $830,444 for the three months ended September 30, 2017. The decrease in general and administrative expenses was primarily due to a decrease in outside services.

Research and Development Cost

Research and development cost for the three months ended September 30, 2018 and 2017, were $49,880 and $53,939, respectively.  The decrease in research and development costs was primarily due to a decrease in contractor expense and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the three months ended September 30, 2018 and 2017, were $6,286,473 and $(3,603,099), respectively. The increase in other income (expenses) of $9,889,572 was primarily a result of a change in gain of non-cash accounts associated with the fair value of the derivatives of $10,313,826, decrease in commitment fees of $694,554, increase in other income of $2,017, increase in interest expense of $563,871, which includes non-cash amortization of debt discount of $265,048, increase in unrealized gain on investment securities of $200, increase in realized loss on investment of $20,000, increase in fair value loss on conversion of debt of $537,154. The increase in other income and (expenses) was primarily due to the non-cash net change in the fair value of the derivative instruments and amortization of debt discount.

Net Income/(Loss)

Our net income for the three months ended September 30, 2018 was $5,318,888, compared to a net loss of $4,877,637 for the three months ended September 30, 2017. The majority of the increase in net income was due primarily to an increase in other income and (expenses) consisting of an increase in gain in non-cash accounts associated with derivatives along with an increase in gross profit, and other income and (expenses).

Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue and Cost of Sales

For the nine months ended September 30, 2018, we had revenue of $3,678,261, compared to $2,294,891 for the nine months ended September 30, 2017. Cost of sales for the nine months ended September 30, 2018, was $2,766,244 compared to $2,031,334 for the nine months ended September 30, 2017. Revenue and cost of sales increased primarily due to our subsidiary’s increase in equipment and component sales.

Our gross profit was $912,017 and $ 263,557 for the nine months ended September 30, 2018 and 2017, respectively. The increase in gross profit was due to the increase in equipment sales, which has a higher profit margin.

Selling and Marketing Expenses

For the nine months ended September 30, 2018, we had selling and marketing expenses of $1,336,512, compared to $2,165,213 for the nine months ended September 30, 2017. The decrease in selling and marketing expenses was primarily due to a decrease in investor relations expense and other selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased to $2,143,859, for the nine months ended September 30, 2018, compared to $1,842,815 for the nine months ended September 30, 2017. The increase in general and administrative expenses was primarily due to an increase in professional fees.

Research and Development Cost

Research and development cost for the nine months ended September 30, 2018 and 2017, were $167,944 and $136,582, respectively.  The increase in research and development costs was primarily due to an increase in salaries, durable items, outside services and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the nine months ended September 30, 2018 and 2017, were $(2,542,572) and $(4,739,243), respectively. The decrease in other income (expenses) of $2,196,671 was primarily a result of a decrease in change in loss of non-cash accounts associated with the fair value of the derivatives in the amount of $1,965,428, increase in other income of $32,883, increase in unrealized loss on investment securities of $13,600, increase in realized loss on investment of $20,000, increase in loss on sale of asset of $406, increase in interest expense of $651,343, which includes non-cash amortization of debt discount of $170,031, decrease in commitment fees of $983,831, and an increase in loss on conversion of debt at fair value of $100,122.

Net Income/(Loss)

Our net loss for the nine months ended September 30, 2018 was $5,322,727, compared to a net loss of $8,659,802 for the nine months ended September 30, 2017. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We obtained funds from our shareholders during the nine months ending September 30, 2018. Management believes the existing shareholders, prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At September 30, 2018 and December 31, 2017, we had cash of $899,687 and $439,822, respectively, and working capital deficit of $8,770,838 and $7,194,220, respectively.  The increase in working capital deficit was due primarily to an increase in in cash, convertible note receivable, inventory, accrued expenses, contracts liabilities, capital lease, deferred income, loans payable, non-cash derivative liabilities and convertible notes, with a decrease in contracts receivable, prepaid expenses, contract assets, and accounts payable.

During the first nine months of 2018, we raised an aggregate of $2,007,598 in an offering of unsecured convertible notes, and issuance of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,011,034 for the nine months ended September 30, 2018, compared to $1,296,392 for the prior period ended September 30, 2017. The increase in cash used in operating activities was primarily due to increase in professional fees and marketing expense.

Net cash flows used in investing activities was $195,357 for the nine months ended September 30, 2018, as compared to $33,845 for the prior period ended September 30, 2017. The net increase in cash used in investing activities was due to an increase in leased equipment in the current period, investment in securities, and investment in a convertible note receivable.

Net cash flows provided by financing activities was $2,666,256 for the nine months ended September 30, 2018, as compared to $1,321,122 for the prior period ended September 30, 2017. The increase in cash provided by financing activities was due to an increase in loans payable and debt financing through convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. The lenders are limited to no more than a 4.99% beneficial ownership of the outstanding shares of common stock. Beneficial ownership is determined in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the current period ended September 30, 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional Information

On October 30, 2018, the Company ceased payment on factoring debt balances totaling $650,646.  Judgments have been or may be filed in New York State Supreme Court by certain lenders. The company has retained the services of a corporate debt restructuring company to negotiate on behalf of the Company with the lenders for orderly repayment of these debts.

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 21, 2018	ORIGINCLEAR, INC.

/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)