Form 10-K
period 2018-12-31
ORIGINCLEAR, INC.
filed 2019-04-25
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone Number: (323) 939-6645

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,133,705 based upon the closing sales price of the registrant’s common stock on June 30, 2018 of $0.027 per share.

At April 23, 2019, 2,879,554,745 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ii

PART I

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

Overview of Business

Our mission is to provide expertise, technology, and capital to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise.

3.	We develop new business models, such as our WaterChain™ concept to fund next-generation water recycling systems that can propel the world’s water supply forward into a cleaner future. This project is currently in a research and development phase.

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

 Water is becoming increasingly more scarce. McKinsey’s Transforming Water Economies forecasts that  “without action, global water demand could outstrip supply by up to 40 percent by 2030.” Furthermore, existing water infrastructure in the United States is aging and water loss is increasing.

According to Lux Research, updating our national water infrastructure will require an investment of $270 billion – money that will be hard to pull together for projects that could take decades to complete. In the meantime, centralized water systems are forcing water users to treat their own water with small, modular water treatment systems.

2018 Group Development Milestones

On May 17, 2018, the Company entered into a licensing agreement with Water Technologies International, Inc. (OTC: WTII), which commercializes the innovative SIMPOD portable waste water treatment plant, and has developed a line of atmospheric water generators. The licensing agreement gave Water Technologies access to OriginClear’s patented electrochemical treatment process, Electro Water Separation with Advanced Oxidation™ (EWS:AOx™), and support to enter the oil and gas and other markets. The Technical Assistance Program fee, another part of OriginClear’s licensing agreement, was paid to OCLN in WTII preferred shares. The license also calls for standard royalty payments to OriginClear.

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company launched its Modular Water Treatment Division around Mr. Early’s technology and perspective customers. The Company has funded the development of this division with internal cash flow.

Progressive Water Treatment Inc.

On October 1, 2015, the Company completed its acquisition of 100 percent of Dallas-based Progressive Water Treatment Inc. (“PWT”), a fast-growing designer, builder and service provider for a wide range of industrial water treatment applications.

With the PWT and future potential acquisitions, the creation of the Modular Water Systems division, and integrating its proprietary technology, OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment. OriginClear acquired PWT through the exchange of all issued and outstanding shares of PWT for 10,000 shares of the OriginClear’s newly designated Series B Preferred Stock.

PWT’s Business

Since 1995, PWT has been designing and manufacturing a complete line of water treatment systems for municipal, industrial and pure water applications. PWT designs and manufactures a complete line of water treatment systems for municipal, industrial and pure water applications. Its uniqueness is its ability to gain an in-depth understanding of customer’s needs and then to design and build an integrated water treatment system using multiple technologies to provide a complete, not partial solution. PWT has a lengthy history of solid sales and profits.

To solve customer needs, PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA (supervisory control and data acquisition) technology in turnkey systems. The company also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment in contracts of varying duration. Customers are primarily served in the United States and Canada, with the company’s reach extending worldwide from Siberia to Argentina to the Middle East.

PWT is also a certified manufacturer of products using OriginClear’s proprietary Electro Water Separation™ and Advanced Oxidation (AOx™) technologies, building these on behalf of OriginClear licensees.

PWT Developments

On March 30,, 2018, the Company announced that PWT had completed the construction and shipment of a 30 gallon per minute (gpm) drinking water treatment system in Baranquilla, Colombia for the religious mission of a US-based Church. In addition to this Colombia shipment, PWT has built and supplied a total of five drinking water treatment systems to local contractors for installation at Church missions in Peru, Argentina, San Salvador and the Philippines. The systems have all been similar and typically consist of chlorine feed, softener, carbon filters, ultraviolet disinfection and sub-micron filtration. These components are designed to remove hardness and organics from the local aquifer and are based on a Church specification naming PWT as the only approved manufacturer.

On August 16, 2018, OriginClear management, and water industry partners, carried out strategic planning at OriginClear’s First Water Conference, which was held at the company’s Los Angeles headquarters.

In the first quarter of 2019, the Company grew the manufacturer’s representative network of its operating units, Progressive Water Treatment (“PWT”) (www.progressivewater.com) and Modular Water Systems (“MWS”) (www.modularwater.com).

Modular Water Systems

On July 19, 2018, the Company announced the launch of its Modular Water Treatment Division, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the new division and along with the intellectual property which the Company licensed exclusively worldwide for three years, brought a following of prospective customers. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant.

With PWT and other companies as fabricators and assemblers, MWS designs, manufactures and delivers prefabricated water transport (pump stations) and wastewater treatment plant (“WWTP”) products to customers and end-users that have to clean their own wastewater. It uses Structurally Reinforced Thermoplastic (“SRTP”) materials to focus on patented developing water and wastewater collection, conveyance, and treatment systems that have high performance and sustainability. Typical customers may include schools, small communities, institutional facilities, real estate developments, factories, and industrial parks. Dan Early has pioneered the use of heavy reinforced plastic materials to create modular “water-systems-in-a-box”. Not only is reinforced thermoplastic faster and cheaper to build, but it can have three times the lifespan, or more, compared with concrete-and-steel construction. His inventions have led to the patented Wastewater System & Method which OriginClear has licensed exclusively for the world.

Dan Early has been designing and building prepackaged pump stations and municipal wastewater treatment systems for over five years, with a career background of more than two decades of water engineering experience.

MWS designs, manufactures and implements advanced prepackaged wastewater treatment, pump stations and custom systems with primary focus on decentralized opportunities away from the very competitive large municipal wastewater treatment plants. These decentralized opportunities include: rural communities, housing developments, industrial sites, schools and many more.

MWS’s uniqueness is its use of SRTP as the tank or enclosure for its pump stations and wastewater treatment systems. SRTP is an emerging material technology presently not utilized in the engineered solution market relative to water and wastewater systems. SRTP represents a material that is corrosion resistant, durable, robust, and cost effective; it overcomes the extreme limitations associated with reinforced concrete (extremely heavy and hard to transport), painted or stainless steel (highly corrodible, expensive, and with a very limited continuous service life), and fiberglass (extremely brittle, hard to detail, and expensive). The SRTP technology is not only proven to perform, it has been commercialized.

OriginClear intends for PWT to make use of the SRTP tank and enclosure technology for products that integrate its core EWS/AOx™ technology.

Expansion of the PWT and MWS Business-Lines

Beginning with its first installation, PWT built MWS components. The two units are now in the process of integrating their operations fully, so they can benefit synergistically from each other’s technology and market opportunities building greater sales and profits. In addition, by integrating MWS’s engineering and manufacturing into the PWT facility, significant efficiencies and savings can occur.

Subject to obtaining needed funding, we will seek to develop the combined PWT/MWS business with, among other things, additional staffing particularly sales managers, engineers and project managers. In addition, we plan to expand the PWT facility with more engineering/project management space and another assembly building for MWS with fabrication tooling.

As reported on February 5, 2019, and expected to substantially complete in April 2019, OriginClear has expanded its manufacturer’s representative network to serve both PWT and MWS for customer lead generation.

On March 5, 2019, the Company reported that Dallas-based Aspen Water Inc., (www.aspenwater.com) (“AWI”), a global leader in rapid-deployment water treatment systems, presented OriginClear products under its own brand at trade shows in Dubai, Abu Dhabi and Baghdad.

The first unit which AWI private-labeled was the EVERUS™ Military & Disaster Relief Wastewater Treatment System, designed by MWS to treat both black and grey water at field installations, scaling from 3,000 to 150,000 gallons per day. https://www.originclear.com/hubfs/pdf/mws-ewrs-flyer.pdf.

The second product AWI private-labeled was a design for a 100,000 gallon per day desalination system, which AWI developed in collaboration with PWT for a large potential governmental contract in the region. It is now being offered more widely to solve pressing desalination problems in a compact and efficient footprint.

PRODUCTS, TECHNOLOGY AND SERVICES

Overview: PWT

PWT’s uniqueness lies in is its experience and expertise in building water treatment systems that are a complete solution for its customers using components and process technology from other equipment suppliers. This is a real benefit to its customers who too frequently are given partial solutions from other vendors who are trying to sell their own products. An example is a customer who only receives a pump and a filter cartridge, when they also need an ultrafiltration membrane system.

The following are most but, not all of, the technologies used by PWT to fulfill the needs of its customers:

●	Seawater Reverse Osmosis Systems

●	Brackish Reverse Osmosis Systems

●	Nano Filtration Membrane Systems

●	Ultra Filtration (UF) Systems

●	De-Ionization Systems (Cation, Anion, Mixed Bed, Pack Bed, EDI)

●	Water Softeners, Filtration Systems

●	Electrodeionization (EDI) Systems

●	Water Softeners

●	Filtration Systems

●	De-Aerators

●	De-Alkalizers

●	Chemical Feed Systems

●	Control Panels / Instrumentation

●	Resin Traps

●	Ion Exchange Regeneration Skids

In addition to the above systems, PWT provides the following services:

●	High Purity Water Treatment Systems

●	Design and Construction

●	Installation, Startup and Training

●	Retrofits and Upgrades

●	Rentals and On-site Services

Overview: MWS

MWS has two functional product lines:

1.	Pump stations for conveying water from one location to another and

2.	Prepackaged wastewater treatment systems to treat grey water or blackwater.

Both product lines utilize SRTP pipe to replace the custom designed and custom constructed concrete and steel systems used worldwide. The SRTP pipe is usually seen next to highways before it is buried for drainage.

SRTP includes both a profile wall design for self-standing (modulus) strength, and steel reinforced high-density polyethylene plastic. The use of SRTP allows: standardization of design, off-site manufacturing, up to a 100-year service life, faster on-site installation, corrosion resistance, reduced weight and lower costs. As a result, MWS’s pump stations and prepackaged waste water treatment processing (WWTP) systems cost less to manufacture and install, and have up to 3x or more the service life of conventional materials of construction.

EveraMOD

The EveraMOD Prepackaged Pump Station product line is designed for public and private sectors. Those sectors include: towns, counties, cities, townships, state agencies, federal agencies, private individuals, commercial entities, industrial facilities, agriculture facilities to pump wastewater or clean water for purposes such as wastewater transfer, water conveyance, and irrigation.

In the simplest description a pump station consists of a wet well (SRTP pipe) buried vertically in the ground to collect the water pumped or drained from another source; a water pump in the wet well conveys the water to another location; level sensors control the pumps and valves.

The capacity of the EveraMOD pump station is determined by the capacity of the pumps in the wet well of the station, but typically process up to 1,500 gallons per minute. The wet well (SRTP pipe) can range up to 11 feet diameter and up to 50 feet long. The wet well depth is set to allow drainage into the well. MWS’s pump stations are typically customized per the customer’s requirements and will be completely assembled and tested in PWT’s facility.

EveraMOD includes a control box for power and controls. It is a standalone system. After factory testing, the pump station can then be loaded on a flatbed truck, transported to the site, dropped in a previously-prepared hole and water & power connected and buried.

Figure 1: The EveraMOD Prepackaged Pump Station

The capital and installation cost is typically 30% lower than standard concrete pump stations. However, the much more significant benefit is to the 100-year life and the resulting dramatic life cycle cost reduction.

Everus and EveraSKID

MWS’s prepackaged Everus™ and Everaskid™ Waste Water Treatment Systems are designed for any applications where the removal of organic material is required, such as: municipal wastewater, agriculture, food & beverage, potable water, irrigation and many industrial applications. The key to success is decentralization. Any location that is remote from an existing large municipal water treatment is an opportunity.

Everus Wastewater Treatment Systems are fabricated from structurally reinforced thermoplastic (SRTP) pipe as the horizontal vessel that houses the water treatment processes. Everus products are buried installations.

Figure 2: The Installation Process.

EveraSKID Wastewater Treatment Systems are fabricated using ISO shipping containers with heavy plastic inner liners as the horizontal vessel that houses the water treatment processes.

EveraSKIDs are above-ground installations. The choice is based on customer preference.

Figure 3: EveraSKID Wastewater Treatment Systems

Both the Everus and EveraSKID systems have capacities from 1,000 GPD up to 250,000 GPD. They are factory built & tested and designed for drop-in-place installations. They can be used in residential developments, small rural towns, institutions like schools, industrial parks, industries, animal farms, craft breweries, wineries, and many more.

Both Everus and EveraSKID utilize internal processes/technologies as required to meet the customer’s needs, such as:

●	Membrane Bioreactors (MBR)

●	Moving Bed Bioreactors (MBBR)

●	Cloth filter Effluent Polishing

●	Anaerobic Bioreactors & Biogas production

●	Metal and Ion precipitation & coagulation

●	FOG coalescing & removal

●	Aerobic Digestion

●	Sludge Thickening & Dewatering

The Everus and EveraSKID system can be supplied with the EveraCon Accessory Building, a separate building to house ancillary equipment such as: blowers, chemical injection pumps or sterilizers. It can also be used to house motor starters, power supplies and controls. It also is factory assembled and tested so it ready to drop in place as the customer site. A major benefit to the customer is the single point of purchase for EveraMod, Everus and EverCon. The Everabox is typically constructed from an ISO container with exterior stucco, interior insulation and even a gabled roof if desired.

Patents

On June 25, 2018, Daniel Early granted the Company a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents (“Early IP”). We may contract with distribution channels (equipment distributors, oil service companies, water treatment companies, system integrators and engineering companies) of our choice to act on our behalf for the purpose of selling and integrating the Early IP.

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers.

#	Description	Patent No.	Date Patent Issued	Expiration Date
1	Wastewater System & Method	US 8,372,274 B2 Applications: WIPO, Mexico	02/12/13	07/16/31
2	Steel Reinforced HDPE Rainwater Harvesting	US 8,561,633 B2	10/22/13	05/16/32
3	Wastewater Treatment System CIP	US 8,871,089 B2	10/28/14	05/07/32
4	Scum Removal System for Liquids	US 9,205,353 B2	12/08/15	02/19/34
5	Portable, Steel Reinforced HDPE Pump Station CIP	US 9,217,244 B2	12/22/15	10/20/31

With the rising need for local, point-of-use or point-of-discharge water treatment solutions, the Modular Water Systems licensed IP family is the core to a portable, integrated, transportable, plug-and-play system that, unlike other packaged solutions, can be manufactured in series, have a longer life and are more respectful of the environment.

The common feature of this IP family is the use of a construction material (Structurally Reinforced ThermoPlastics, SRTP), for the containers that is:

●	more durable: a 75 to 100-year life cycle as opposed to a few decades for metal, or 40 to 50 years maximum for concrete.

●	easier to manufacture: vessels manufacturing process can be automated.

●	recyclable and can be made out of biomaterials

In addition, patents US 8,372,274 and US 8,871,089 (1 and 3) relate to the use of vessels or containers made out of this material combined with a configuration of functional modules, or process, for general water treatment.

Other subsequent patents, while keeping the original claims and therefore making them stronger, focus on more targeted applications. These patents outline a given combination of modules engineered inside the vessel to address a specific water treatment challenge.

Pricing

As a general rule, pricing is based on doubling the total direct cost.

EveraMOD Prepackaged Wastewater Pump Station:

The EveraMOD system reflects the implementation of heavy double walled HDPE plastic to manufacture and deliver a highly robust and industry best municipal/industrial wastewater pump station. These stations are sold preferably as complete packages that would include SRTP (Structurally Reinforced ThermoPlastic) wet wells, valve vaults, pumps, and control panel. Typical EveraMOD pump station sizes and representative average retail pricing are noted as:

●	48-inch diameter SRTP prepackaged system ($35,000 per unit)

●	60-inch diameter SRTP prepackaged system ($42,500 per unit)

●	72-inch diameter SRTP prepackaged system ($75,000 per unit)

●	96-inch diameter SRTP prepackaged system ($100,000 per unit)

●	120-inch diameter SRTP prepackaged system ($125,000 per unit)

Everus & EveraSKID Wastewater Treatment Systems:

The Everus Wastewater Treatment System product line reflects the development and delivery of a series of standardized advanced treatment systems that utilize heavy plastic tankage, advanced biological treatment systems (MMT and MBR configurations), and the implementation of internet based remote monitoring and control systems. The Everus product line, at present, is geared for those Point of Use Customers who have smaller wastewater flows, which is typical of small commercial, clustered residential, and small municipal/public utility systems. Typical product offerings are as follows:

●	2,500 GPD MBR prepackaged WWTP system	MSRP: $45,000

●	5,000 GPD MBR prepackaged WWTP system	MSRP: $60,000

●	5,000 GPD Standard WWTP (96-inch ID x 20’ L SRTP vessel)	MSRP: $50,000

●	7,500 GPD Standard WWTP (96-inch ID x 30’ L SRTP vessel)	MSRP: $65,000

●	10,000 GPD standard WWTP (96-inch ID x 40’ L SRTP vessel)	MSRP: $85,000

●	20-foot containerized MBR WWTP	MSRP: $90,000

●	40-foot containerized MBR	MSRP: $200K +/-

●	45-foot containerized MBR	MSRP: $300K +/-

●	53-foot containerized MBR WWTP	MSRP: $350K +/-

●	15,000 GPD SRTP WWTP (buried heavy plastic)	MSRP: $150,000

●	17,500 GPD SRTP WWTP (buried heavy plastic)	MSRP: $175,000

●	20,000 GPD SRTP WWTP (buried heavy plastic)	MSRP: $200,000

●	25,000 GPD SRTP WWTP (buried heavy plastic)	MSRP: $250,000

●	40,000 GPD SRTP WWTP (buried heavy plastic)	MSRP: $350,000

EveraCRAFT Wastewater Treatment System:

The EveraCRAFT system was developed to service a specialized market in the Craft Beverage Industry where cost savings related to pretreatment and water reuse and reclamation are important decision factors. These systems can be skid mounted on open frame metal skids, or installed in fully upfitted ISO shipping containers. The following configurations are or will be available to the market in 2019:

●	1,000 GPD prepackaged WWTP system	MSRP: $70,000 +/-

●	2,500 GPD prepackaged WWTP system	MSRP: $100,000 +/-

●	5,000 GPD prepackaged WWTP system (vertical SRTP or 40’ container)	MSRP: $200,000 +/-

●	10,000 GPD prepackaged WWTP system (similar to 5,000 GPD)	MSRP: $300,000 +/-

EveraCon MWS Equipment Buildings:

MWS delivers standardized fully upfitted MWS equipment buildings as part of certain total solution packages. These systems come in 20-foot and 40-foot configurations that utilized standard ISO shipping containers (new or single-use) and receive permanently installed ancillary treatment equipment such as blowers, pumps, chemical systems, control systems, electrical systems, and office spaces. Typical product offerings are as follows:

●	20-foot Containerized WWTP Equipment Building	MSRP: $55,000

●	40-foot Containerized WWTP Equipment Building	MSRP: $75,000

Upgrades such as exterior architectural upfits, custom doors, windows, siding and roof options are available as standard cost upgrades to the equipment package.

Supplier Relationship

PWT has been purchasing equipment from its many suppliers for over twenty years, with potential long-term benefits from the relationships.

MWS is positioned to take advantage of PWT’s supplier relationships, but certain components are unique to MWS’s product line. In particular, SRTP pipe is unique, for which MW has four manufacturers. MWS’s preferred SRTP supplier happens to be 40 miles south of PWT’s facility.

OriginClear intends to bring certain functions, such as roto-molding, in-house.

CUSTOMERS AND MARKETS

●	“There is growing evidence that we may already have arrived at “peak water” globally – with the concept becoming an inevitability given the rate of extraction of certain water systems. By 2030, according to Water 2030, demand will overshoot water supply by 40%, and close to half of the world’s population will be living in water-stressed areas. Water looks set to be a scarcer commodity than oil.

●	“We believe that the global dynamics of water supply and demand mean that the water sector offers numerous growth opportunities for those with exposure to the value chain. By 2020, we estimate that the water industry could be worth well over US$1tn…” (Blue Revolution – global water primer, Bank of America/Merrill Lynch, 4 April 2014)”

●	“The size of the US domestic water and wastewater industry today is typically estimated at about $130 billion per year. (The Water Industry: A Closer Look at the Numbers, American Water Works Association, May 2011.)

Current water and wastewater treatment infrastructure faces a crisis. The prohibitive cost of repairing buried and ageing infrastructure and the need to decrease energy use and waste in the water industry offers an opportunity for a complete design rethink. New technologies, often utilizing membranes, can decentralize water and wastewater infrastructure while improving water reuse by treating to a high standard at a small scale close to the source of generation. Additionally, new automated analytics offer solutions for these more complex decentralized solutions. (Lux Research: The Future of Decentralized Water, June 28, 2016). PWT has designed and fabricated water treatment systems for over twenty years. Major markets include:

●	Potable Water for Small Communities

●	Recirculated and Makeup Boiler and Cooling Tower Water

●	Produced Water & Frac Flowback Water

●	Food and Beverage Feed and Effluent Waters

●	Mining Effluent

●	Ground Water Recovery

●	Agriculture Effluent

●	Environmental Water Treatment for Reuse

MWS focuses on municipal water conveyance and municipal waste water treatment, describing the water and wastewater treatment market as a pyramid with the major cities at the top, medium size cities stacked below them depending upon size and then the smaller towns, counties, cities, townships, state agencies, federal agencies, private individuals, commercial entities, industrial facilities, agriculture facilities at the base of the pyramid.

We believe there are more opportunities at the base of the pyramid, perhaps in the range of five figures in the USA alone. The base of the pyramid is the decentralized market opportunity now being pursued. Focusing on the base of the pyramid also avoids the very competitive, low-profit and slow-growing market in the big city municipalities.

The market for MWS-engineered products and infrastructure solutions related to water and wastewater is extremely large and represents a multi-billion dollar per year industry in the United States alone; this market significantly grows when Canada and Mexico are considered as part of an integrated North American industry segment. As civil infrastructure ages and fails and as the costs for new and replacement infrastructure increase year over year, we believe engineers and end-users will search for new ways and methods of deploying water and wastewater systems that are less expensive (CAPEX) to deliver and much less expensive to own and operate (OPEX) with the mission intent of substantially increasing the replacement intervals (Life Cycle) currently experienced by conventional materials of construction and conventional product delivery models.

SALES AND MARKETING

PWT’s sales strategy differs from MWS’s efforts. PWT sales are very dependent upon relationships with past end-use customers and certain manufacturers’ representatives who have relationships with their regional end use customers. On the other hand, MWS’s sales strategy is based on developing relationships with consulting engineers and general contractors as opposed to end-use customers.

As MWS sales strategies develop, PWT believes it will gain recognition with various consulting engineers and general contractors. PWT and MWS are currently developing a stronger national representatives network to take advantage of the relationship the sales representatives have gained with engineers, contractors and end use customers.

Both PWT and MWS have substantial experience in the water & wastewater market and as well as: conventional technologies and their limitations, new technologies, the size and demand of the market and how products are specified and implemented. They also have a strong customer focus throughout the organization to discover and diagnose the customer needs, design and deliver comprehensive solutions.

We believe the keys to capitalizing on the market are visibility, relationships, market understanding, and direct access to the opportunities. Strong marketing programs are also essential, and include: websites with solutions & credibility, sales support tools like literature & webinars and trade show presence.

Water industry projects move slowly. Most product lines for each of PWT and MWS are considered “pipeline” products, and have a gestational period of 6 months to 3 years. We believe the best strategy to increase the pipeline of opportunities is to have more sales reps with relationships with engineers, contractors and end users.

In Q1 of 2019, the Company carried out an aggressive program of developing a national network of trained sales representatives which it intends to complete in April, 2019.

Competition

PWT shares the market with a large number of suppliers which also provide system integration using multiple technologies. These include California’s PureAqua, Florida’s Harn RO, and Illinois’ Membrane Specialists. We believe PWT’s market share differs from those competitors in areas such as regional focus, customer loyalty, market focus, limited sales representation and other. For instance, 80%+ of PureAqua’s business in the Middle East, Harn RO focuses on drinking water systems for medium to large cities in the SE, Membrane Specialist focuses on tubular membranes and many more examples.

The company is not aware of any direct competitors to MWS that are building complete water, wastewater treatment systems, and pump stations utilizing SRTP type materials. There are several manufacturers which build metal prepackaged systems; however these companies do not offer the range of treatment processes available through MWS. The major indirect competition continues to be custom designed and on-site constructed concrete & steel systems. Some fiberglass is used but is very difficult to detail, is brittle and again, has a limited life compared to SRTP systems.

While manufacturers of SRTP pipe could be competitors, none of MWS’s suppliers, other than Contech, for a short period of time, has or intends to sell comparable systems to MWS’s. Their focus is simply to sell miles of pipe.

In early April 2019, an SRTP manufacturer approached MWS with the intention of referring product inquiries for the systems MWS builds from its pipe material. The company intends to continue such synergies.

Growth Opportunities

National Sales Rep Network

In the first quarter of 2019, the Company worked to help PWT and MWS identify seasoned sales representatives across the country through recommendations from those with deep industry knowledge. Those particular representatives were contacted and meetings set to discuss the mutual opportunity. On February 5, 2019, the Company reported on initial positive results.

By the end of April 2019, we believe that twelve additional organizations will have signed agreements, building on the eight that PWT and MWS had in place at the beginning of 2019, for an aggregate total of seventy sales representatives. Training has already begun and new potential projects are already being presented to PWT and MWS. The challenge will be to respond to all of these new projects.

Additional sales managers, engineers and project managers will be needed for both PWT and MWS with additional production facilities necessary for PWT. The process of hiring additional personnel and obtaining additional facilities is underway.

Domestic versus International

The market opportunity for each of PWT and MWS is not limited to the United States. The US compared to the rest of the world, only represents 5% of the world’s population. In addition, a great deal of that population resides in undeveloped regions or regions with poor treatment systems. Implementing MWS’s and PWT’s decentralized technology throughout the world with joint ventures is a planned strategy that is expected to have a significant effect on revenue growth.

Standardization

MWS, in particular is developing standardized designs and commoditized product engineering (by eliminating the custom consulting engineering work, you drive down overall project costs), the goal being to design a single product once and use said design as a blueprint for future products. Continue driving the standardization and completion of each product’s engineer technical package---use computer design algorithms and standard design approaches so that engineering costs may potentially decrease to less than 1% for each unit sold, with a long-term goal of less than 0.1%.

Sharing Technology & Projects

PWT’s systems remove suspended solids, oils, metals, and dissolved chemicals & salts. MWS’s focus is on the removal of organic contaminants. It is not uncommon for a waste stream of water to be contaminated with both inorganics and organics, for example, many current animal farms with large amounts of waste effluent that currently is pumped to lagoons that are no longer meeting environmental standards. In the alternative, the water can be treated in-line with MWS products to remove the organics, then PWT’s systems used to remove dissolved inorganics to create water suitable for irrigation or drinking water for the animals. In addition, OriginClear’s own proprietary technologies have been shown to successfully treat problems such as animal farm effluents.

By combining these technologies, including OriginClear’s proprietary technology as it matures, the offering to their customers becomes stronger and more effective. And both companies benefit from a new opportunity.

More Specific Opportunities for PWT

We are interested in exploring the following opportunities, but we have no timeline for their implementation:

●	Build and promote a fleet of rental treatment systems mounted on trailers or containers. It is very common for a rental to be purchased outright. As a result, PWT’s rental fleet must be continuously replenished.

●	Develop a standard digital product line through 3-D CAD programs and market it as virtual inventory, with components on hand and engineering already done.

●	Expand production capabilities with new equipment that would lower the labor cost of production. For instance, acquire tooling that would minimize the hand tool labor.

●	Develop more services business such as membrane cleaning or resin regeneration.

More Specific Opportunities for MWS

MWS has developed a grey/black water treatment system for forward operating basis called Expeditionary Wastewater Recycling Systems (EWRS): Patent pending, US Army Human Health Command approved, fully automated, certified wastewater recycling solution which can be sold to all DOD divisions, FEMA and NGOs. The intended MSRP is approximately $350,000. This product is currently also private labeled by channel partner, Aspen Water Inc.

Another new product still being incubated is building manholes utilizing SRTP versus the current precast concrete approach.

ORGANIZATION

MWS operates as a business unit of PWT. MWS currently functions as a virtual decentralized corporate entity. It has physical locations in Los Angeles, CA, McKinney, TX, and New Castle, VA. The McKinney, TX location is where MWS shares manufacturing facilities with its organizational parent, PWT.

OriginClear supports both MWS and PWT with various administrative, accounting and marketing functions from the company’s headquarters in Los Angeles, CA.

Staff Overview

The key managers of PWT and MWS are:

●	Marc Stevens – President, PWT

●	Mike Jenkins - VP Sales, PWT

●	Dan Early – President, MWS

●	Tom Marchesello – VP, MWS

●	Robb Litos - Sales Engineer, MWS

FACILITIES AND EQUIPMENT

Manufacturing

PWT currently leases its facility. The facility is located at 2535 E. University Drive, McKinney, Texas 75069. There are five buildings totaling 12,400 square feet on the 1.7 acres of land. There is additional expansion space for several more assembly buildings when and if needed.

PWT’s in-house engineers and designers utilize modern 3-D CAD programs to design all of the systems sold by PWT. They also design, program and build all of the control systems and the Internet-connected Process Logic Control (PLC) video screen interfaces.

PWT in-house craftsmen complete the metal and plastic machining, welding and assembly of PWT’s and MWS’s systems.

MWS engineering resources are provided both internally and externally. Daniel Early leads the engineering program and relies on support from pre-sales engineer, Robb Litos, and PWT to assist with Manufacturing Engineering. MWS subcontracts engineering support to PWT, which employs its own established and experienced engineering team. MWS also subcontracts 2D and 3D engineering design work to outside vendors to assist in the development of standardized drawings and proposals.

MWS’s specialized manufacturing is outsourced at present. PWT in McKinney, TX provides substantial critical manufacturing support to MWS; this support takes the form of various sub assembly fabrication (membrane modules, equipment skids, MWS equipment buildings, etc). PWT is the sole source provider for MWS’s integrated control panels. In addition to PWT, heavy plastic and or custom plastic manufacturing is provided by a fabricctor in Roanoke, Virginia and another in Ontario, Canada. Additional sub-contract manufacturing is available through fabricators in Hopkins, MO, Corsicana, TX, and Vernon Hills, IL.

The Company plans to transition the plastic fabrication of MWS’s pump stations and wastewater treatment systems to PWT from subcontractors. There is no timeline for this, as it will require an additional 2,400 to 3,000 square foot building for assembly, engineers and project managers.

The components such as pumps, membranes and instruments will be acquired either through PWT’s or MWS’s normal vendors. The large diameter SRTP pipe will be acquired from the fabricator located about 40 miles south of Dallas.

The building blocks of all systems are metal reinforced or structural profile wall reinforced thermoplastics pipe (SRTP) available from one of over a half dozen pipe suppliers. Being pipes they are manufactured to be sold into high volume applications and are very economical for MWS’s high value applications. MWS purchases these plastic cylinders up to 11’ in diameter and are utilized as the vessel or housing part of the water treatment systems.

Plans are in place to purchase more efficient fabrication and assembly equipment to expedite the fabrication time and improve the quality. Some of that equipment includes: CNC waterjet, large diameter core drills, fusion welders and roto molders.

PWT (including MWS, starts 2018) historical financials:

	2014	2015	2016	2017	2018

Sales	$6,075,108	$4,831,788	$4,794,637	$3,216,182	$4,386,322
Cost of Goods Sold	4,533,158	4,098,161	3,576,336	2,672,272	3,414,439
Gross Profit	1,541,950	733,626	1,218,301	543,911	971,883
Total Operating Expenses	723,312	823,942	782,038	750,403	700,136
Profit (Loss) from Operations	818,638	(90,315)	436,263	(206,493)	271,747
Total Other Income (Expense)	(4,891)	26,329	(592)	(7,052)	(10,312)
Net Income (Loss)	$813,747	$(63,986)	$435,672	$(213,545)	$261,435

Technology Licensing Division

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

In the first Quarter of 2019, working with select licensees, we began to develop direct offerings of our two main applications for the technology to date: oil and gas and manure effluent treatment. This was additional to the direct offerings by OriginClear (Hong Kong), primarily for ammonia removal. Going forward, we intend to develop our direct offerings line to maximize penetration of the technology into markets.

In 2018, OriginClear accomplished the following milestones in the Technology division:

On March 2, 2018, the Company announced that its licensee in Spain, Depuporc S.L., had signed a commercial contract to supply complete mobile treatment systems to pig farm operators. The units are designed for a daily capacity of 120m3, or 31,700 gallons per day.

On March 22, 2018, the Company announced that the company had delivered and commissioned its first commercial system in China. OriginClear’s system effectively removes levels of ammonia which are both high and variable, from a continuous flow of wastewater generated by a chrome-plating process. The unit delivered is an Advanced Oxidation (AOx) system model AO30, with maximum processing capacity of 30 m3 (or 8,100 gallons) per day.

On June 12, 2018, the Company announced that it had entered into a licensing agreement with Water Technologies International, Inc. of Port St. Lucie, FL. The licensing agreement gave Water Technologies access to OriginClear’s patented electrochemical treatment process, Electro Water Separation with Advanced Oxidation™ (EWS:AOx™), and support to enter the oil and gas and other markets. The Technical Assistance Program fee, another part of OriginClear’s licensing agreement, was paid to OCLN in WTII preferred shares. The license also calls for standard royalty payments to OriginClear.

WaterChain, Inc.

WaterChain, Inc. was incorporated in December, 2017 and is today a research and development project of the company.

Looking Ahead

In 2019, OriginClear hopes to achieve the following:

●	Continued growth of PWT’s revenues and gross profits, including subcontracting revenues from the new unit, MWS.

●	MWS’s continued rollout of a significant pipeline of water projects, including those which were brought by Dan Early as well as those generated by current prospecting efforts including the new expanded Manufacturer’s Rep network.

●	One or more acquisitions of a profitable water treatment service provider.

●	OriginClear Technologies:

o	Development with our best partners of direct offerings in key areas of oil and gas and manure effluent cleanup.

o	A major initiative in Latin America with a currently proposed Joint Venture.

There cannot be any assurance what we will be able to achieve any of the above-referenced objectives for reasons including, but not limited to, our limited capital resources.

Our Strategy

We currently operate three synergistic lines of business:

1.	The OriginClear Group, which acquires businesses.

2.	OriginClear Technologies, our licensing arm.

3.	The WaterChain incubation.

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

Algae for Soil Enrichment

In 2015, OriginClear began developing the use of algae for soil enrichment with partner AlgEternal Technologies, a vertically-integrated producer of non-fuel high value products from microalgae.

On April 26, 2018 the Company finalized a formal licensing agreement with AlgEternal, capping five years of continuous operation of OriginClear’s first-generation Smart Algae Harvester™ at AlgEternal’s LaGrange, Texas headquarters. Following exhaustive testing, AlgEternal first selected OriginClear’s EWS technology in 2013. In 2015, AlgEternal found that by using OriginClear’s technology to harvest pure algae, conventional fertilizer costs could be reduced by up to 40 percent.

In February 2018, a Texas A&M team studied the effectiveness of Agtivate™ in rice production, showing that yields could be increased by 500 to 900 lbs per acre, while reducing standard nitrogen up to 75%, when using Agtivate. These test results demonstrated that OriginClear’s line of Smart Algae Harvesters is highly efficient, effectively controls bacteria in the algal paste product to facilitate a long shelf life, and, uniquely, ensures the algae cells are alive after harvesting.

In 2016, the FREEWATERBOX® developed by OriginClear joint venture Ennesys completed a field pilot in Dubai. It is based on the use of micro-algae for the removal or biotransformation of pollutants, including nutrients and xenobiotics from wastewater and CO2 from waste air, while producing a soil conditioner for the enhancement and protection of agricultural crops. Ennesys is still working to achieve a commercial rollout based on this pilot.

2.	The Oil and Gas Industry

The oil and gas industry is one of the most water-intensive industries in the world. It is both a large consumer of fresh water and producer of contaminated water, which is also a potential asset for drought-affected regions. Water is produced and used in large quantities in oil and gas operations. In the United States, an average of 7 barrels of contaminated water is generated for each 1 barrel of oil produced. Greentech Media reports that energy companies pay between $3 to $12 to dispose of each barrel of produced water. We believe OriginClear’s Electro Water Separation™ technology is ideally suited to help clean up the large quantities of water used in oil and gas operations. A 2009 report on modern shale gas by the Groundwater Protection Council, “Modern Shale Gas Development in the United States: A Primer,” stated that “the amount of water needed to drill and fracture a horizontal shale gas well generally ranges from about 2 million to 4 million gallons, depending on the basin and formation characteristics.” While fracking technology promises to unleash an abundant supply of inexpensive natural gas to power the modern world, water is quickly becoming a serious limiting factor. Additionally, the water returns as “frack flowback” laced with petroleum and contaminants that require rapid and efficient removal for disposal and recycling.

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

The Waste Water Treatment Industry

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

Intellectual Property

OriginClear’s Intellectual Property (“IP”) portfolio has been in continuous development since 2008. Early patents focused on algae harvesting. Beginning in 2015, the company applied this knowledge to water treatment and began development of EWS.

In 2018, OriginClear reorganized its Intellectual Property portfolio to focus exclusively on its electrochemical water treatment solution, Electro Water Separation with Advanced Oxidation™.

As a result, we currently manage an international portfolio of our trade secrets, and four granted or pending patents, as well as five US patents we have licensed exclusively for the world, making a total of nine. Patents have been granted in Japan and China, and patents are pending in the US, Malaysia, China, and China (Hong Kong). A Patent Cooperation Treaty filing for internationalization is also under way for one of our latest developments, the “Advanced Oxidation Water Treatment Module”.

Further, the company is in the process of converting into a utility patent, a provisional application filed with the USPTO in August 2018, to protect the AOxPlus technology, titled “Electrochemical System and Method for Peroxide Production in Water Treatment”.

The company continues to further improve and expand its technology’s scope, efficiency and reliability. We plan to file new patents in the US and internationally as needed. In addition, we have chosen to protect certain intellectual property with trade secrets rather than patents.

In addition, we have begun joint development projects for specific field applications of EWS/AOx. We are discussing two such applications with licensees, respectively in India and in the United States.

Status of patents and applications

We have filed the following patent and trademark applications:

Trademarks:

●	On April 2, 2015, we filed a trademark application with the USPTO to protect the intellectual property rights for our wordmark “OriginClear”. On August 16, 2016 the wordmark was registered with Registration Number 5023444. The registration is current.

●	On April 8, 2015, we filed a trademark application with the USPTO to protect the intellectual property rights for our current company logo “OriginClear” with the stylized “O”. On August 16, 2016 the mark was registered with Registration Number 5027992. The registration is current.

Patents:

●	On March 10, 2016, we filed a patent application to protect our intellectual property rights for “Producing Algae Biomass and Decontaminating Wastewater Utilizing a Series of Reactor Tubes with Mixed Metal Oxide Electrodes”. The inventors listed on the patent application are Nicholas Eckelberry and Jose Luis Sanchez Pina. We are listed as the assignee. The application is current with the patent offices of China (Hong Kong) (HK1214837A1), Japan (JP2016517798A) and WIPO (WO2014172573A9).

●	On May 13, 2016, the Japanese Patent Office granted patent No. JP5931220B2 titled “Systems and Methods for Harvesting and Dewatering Algae”. This application was nationalized from PCT application WO/2013/116357. The patent is current.

●	On 18 January, 2017, the Chinese Patent Office granted patent No. CN104203840B titled “Systems and Methods for Harvesting and Dewatering Algae”. This application was nationalized from PCT application WO/2013/116357. The patent is current.

●	On September 5, 2017, we filed a provisional patent application with the USPTO to protect our intellectual property rights for “Advanced Oxidation Water Treatment Modules”. The inventor listed on the patent application is Jean-Louis Kindler. We are listed as the assignee. The application is current.

●	On August 7, 2018, we filed a provisional patent application with the USPTO to protect our intellectual property rights for “Electrochemical Systems and Methods for Peroxide Production in Water Treatment”. The inventors listed on the patent application are James Michael Barazesh and Ayush Tripathi. We are listed as the assignee. The application is current.

Licensed Patents:

On June 25, 2018, Daniel Early granted us a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents (“Early IP”). We may contract with distribution channels (equipment distributors, oil service companies, water treatment companies, system integrators and engineering companies) of our choice to act on our behalf for the purpose of selling and integrating the Early IP.

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers.

#	Description	Patent No.	Date Patent Issued	Expiration Date
1	Wastewater System & Method	US 8,372,274 B2 Applications: WIPO, Mexico	02/12/13	07/16/31
2	Steel Reinforced HDPE Rainwater Harvesting	US 8,561,633 B2	10/22/13	05/16/32
3	Wastewater Treatment System CIP	US 8,871,089 B2	10/28/14	05/07/32
4	Scum Removal System for Liquids	US 9,205,353 B2	12/08/15	02/19/34
5	Portable, Steel Reinforced HDPE Pump Station CIP	US 9,217,244 B2	12/22/15	10/20/31

Abandonments and Transfers

Abandonment generally occurs when the Company believes it has better intellectual property in other applications, or when we have chosen to protect the IP with trade secrets instead of patents. None of the following abandoned or transferred patents are required for our business or products and we are focusing our efforts on the patent applications listed above, or building on our trade secrets.

On November 11, 2011, we filed a trademark application with the USPTO to protect the intellectual property rights for our prior company logo “O”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,801. The logo is obsolete.

On November 11, 2011, we filed a trademark application with the USPTO to protect the intellectual property rights for our prior company mark “OriginOil”. On February 11, 2013 the trademark was issued with Certificate Number 4,284,800. The mark is obsolete.

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

In 2013, we transferred the rights to “Bio Energy Reactor” (Application # US 2011-0308962 A1), “Algae Growth System for Oil Production” (Application # US8993314B2, issued to patent 8,993,314) and “Apparatus and Method for Optimizing Photosynthetic Growth in a Photo Bioreactor” (Application # US20090291485) to our partner Ennesys in France in return for equity. We reported the transfer on October 22, 2013 (http://bit.ly/ennesyspatents).

In 2015, we abandoned the pursuit of Australian patent application only, for “Systems and Methods for Harvesting and Dewatering Algae”.

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

In 2018, we abandoned the pursuit of the utility patent application related to “Removing Ammonia from Water” and abandoned the US patent “Systems and Methods for Extracting Non-Polar Lipids from an Aqueous Algae Slurry and Lipids Produced Therefrom”.

In 2019, we abandoned the pursuit of patent and PCT applications with the EPO and USPTO related to “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”, “System for removal of suspended solids and disinfection of water”, “Method for Treating Wastewater”, “Producing Algae Biomass Having Reduced Concentration of Contaminants”, “Systems and methods for reduction of total organic compounds in wastewater” and “Advanced Oxidation Water Treatment Modules”, in favor of trade secrets.

Research and Development

During the years ended December 31, 2018 and 2017, we invested $290,542 and $197,119, respectively, on research and development of our technologies. Research and development costs include activities related to development and innovations in the core EWS technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

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

Employees

As of March 31, 2019, we had 23 full-time employees. We have not experienced any work stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have not been profitable.

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

There can be no assurance we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

We currently have limited product revenues, and may not succeed in commercializing any products which will generate product or licensing revenues. Until recently, our primary activity has been research and development. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2018 and 2017, we had working capital (deficit) of $(12,888,290) and $(7,194,220), respectively, and shareholders’ (deficit) of $(16,624,530) and $(9,831,696), respectively. For the years ended December 31, 2018 and 2017, we incurred net losses of $(11,346,569) and $(5,231,805). As of December 31, 2018, we had an aggregate accumulated deficit of $79,807,981. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2018 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of March 31, 2019, we have convertible notes with outstanding principal and accrued but unpaid interest of approximately $4,559,100. All such debt is payable within the following twelve to thirty six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

As of December 31, 2018, all shares of Series C Preferred Stock are held by our chief executive officer, T. Riggs Eckelberry. This means that our chief executive officer is the holder of 51% of the total vote on all shareholder matters of the Company presented for a shareholder vote. This may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult which could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

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

Outside of these patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

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

Patents are a key element of our intellectual property strategy. We have over thirty currently pending patent applications in the United States and abroad but, to date, other than the five issued patents, no patents have been issued for these other applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

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

We have issued common stock, convertible securities (such as convertible debentures and notes) and warrants in order to raise money, some of which have anti-dilution and other similar protections. Approximately 10 billion shares of our common stock could be issued upon conversion of outstanding debentures and approximately 17 million shares of our common stock are issuable upon the exercise of outstanding warrants. We have also issued incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional shares of common stock to certain of our stockholders.

There is a limited public market for our securities.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. These factors may have an adverse impact on the trading and price of our common stock. And our common stock may be less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

The price of our common stock is volatile, which may cause investment losses for our stockholders.

The market for our common stock is highly volatile, having ranged during the fiscal year ended December 31, 2018 from a low of $0.0011 to a high of $0.05. The trading price of our common stock on the OTC Market Pink is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

Our stock is subject to the penny stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Securities and Exchange Commission (“SEC”). Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

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

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties partly due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS.

PowerUp Settlement Agreement

As previously disclosed, on June 7, 2018, the Company executed a convertible promissory note (the “June PowerUp Note”) in the amount of $43,000 in favor of PowerUp Lending Group Ltd. (“PowerUP”) and a second convertible promissory note dated August 28, 2018 in the amount of $38,000 in favor of PowerUp (the “August PowerUp Note,” and together with the June PowerUp Note, the “PowerUp Notes”). On November 19, 2018, the Company received notice from PowerUp that the Company was in default under the PowerUp Notes due to a failure to timely file the Company’s Form 10-Q for the period ended September 30, 2018, resulting in an acceleration of amounts due under the PowerUp Notes. PowerUp commenced an action against the Company and certain of its officers in the Supreme Court of New York, County of Nassau (the “Action”). By Order dated December 1, 2018, the court in the Action, among other things, directed the Company and its transfer agent to establish a share reserve for PowerUp’s benefit in the amount of 633,934,425 shares of common stock. On January 30, 2019, the Company entered into a settlement agreement with PowerUp, pursuant to which, in full and final settlement of all claims asserted by PowerUp against the Company related to the PowerUp Notes, PowerUp elected to convert the PowerUp Notes, and upon the conversion of the PowerUp Notes (which the parties agreed to an aggregate outstanding balance of $127,403), the Company issued to PowerUp shares of the Company’s common stock at the conversion price of 61% of the Market Price (a 39% discount to Market Price) as defined in the PowerUp Notes). As of March 7, 2019, all outstanding PowerUp Notes, have been fully converted and all remaining share reserves for PowerUp have been cancelled.

Auctus Settlement Agreement

As previously disclosed, on April 2, 2018, the Company entered into a securities purchase agreement (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”) and in connection with the Auctus SPA issued a convertible promissory note to Auctus in the principal amount of $150,000 (the “Auctus Note” and with the Auctus SPA, the “First Auctus Documents”). On May 31, 2018, the Company entered into a second securities purchase agreement with Auctus (the “Second Auctus SPA”) and in connection with the Second Auctus SPA issued a convertible promissory note in the principal amount of $150,000 to Auctus (the “Second Auctus Note” and with the Second Auctus SPA, the “Second Auctus Documents” and, with the First Auctus Documents, the “Auctus Transaction Documents”). Auctus alleged that the Company failed to allow Auctus to convert all or portions of the outstanding balance represented by the Auctus Note and the Second Auctus Note (together, the “Auctus Notes”) into shares of common stock of the Company, causing various events of default (“Auctus Events of Default”) by the Company under the Auctus SPA and the Second Auctus SPA (together, the “Auctus Purchase Agreements”). On February 12, 2019, Auctus filed an action in the United States District Court for the District of Massachusetts, styled as Auctus Fund, LLC v. OriginClear, Inc., No. 1:19-CV-10273-FDS (D. Mass.)(Saylor, J.) (hereinafter the “Auctus Litigation”), alleged, inter alia, breaches of the Auctus Purchase Agreements and the Auctus Notes. On March 13, 2019, the Company entered into a settlement agreement with Auctus, pursuant to which, in full and final settlement of all claims asserted by Auctus against the Company in connection with the Auctus Litigation (the “Auctus Settlement Agreement”) for the outstanding balance due and payable under the Auctus Notes, such amount being $570,000 (the “Auctus Settlement Value”). Pursuant to the terms and subject to the conditions in the Auctus Settlement Agreement, the Company agreed to authorize and reserve a number of shares of the Company’s common stock pursuant to the reserve requirements of the Auctus Notes, as follows: an initial amount of 1,753,846,154 (a multiple of two times the anticipated conversion of the Auctus Settlement Value), which shall be increased within thirty calendar days to 5,261,538,462 shares (a multiple of six times the anticipated conversion of the Auctus Settlement Value) (the “Auctus Settlement Shares”) of the common stock of the Company for issuance upon conversion by the Investor of the amounts owed under the Auctus Notes, in accordance with the terms of the Auctus Notes, including but not limited to the beneficial ownership limitations contained in the Auctus Notes, as contemporaneously with the Auctus Settlement Agreement. Such irrevocable authorization and reservation for the initial amount by the Company shall occur no later than one (1) business day, and for the increase no later than thirty calendar days, after the effective date of the Auctus Settlement Agreement. In addition to the foregoing, upon the sale by Auctus of the Auctus Settlement Shares as delivered to Auctus by the Company resulting in total net proceeds less than the Auctus Settlement Value, Auctus is entitled to additional Auctus Settlement Shares of the Company’s common stock, if, after Auctus has sold all Auctus Settlement Shares, Auctus delivers a written notice to the Company certifying that Auctus is entitled to receive additional shares of the Company’s common stock (the “Make-Whole Shares”), the number of Make-Whole Shares being equal to the greater of (i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by Auctus after the delivery of the Auctus Settlement Shares, minus (y) the aggregate net consideration received by Auctus from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the Make-Whole Shares.

Debt Settlements

On or about October 23, 2018, the Company ceased making required factoring debt payments, and as a result defaulted on certain factored debt in the aggregate original purchase amount of $1,749,970, of which $650,646 remained outstanding as of such date owed to seven lenders. Certain of the lenders obtained judgments against the Company in the Supreme Court of the State of New York. The Company entered into renegotiation of the outstanding debt through a debt consolidator. The Company has settled and entered into monthly payment plans with four of the lenders and is currently in negotiations with the other three lenders for orderly repayment of all of the debt.

In General

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

Our common stock is quoted on the OTC Markets Pink Open Market under the symbol “OCLN”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2018
	High	Low
First Quarter	$0.05	0.01
Second Quarter	$0.05	0.03
Third Quarter	$0.03	0.002
Fourth Quarter	$0.005	0.001

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of March 31, 2019, we had approximately 473 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2018 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Section 4(a)(2) Securities Issuances

Private Placement

On April 3, 2019, the “Company filed a certificate of designation (the “Series I COD”) of Series I Preferred Stock (the “Series I”) and a certificate of designation (the “Series J COD”) of Series J Preferred Stock (the “Series J”).

Pursuant to the Series I COD, the Company designated 4,000 shares of preferred stock as Series I. The Series I will have a stated value of $1,000 per share, and will be entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series I will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of.

Pursuant to the Series J COD, the Company designated 100,000 shares of preferred stock as Series J. The Series J will have a stated value of $1,000 per share, and will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J will be convertible into validly-issued, fully paid and non-assessable shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed Series F Preferred Stock and Series G Preferred Stock.

Between April 3, 2019 and April 24, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 345 shares of the Company’s Series I preferred stock for an aggregate purchase price of $345,000. And in connection with the Series I Designation and Series J Designation, the Company issued an aggregate of 172.5 shares of its Series J preferred stock to certain holders of its Series I and Series J Preferred Stock.

Board Actions

On April 23, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company from 8,000,000,000 to 16,000,000,000.

Consultant Issuances

Between March 29, 2019 and April 17, 2019, the Company issued to consultants including one employee an aggregate of 57,477,159 shares of the Company’s common stock in lieu of cash considerations.

Conversion of Notes

On April 23, 2018, holders of convertible promissory notes converted an aggregate principal and interest amount of $29,745 into an aggregate of 74,361,644 shares of the Company’s common stock.

Restricted Stock Agreements

On April 19, 2019, the Company entered into Restricted Stock Grant Agreements (the “April RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, three members of the Board and five consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the April RSGAs are performance based shares and none have yet vested nor have any been issued. The April RSGAs provide for the issuance of up to an aggregate of 90,000,000 shares of the Company’s common stock as follows: 30,000,000 to the CEO, 5,000,000 to each of the other three members of the Board and an aggregate of 45,000,000 to five consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 45,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 45,000,000 shares of its common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview of Business

Our mission is to provide expertise, technology, and capital to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	We are building a network of customer-facing water service companies to expand our global market presence and our technical expertise.

3.	We develop new business models, such as our WaterChain™ concept to fund next-generation water recycling systems that can propel the world’s water supply forward into a cleaner future. This project is currently in a research and development phase.

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

On July 19, 2018, the Company announced the launch of its Modular Water Treatment (MWS) Division, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the new division and along with the intellectual property which the Company licensed exclusively worldwide for three years, brought a following of prospective customers. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant. Beginning with its first installation, PWT built MWS components. The two units are now in the process of integrating their operations fully, so they can benefit synergistically from each other’s technology and market opportunities building greater sales and profits. In addition, by integrating MWS’s engineering and manufacturing into the PWT facility, significant efficiencies and savings can occur.

On June 12, 2018, the Company announced that it had purchased an equity stake in Port St. Lucie, FL based Water Technologies International, Inc. (OTC: WTII) (“Water Technologies”), and lent Water Technologies additional funds, allowing Water Technologies to finalize its acquisition of West Palm Beach-based WaterZone, Inc. (“WaterZone”), which has specialized, for over 30 years, in complete system design, installations and maintenance for commercial, industrial and residential customers through Florida.

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

In the first Quarter of 2019, working with select licensees, we began to develop direct offerings of our two main applications for the technology to date: oil and gas and manure effluent treatment. This was additional to the direct offerings by OriginClear (Hong Kong), primarily for ammonia removal. Going forward, we intend to develop our direct offerings line to maximize penetration of the technology into markets.

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

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2018, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$4,637,698	$3,355,632
Cost Of Goods Sold	3,484,018	2,705,771
Operating Expenses, Depreciation and Amortization	5,216,031	5,943,915

Loss from Operations before Other Income/(Expense)	(4,062,351)	(5,294,054)

Other Income/(Expense)	(7,284,218)	62,249

Net Loss	$(11,346,569)	$(5,231,805)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2018 and 2017 was $4,637,698 and $3,355,632, respectively. Cost of sales for the year ended December 31, 2018 and 2017, was $3,484,018 and $2,705,771, respectively.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2018 and 2017, were $1,823,188 and $2,503,833, respectively, which included full year activity from PWT and OriginClear Technologies (Hong Kong) and partial year from Modular Water Systems subsidiaries.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2018 and 2017, were $3,045,780 and $2,508,264, respectively, which included full year activity from PWT and OriginClear Technologies (Hong Kong) and partial year from Modular Water Systems subsidiaries.

Research and Development Cost

Research and development (“R&D”) costs for the years ended December 31, 2018 and 2017, were $290,542, and $197,119 for the year ended December 31, 2017. R&D costs consisted of material supplies and testing for EWS appliances.

Other Income and Expenses

Other income and (expenses) increased by $(7,346,467) to $(7,284,218) for the year ended December 31, 2018, compared to $62,249 for the year ended December 31, 2017. The increase was the result of an increase in interest expense of $918,813, which includes non-cash amortization of debt discount of $243,757, increase in non-cash accounts associated with the fair value of the derivatives in the amount of $6,485,594, increase in loss on conversion of debt in the amount of $960,303, increase in loss on settlement of payables in the amount of $35,776, increase in loss on sale of asset in the amount of $406, increase in realized gain on investment in the amount of $39,538, increase in unrealized loss on investment securities in the amount of $7,200, with offset by an increase in other income of $34,156 and an decrease in commitment fees of $1,067,007.

Net Loss

Our net loss increased by $6,114,764 to $11,346,569 for the year ended December 31, 2018, compared to net loss of $5,231,805 for the year ended December 31, 2017. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2018, we incurred a net loss of $11,346,569 and cash used in operations of $3,452,427. As of December 31, 2018, we had a working capital deficiency of $12,888,290 and a shareholders’ deficit of $16,624,530. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the year ended December 31, 2018, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and has also obtained funding from new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2018 and December 31, 2017, we had cash of $609,144 and $439,822, respectively and working capital deficit of $12,888,290 and $7,194,220, respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, loans payable, convertible notes, accrued expenses, accounts payable and dividends payable, with a decrease in contracts receivable, work in progress, prepaid expenses and deferred income.

During the year ended December 31, 2018, we raised an aggregate of $825,500 in an offering of unsecured convertible notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(3,452,427) for the year ended December 31, 2018, compared to $(1,767,627) for the year ended December 31, 2017. The increase of $1,684,800 in cash used in operating activities was due primarily due to the increase in professional fees and marketing expense. Currently operating costs exceed revenue because sales are not yet significant.

Net cash flows (used in) investing activities for the year ended December 31, 2018 and 2017 were $(195,109) and $(41,270), respectively. The net increase in cash provided in investing activities was mostly due to the purchase of securities and convertible note receivable.

Net cash flows provided by financing activities was $3,816,858 for the year ended December 31, 2018, as compared to $1,895,440 for the prior year ended December 31, 2017. The increase in cash provided by financing activities was due to an increase in loans payable and debt financing through convertible promissory notes.

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

Not required for smaller reporting companies.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the year ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. To address the significant deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	67	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Anthony Fidaleo	60	Director

Jean-Louis Kindler	56	Chief Commercial Officer and Director

Byron Elton	64	Director

T. Riggs Eckelberry - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Mr. Eckelberry has served as our Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer since our inception in June 2007. As co-founder, Mr. Eckelberry brings his veteran technology management skills to the Blue Technology sector. As President and COO of CyberDefender Corporation from 2005 to 2006, he was instrumental in building the company and its innovative product line, helping to achieve initial funding and a NASDAQ IPO. From 2001 to mid-2005, he helped launch and turn around technology companies as founder and President of TechTransform, a technology consulting firm. In 2004, he was a key member of the team that commercialized YellowPages.com, resulting in its sale for $100 million to SBC/BellSouth. In 2003, he helped make Panda Software a key player in the US market as the General Manager of its US unit. During the high-tech boom of the 1990s, he was responsible for the global brand success of the software product, CleanSweep; as Chief Operating Officer of MicroHouse Technologies, he helped to achieve a successful sale of the company to Earthweb; and he was a key member of the team that sale of venture-backed TriVida to what is now a division of ValueClick: (VCLK). During Mr. Eckelberry’s early career in the non-profit sector, he received a master’s license for oceangoing vessels. As one of the founders of the Company and a veteran executive, Mr. Eckelberry’s experience and qualifications are essential to the board of directors.

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

Jean-Louis Kindler – Director

Mr. (“JL”) Kindler is a longtime Director of the Company. As President of OriginClear Technologies, he led the commercialization of OriginClear’s breakthrough water treatment technology. Today, he is the CEO of Clean Energy Enterprises Inc., established to commercialize the Blue Tower biomass-to-hydrogen system he helped develop two decades ago in Japan. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. Before OriginClear, JL was co-founder and Chief Technology Officer of Ennesys, the company’s French joint venture, where he designed its patent-pending waste-to-energy system. Earlier, as founding CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm (42 M€, 360 employees in 2008), he led the development of a breakthrough fuel cell process. And earlier still, his twenty-year career in Japan gave him unique insight into fast-growing Asian markets. There, as principal of technology incubator Pacific Junction, JL completed various assignments. These included technology sourcing for the French industrial group GEC-Altshom, building the first commercial unit of the Blue Tower (to which he has recently returned in its now-fourth generation), and market development for a fluids mixing technology that helped inspire early OriginClear inventions. Mr. Kindler holds a Master’s in Economics and Public Policy from the Institute of Political Science in Lyon, France, and an MBA in International Management in Paris.

Byron Elton – Director

Mr. Elton has served as our director since January 2014. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. Since June 2018, he has been President of Elton Enterprises, Inc., which is involved in the wellness, fitness and health sector. Elton is currently opening six StretchLab Studios in the Los Angeles and Seattle markets (stretchlab.com). He is a co-founder since June 2017 of Pardue Associates, operating monsho, a brand-centric, creative communications agency focussed on delivering results. From 2013 to 2017, Mr. Elton was a partner of Clear Search, an executive search firm. Prior to that, from 2009 until 2013, Mr. Elton served as President and Chief Executive Officer of Carbon Sciences, Inc. (“Carbon Sciences”) (OTCBB: CABN) and has served as Chairman of Carbon Sciences since March 2009. Carbon Sciences is an early stage company developing a technology to convert earth destroying carbon dioxide into a useful form that will not contribute to greenhouse gas. Mr. Elton previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton studied Advertising and Marketing Communications at Brigham Young University. Mr. Elton’s executive and management experience qualifies him to serve as a member of our board of directors.

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

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2018, as well as acted by unanimous written consent.  All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Committees of the Board of Directors

We have established an audit committee and compensation committee however we have not yet nominated any members to such committees, which we intend to do in the near future. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by a committee.

Audit Committee. The audit committee will be composed of two independent directors, one of whom meets the requirements of an “Audit Committee Financial Expert.” The audit committee’s duties will be to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

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

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer and Chief Commercial Officer for the years ended 2018 and 2017:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting CFO, President,	2018	360,000	10,000	-	-	-	-	3,000	373,000
Secretary & Treasurer and CEO	2017	360,000	-	-	-	-	-	3,000	363,000

Jean Louis Kindler	2018	144,000	-	-	-	-	-	-	144,000
President, Technologies Division, Director	2017	144,000	-	-	-	-	-	-	144,000

Outstanding Equity Awards at 2018 Fiscal Year-End

During the year ended December 31, 2018, the Company entered into option cancellation agreements between the Company and certain option holders. All stock options were terminated in full effective December 26, 2018. There were no stock option plans outstanding as of December 31, 2018.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2018, our Chief Executive Officer received a bonus of $10,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2019, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 2,879,554,745 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares	Percentage of Voting Power
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)	93,428,572	3.2%	51	%(3)

Jean-Louis Kindler, Director (4)	2,285,714	*	-

Anthony Fidaleo, Director (5)	5,000,000	*	-

Byron Elton, Director (6)	5,000,000	*	-

Directors and executive officers as a group (4 persons) (7)	105,714,286	3.7%	51	%(3)

* Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 525 S. Hewitt Street, Los Angeles, California 90013.
(2) (3)

Includes (i) 93,428,572 shares of common stock issuable upon certain milestones being met.

Includes 1,000 shares of Series C Preferred Stock which entitles holder to 51% of the total vote representing a super majority voting power) on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

(4)	Includes (i) 2,285,714 shares of common stock issuable upon certain milestones being met
(5)	Includes (i) 5,000,000 shares of common stock issuable upon certain milestones being met.
(6)	Includes (i) 5,000,000 shares of common stock issuable upon certain milestones being met.
(7)	Includes (i) 105,714,286 shares of common stock issuable upon certain milestones being met.

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

During the year ended December 31, 2018, the Company entered into option cancellation agreements between the Company and certain option holders. All stock option incentive plans were terminated in full effective December 26, 2018. There were no stock option incentive plans outstanding as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Item 11 under “Executive Compensation,” since January 1, 2018 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2018 and 2017 were $80,109 and $73,891, respectively.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2018 and 2017.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

For the fiscal years ended December 31, 2018 and 2017 the audit committee considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants. Our audit committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-auditing services, provided that decisions of such subcommittee to grant pre-approval is presented to the full audit committee at its next scheduled hearing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.

3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (23)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (24)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (24)
3.22	Certificate of Designation of Series G Preferred Stock (25)
3.23	Certificate of Designation of Series I Preferred Stock (28)
3.24	Certificate of Designation of Series J Preferred Stock (28)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019*
4.1	Form of Class A Stock Purchase Warrant (14)
4.2	Form of Class B Stock Purchase Warrant (14)
4.3	Form of Class C Stock Purchase Warrant (14)
10.1	Non-Statutory Stock Option Agreement dated October 6, 2015 (15)
10.2	OriginClear, Inc. 2015 Equity Incentive Plan (16)**
10.3	Amended and Restated Non-Statutory Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company (17)***
10.4	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (18)***
10.5	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (19)***
10.6	Form of Subscription Agreement (14)
10.7	Form of Subscription Agreement (21)
10.8	Form of Restricted Stock Agreement (22)
10.9	Form of Regulation D Subscription Agreement for Series E Preferred Stock (24)
10.10	Form of Subscription Agreement for Series F Preferred Stock (24)
10.11	Settlement Agreement between the Company and PowerUp Lending Group, Ltd. (26)
10.12	Form of Subscription Agreement (26)
10.13	Settlement Agreement between the Company and Auctus Fund, LLC (27)
10.14	Form of Subscription Agreement*
31	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (20)*
32	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (20)*
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

** Management compensation plan

*** Management compensation agreement

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 filed with the SEC on August 14, 2017.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 filed with the SEC on November 16, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016 filed with the SEC on May 16, 2016.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(20)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2017 filed with the SEC on April 17, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 and filed with the SEC on May 21, 2018.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and filed with the SEC on August 14, 2018.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2019.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 25, 2019	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director, Chief Executive Officer and Acting Chief Financial Officer

Date: April 25, 2019	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 25, 2019	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
President, Technologies Division and Director

Date: April 25, 2019	By:	/s/ Byron Elton
Byron Elton
Director

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate significant revenue, incurred a net loss and has negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

April 25, 2019

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$609,144	$439,822
Contracts receivable, less allowance for doubtful accounts of $6,996 and $6,996 respectively	309,223	490,441
Inventory	13,736	13,614
Contract assets	111,001	88,589
Convertible note receivable	84,900	-
Work in progress	-	84,157
Prepaid expenses	46,584	61,607

TOTAL CURRENT ASSETS	1,174,588	1,178,230

NET PROPERTY AND EQUIPMENT	154,250	150,628

OTHER ASSETS
Fair value investment-securities	22,800	-
Other asset	-	19,538
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	30,767	27,505

TOTAL ASSETS	$1,359,605	$1,356,363

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$987,524	$827,656
Accrued expenses	1,152,982	932,092
Cumulative preferred stock dividends payable	25,085	-
Contract liabilities	112,894	154,048
Capital lease, current portion	9,088	-
Customer deposit	120,688	113,950
Warranty reserve	20,000	20,000
Deferred income	-	15,500
Loans payable, truck	-	11,090
Loan payable, merchant cash advance, net of finance fees of $123,458 and $0 respectively	473,507	-
Loan payable, related party	219,841	-
Promissory note, current portion	110	-
Derivative liabilities	9,360,204	5,531,183
Convertible promissory notes, net of discount of $146,005 and $240,137, respectively	1,580,955	766,931

Total Current Liabilities	14,062,878	8,372,450

Long Term Liabilities
Capital lease, long term portion	26,918	-
Promissory note, long term portion	74,867	-
Loan payable, truck long term portion	-	4,609
Convertible promissory notes, net of discount of $0 and $0, respectively	2,076,472	2,811,000

Total Long Term Liabilities	2,178,257	2,815,609

Total Liabilities	16,241,135	11,188,059

Series F 8% Convertible Preferred Stock, 1,743 and 0 issued and outstanding, redeemable value of $1,743,000 and $0, respectively	1,743,000	-

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized
0 and 3,333 shares of Series B issued and outstanding, respectively	0	1
1,000 shares of Series C issued and outstanding, respectively	-	-
38,500,000 shares of Series D-1 issued and outstanding, respectively	3850	-
2,139,649 shares of Series E issued and outstanding, respectively	214	-
Common stock, $0.0001 par value, 8,000,000,000 shares authorized
1,750,487,243 and 112,888,964 equity shares issued and outstanding, respectively	175,049	11,289
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	63,004,472	58,618,560
Accumulated other comprehensive loss	(134)	(134)
Accumulated deficit	(79,807,981)	(68,461,412)

TOTAL SHAREHOLDERS’ DEFICIT	(16,624,530)	(9,831,696)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,359,605	$1,356,363

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended
	December 31, 2018	December 31, 2017

Sales	$4,637,698	$3,355,632

Cost of Goods Sold	3,484,018	2,705,771

Gross Profit	1,153,680	649,861

Operating Expenses
Selling and marketing expenses	1,823,188	2,503,833
General and administrative expenses	3,045,780	2,508,264
Research and development	290,542	197,119
Goodwill impairment	-	682,145
Depreciation and amortization expense	56,521	52,554

Total Operating Expenses	5,216,031	5,943,915

Loss from Operations	(4,062,351)	(5,294,054)

OTHER INCOME (EXPENSE)
Other income	34,900	744
Unrealized loss on investment securities	(7,200)	-
Realized gain on investment	(39,538)	-
Loss on sale of asset	(406)	-
Loss on settlement of payable	(35,776)	-
Commitment fee	(479,913)	(1,546,920)
Loss on conversion of debt	(1,849,979)	(889,676)
Gain on net change in derivative liability and conversion of debt	(3,261,137)	3,224,457
Interest expense	(1,645,169)	(726,356)

TOTAL OTHER (EXPENSE) INCOME	(7,284,218)	62,249

NET LOSS	$(11,346,569)	$(5,231,805)

PREFERRED STOCK DIVIDENDS	$(27,017)	$-

NET LOSS AVAILABLE TO SHAREHOLDERS	$(11,373,586)	$(5,231,805)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.03)	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	446,668,160	53,303,847

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2016	7,666	$1	21,428,454	$2,143	$51,428,976	$(92)	$(63,229,607)	$(11,798,579)

Common stock issuance for cash	-	-	25,055,362	2,506	1,652,235	-	-	1,654,741

Common stock issuance for conversion of debt	-	-	15,675,714	1,567	1,459,536	-	-	1,461,103

Common stock issuance for settlement of accounts payable	-	-	886,700	89	117,842	-	-	117,931

Common stock issued at fair value for services	-	-	49,366,591	4,936	3,870,543	-	-	3,875,479

Common stock issued for conversion of Series B Preferred stock	(3,333)	-	476,143	48	(48)	-	-	-

Preferred Series A purchased	(1,000)	-	-	-	-	-	-	-

Preferred Series C issued	1,000	-	-	-	-	-	-	-

Stock compensation cost	-	-	-	-	89,476	-	-	89,476

Other comprehensive loss	-	-	-	-	-	(42)	-	(42)

Net loss	-	-	-	-	-	-	(5,231,805)	(5,231,805)

Balance at December 31, 2017	4,333	1	112,888,964	11,289	58,618,560	(134)	(68,461,412)	(9,831,696)

Common stock issuance for conversion of debt and accrued interest	-	-	914,376,002	91,438	2,724,087	-	-	2,815,525

Common stock issued at fair value for services	-	-	259,859,073	25,986	1,181,247	-	-	1,207,233

Common stock issued thru a private placement for purchase of Series F Preferred stock	-	-	431,812,575	43,181	(43,181)	-	-	-

Common stock issued for conversion of Series B Preferred stock	(3,333)	(1)	1,428,429	143	(143)	-	-	-

Series D Preferred stock issued thru a private placement	15,805,554	1,581	-	-	278,419	-	-	280,000

Series D Preferred stock converted to Series E Preferred stock	(15,805,554)	(1,581)	-	-	(278,419)	-	-	(280,000)

Series D-1 Preferred stock issued thru a private placement	38,500,000	3,850	-	-	(3,850)	-	-	-

Series E Preferred stock issued thru a private placement	2,440,871	244	-	-	506,854	-	-	507,098

Series E Preferred stock converted to common stock	(301,222)	(30)	30,122,200	3,012	(2,982)	-	-	-

Stock compensation cost	-	-	-	-	50,897	-	-	50,897

Cumulative preferred stock dividend	-	-	-	-	(27,017)	-		(27,017)

Net loss	-	-	-	-	-	-	(11,346,569)	(11,346,569)

Balance at December 31, 2018	40,640,649	$4,064	1,750,487,243	$175,049	$63,004,472	$(134)	$(79,807,981)	$(16,624,529)

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,346,569)	$(5,231,805)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	56,521	52,555
Common stock and warrants issued for services	1,207,233	3,875,479
Stock option and warrant compensation expense	50,897	89,476
(Gain) Loss on net change in valuation of derivative liability	3,261,137	(3,224,457)
Loss on conversion of debt	1,849,979	889,676
Debt discount recognized as interest expense	660,436	416,679
Loss on sale of asset	406	-
Net unrealized loss on fair value of security	7,200	-
Realized loss on investment	39,538	-
Exchange of investment for services	80,000	-
Loss on settlement of payable	35,776	-
Goodwill Impairment	-	682,145
Change in Assets (Increase) Decrease in:
Contracts receivable	151,218	(107,546)
Contract asset	(22,412)	(40,977)
Inventory asset	(122)	(13,614)
Prepaid expenses	15,023	(19,479)
Work in progress	84,157	1,928
Change in Liabilities Increase (Decrease) in:
Accounts payable	124,092	465,523
Accrued expenses	317,894	229,242
Cumulative preferred stock dividends payable	25,085	-
Contract liabilities	(41,154)	154,048
Customer deposit	6,738	-
Deferred income	(15,500)	15,500

NET CASH USED IN OPERATING ACTIVITIES	(3,452,427)	(1,765,627)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	2,000	-
Purchase of securities	(100,000)	-
Convertible note receivable	(80,000)	-
Purchase of fixed assets	(17,109)	(41,270)

CASH USED IN INVESTING ACTIVITIES	(195,109)	(41,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of payable, truck	(15,699)	15,699
Payments on capital lease	(9,434)	-
Loans payable, financing, net	473,507	-
Loan payable, related party, net	219,841	-
Promissory note payable	74,977	-
Payment of cumulative preferred stock dividends	(1,932)
Proceeds from convertible promissory notes	825,500	225,000
Proceeds for issuance of common and preferred stock for cash	2,250,098	1,654,741

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,816,858	1,895,440

Foreign currency effect on cash flow	-	(42)

NET INCREASE IN CASH	169,322	88,501

CASH BEGINNING OF YEAR	439,822	351,321

CASH END OF YEAR	$609,144	$439,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$155,708	$2,105
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$2,815,525	$1,461,103
Common stock issued at fair value on settlement of accounts payable	$-	$117,931
Common stock issued at fair value for supplemental shares	$-	$1,546,920
Capital lease financing for purchase of assets	$45,440	-

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the “Company”) was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007. The Company began its’ planned principle operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment. As of December 31, 2018, OCT has limited assets and operations.

On October 1, 2015, the Company completed the acquisition of 100% of the total issued and outstanding stock of Progressive Water Treatment, Inc. (“PWT”) and is included in these consolidated financial statements as a wholly owned subsidiary.

On July 19, 2018, the Company announced the launch of its Modular Water Treatment Division. MWS designs, manufactures and implements advanced prepackaged wastewater treatment, pump stations and custom systems with primary focus on decentralized opportunities away from the very competitive large municipal wastewater treatment plants. These decentralized opportunities include: rural communities, housing developments, industrial sites, schools and many more.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2018, the Company did not generate significant revenue, incurred a net loss of $11,346,569 and used cash in operations of $3,452,427.  As of December 31, 2018, the Company had a working capital deficiency of $12,888,290 and a shareholders’ deficit of $16,624,530.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2018 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2018, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $4,637,698 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, derivative liabilities and other conversion features, fair value investments, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Loss per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2018 and 2017, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2018	2017
(Loss) to common shareholders (Numerator)	$(11,373,586)	$(5,231,805)

Basic and diluted weighted average number of common shares outstanding denominator	446,668,160	53,303,847

The Company has excluded 250,912,025 warrants, shares issuable from convertible debt of $3,657,427 and shares issuable from convertible preferred stock for the year ended December 31, 2018, because their impact on the loss per share is anti-dilutive.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $6,996 as of December 31, 2018 and 2017, respectively. The net contract receivable balance was $309,223 and $490,441 at December 31, 2018 and 2017, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $290,542 and $197,119 for the years ended December 31, 2018 and 2017, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $103,489 and $103,791 for the years ended December 31, 2018 and 2017, respectively.

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

Depreciation expense during the year ended December 31, 2018 and 2017, respectively was $56,521 and $52,555.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Accounting for Derivatives

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2018 and 2017.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$22,800	$22,800	$-	$-
Total Assets measured at fair value	$22,800	$22,800	$-	$-

The following is a reconciliation of the fair value securities for which level 3 inputs were used in determining the approximate fair value:

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability, December 31, 2018	$9,360,204	$-	$-	$9,360,204
Derivative Liability, December 31, 2017	$5,531,183	$-	$-	$5,531,183

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Fair Value of Financial Instruments (Continued)

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2017	$8,702,083
Fair Value of derivative liabilities issued	53,551
Loss on conversion of debt and change in derivative liability	(3,224,451)
Balance as of December 31, 2017	5,531,183
Fair Value of derivative liabilities issued	567,884
Gain on conversion of debt and change in derivative liability	3,261,137
Balance as of December 31, 2018	$9,360,204

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2018	12/31/2017
Risk free interest rate	2.48% - 2.63%	1.55% - 1.98%
Stock volatility factor	136.0% - 396.0%	87.0% - 95.0%
Weighted average expected option life	6 months - 5 years	6 months - 5 years
Expected dividend yield	None	None

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Recently Issued Accounting Pronouncements (Continued)

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

During the year ended December 31, 2018, the Company issued 476,143 shares of common stock upon conversion of 3,333 shares of preferred stock at a price of $1.05 per share, plus 952,286 make good shares at a price of $0.35 per share. As of December 31, 2018, all shares of Series B were converted.

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of December 31, 2018, there are 1,000 shares of Series C preferred stock outstanding.

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

As of June 30, 2018, the Company issued 15,805,554 shares of Series D preferred stock through a private placement for a cash value of $280,000 at prices ranging $0.016 to $0.020. During the period ended September 30, 2018, the Series D shares were exchanged for 1,400,000 Series E preferred stock. As of December 31, 2018, there were no outstanding Series D preferred stock.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series D-1

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible preferred stock (the “Series D-1 preferred stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock have a par value of $0.0001 per share. The shares of Series D-1 preferred stock do not have a dividend rate or liquidation preference. Each share of Series D-1 preferred stock is convertible into one share of common stock. The shares of Series D-1 preferred stock do not carry any voting rights. At no time may all or a portion of the Series D-1 preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. The Company issued 38,500,000 preferred shares for services. As of December 31, 2018, there were 38,500,000 shares issued and outstanding.

Series E

On August 14, 2018, the Company filed a Certificate of Designation for its 0% Series E Convertible preferred stock (the “Series E preferred stock”) with the Secretary of State of Nevada designating 4,000,000 shares of its authorized preferred stock as Series E preferred stock, accompanied with one hundred (100) warrants each for the purchase of one (1) share of common stock. The shares of Series E preferred stock have a par value of $0.0001 per share. The shares of Series E preferred stock do not have a dividend rate or liquidation preference. Each share of Series E preferred stock is convertible into one share of common stock. The shares of Series E preferred stock do not carry any voting rights. At no time may all or a portion of the Series E preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. On August 14, 2018, the Company sold 1,040,871 shares of Series E preferred stock for $227,098. Also, on August 14, 2018, the Series D shares were cancelled and exchanged for 1,400,000 shares of Series E, for a total aggregate of 2,440,871 shares of Series E preferred stock. On December 27, 2018, the Company issued 30,122,200 shares of common upon conversion from Series E to common shares. As of December 31, 2018, there were 2,139,649 shares issued and outstanding.

Series F

On August 14, 2018, the Company filed a Certificate of Designation for its Series F Convertible preferred stock (the “Series F preferred stock”) with the Secretary of State of Nevada designating $2,000,000 units, with each unit consisting of 100 shares of the Company’s Series F preferred stock. The shares of Series F preferred stock have a par value of $0.0001 per share. The shares of Series F preferred stock do not have a liquidation preference. Each share of Series F preferred stock is convertible into one share of common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company may exercise such redemption right by providing a minimum of 5 days written notice of such redemption to the Holders. In the event the Company exercises such redemption right for less than all of the then-outstanding shares of Series F preferred stock, the Company shall redeem the outstanding shares of the Holders of a pro-rata basis. The Series F is mandatorily redeemable on September 1, 2020. At no time may all or a portion of the Series F preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. As of December 31, 2018, the Company accrued dividends in the amount of $27,017. As of December 31, 2018, there were 1,743 shares of Series F preferred stock issued and outstanding.

Common Stock

On August 9, 2018, the Company and Board of Directors increased the aggregate number of authorized shares of common stock of the Corporation to 8,000,000,000 shares from 2,000,000,000 shares.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

3.	CAPITAL STOCK (Continued)

Year ended December 31, 2018

The Company issued 914,376,002 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $840,138, plus interest in the amount of $125,409, with an aggregate fair value loss on conversion of debt in the amount of $1,849,979, based upon conversion prices of $0.0014 to $0.0329.

The Company issued 259,859,073 shares of common stock for services at fair value of $1,207,232.

The Company issued 431,812,575 shares of common stock through a private placement for purchase of Series F preferred stock.

The Company issued 1,428,429 shares of common stock upon conversion of 3,333 Series B preferred stock.

The Company issued 30,122,200 shares of common stock upon conversion of 301,222 Series E preferred stock.

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

The Company issued 49,366,591 shares of common stock for services at fair value of $3,875,479.

4.	OPTIONS AND WARRANTS

Options

The Board of Directors adopted Equity Incentive Stock Option Plans for the purposes of granting stock options to its employees and others providing services to the Company. The Options granted under these plans may be either incentive options or nonqualified options and shall be administered by the Company’s Board of Directors.

During the year ended December 31, 2018, the Company entered into option cancellation agreements between the Company and option holders. The options were terminated in full effective December 26, 2018.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2018		December 31,2017
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	Options	price	Options	price
Outstanding, beginning of year	3,697,495	$1.51	3,697,495	$1.51
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(3,697,495)	$0.91	-	$1.51
Outstanding, end of year	-	-	3,697,495	1.51
Exercisable at the end of the year	-	-	2,682,644	1.03

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

4.	OPTIONS AND WARRANTS (Continued)

Options (Continued)

The weighted average remaining contractual life of options outstanding issued under the option plans as of December 31, 2018 and 2017 was as follows:

December 31, 2018				December 31, 2017
			Weighted				Weighted
			Average				Average
	Stock	Stock	Remaining		Stock	Stock	Remaining
Exercisable	Options	Options	Contractual	Exercisable	Options	Options	Contractual
Prices	Outstanding	Exercisable	Life (years)	Prices	Outstanding	Exercisable	Life (years)
	-	-	-	$6.65-31.15	52,276	50,401	4.59 - 6.77
	-	-	-	$14.35-15.40	32,362	32,362	5.71
	-	-	-	$1.31	3,612,857	2,599,881	2.77 - 3.80
	-	-			3,697,495	2,682,644

The Company recognized stock-based compensation expense in the financial statements of operations during the year ended December 31, 2018 and 2017 of $50,897 and $89,476.

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

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the August RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the August RSGA are performance based shares and none have yet vested nor have any been issued. The August RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

4.	OPTIONS AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (“the First Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the First Employee RSGA are performance based shares and none have yet vested nor have any been issued. The First Employee RSGA provides for the issuance of up to 857,143 shares of the Company’s common stock to the Employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 428,571 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 428,571 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (“the Consultants RSGA”) with two of its’ consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 285,714 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 142,857 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve-month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 142,857 shares to each of the consultants, its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

During the years ended December 31, 2018 and 2017, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding - beginning of year	53,562,961	$5.40	506,026	$6.30
Granted	244,087,101	$-	53,090,625	$-
Exercised	-	$-	-	$-
Forfeited	(46,738,037)	$0.09	(33,690)	$23.93
Outstanding - end of year	250,912,025	$5.40	53,562,961	$5.40

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

4.	OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

At December 31, 2018 and 2017, the weighted average remaining contractual life of warrants outstanding:

	December 31, 2018			December 31, 2017
			Weighted			Weighted
			Average			Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$0.080	-	-	-	53,547,769	53,547,769	0.24 - 1.42
$0.012	6,824,924	6,824,924	0.42	12,334	12,334	0.07 - 1.47
$0.250	244,087,101	244,087,101	2.62	2,858	2,858	5.88
	250,912,025	250,912,025		53,562,961	53,562,961

At December 31, 2018, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2018 and 2017, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$3,657,427
Less current portion	1,580,955
Total long-term liabilities	$2,076,472

Maturities of long-term debt for the next five years are as follows:

Year Ending December 31,	Amount
2019	1,580,955
2020	1,815,000
2021	125,000
2022	-
2023	136,471
$3,657,427

At December 31, 2018, the $3,803,431 in convertible promissory notes has a remaining debt discount of $146,005, leaving a net balance of $3,657,427.

On various dates from 2014 through May, 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per annum. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes.  In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the year ended December 31, 2018, the Company issued 257,596,986 shares of common stock, upon conversion of $206,700 in principal, plus accrued interest of $79,245, with a fair value loss on settlement of $630,236. As of December 31, 2018, the 2014-2015 Notes had an aggregate remaining balance of $1,279,300.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the year ended December 31, 2018, the Company issued 98,600,000 shares of common stock upon conversion of principal in the amount of $47,563, plus accrued interest of $6,667, with a fair value loss of $201,670. The remaining balance as of December 31, 2018, was $143,138 which includes interest of $6,667.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per annum. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of December 31, 2018, was $1,325,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2018, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $187,906 during the year ended December 31, 2018. As of December 31, 2018, the remaining balance on the Sep 2016 Note was $430,896.

The Company issued an unsecured convertible promissory note (the “Dec 20 Note”), in the amount of $150,000 on December 20, 2017. The Dec 20 Note matures on December 20, 2018. The Dec 20 Note bears interest at 10% per annum. The Dec 20 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days immediately before the conversion. The conversion feature of the Dec 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 20 Note. During the year ended the Company issued 117,677,432 shares of common stock, upon conversion of principal in the amount of $150,000, plus accrued interest of $10,149, with a fair value loss on settlement of $245,496. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $43,820 during the year ended December 31, 2018. As of December 31, 2018, the Dec 20 Note was fully converted.

The Company issued an unsecured convertible promissory note (the “Dec 22 Note”), in the amount of $75,000 on December 22, 2017. The Dec 22 Note matures on December 22, 2018. The Dec 22 Note bears interest at 10% per annum. The Dec 22 Note may be converted into shares of the Company’s common stock at a conversion price of the lesser of $0.05 per share or 50% of the lowest trade price during the twenty trading days upon default of the prepayment date. The conversion feature of the Dec 22 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Dec 22 Note. During the year ended the Company issued 57,575,291 shares of common stock, upon conversion of principal in the amount of $5,044, with a fair value loss on settlement of $99,987. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,410 during the year ended December 31, 2018. As of December 31, 2018, the Dec 22 Note was fully converted.

The Company issued various unsecured convertible promissory notes (the “Jan-Aug 2018 Notes”), in the aggregate amount of $293,000 on various dates from January 24, 2018 thru August 28, 2018. The Jan-Aug 2018 Notes matures on dates from January 24, 2018 thru August 28, 2019. The Jan-Aug 2018 Notes bear interest at 10% per annum. The Jan-Aug 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Aug 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Aug 2018 Notes. During the year ended the Company issued 147,383,053 shares of common stock, upon conversion of principal in the amount of $212,000, plus accrued interest of $10,600, with a fair value loss on settlement of $243,183. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $241,928 during the year ended December 31, 2018. As of December 31, 2018, the balance remaining on the Jan-Aug 2018 Notes was $81,000.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

5.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued (2) unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes matures on February 23, 2019, and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two notes was funded with cash and the Company must agree to the funding of the second of the two Feb 2018 Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The second of the Feb 2018 Notes was issued on August 23, 2018 in the amount of $78,750. The second of the Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. During the year ended December 31, 2018, the Company issued 176,743,238 shares of common stock, upon conversion of principal in the amount of $116,950, plus accrued interest of $5,438, with a fair value loss on settlement of $373,896. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $71,159 during the year ended December 31, 2018. As of December 31, 2018, the balance remaining on the Feb 2018 Notes was $40,550.

The Company issued various unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on various dates of April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes matures on dates of April 2, 2019 and May 31, 2019. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the year ended December 31, 2018, the Company issued 58,800,000 shares of common stock upon conversion of $31,835 in principal, plus accrued interest of $8,266, with a fair value loss on settlement of $55,600. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $107,080 during the year ended December 31, 2018. As of December 31, 2018, the remaining balance on the Apr & May 2018 Notes were $268,165.

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

The derivative liability recognized in the financial statements as of December 31, 2018 was $9,360,204.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the year ended December 31, 2018 and 2017.

	Years Ended
	December 31, 2018
	2018	2017
Equipment Contracts	$3,248,939	$1,811,708
Component Sales	1,187,507	1,300,784
Services Sales	125,645	243,140
Licensing Fees	75,607	-
	$4,637,698	$3,355,632

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

Equipment Contracts (Continued)

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending December 31, 2018 and 2017, was $111,001 and $88,589, respectively. The contract liability for the years ended December 31, 2018 and 2017, was $112,894 and $154,048.

During the year ended December 31, 2018, Progressive Water Treatment a wholly-owned subsidiary of OriginClear, Inc., acquired a new division, which offers a unique product line of prefabricated water treatment systems. The Company has contracted with Modern Water System to commercialize his inventions.

7.

FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of December 31, 2018, the note included principal of $80,000 plus accrued interest of $4,900.

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

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of December 31, 2018, the fair value of the preferred shares was $22,800.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The net balance as of December 31, 2018 was $473,507, less the finance cost of $123,458.

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

As of December 31, 2018, the maturities are summarized as follows:

Promissory note payable	$74,997
Less current portion	110
Long term portion	$74,867

Long term maturities for the next five years are as follows:

2019	$110
2020	214
2021	419
2022	820
2023 thru 2028	73,414
$74,977

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

9.	LOANS PAYABLE – RELATED PARTY

The Company’s CEO loaned the Company $248,870 during the year ended December 31, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. Principal payments were made in the amount of $29,028, leaving a balance of $219,841 as of December 31, 2018.

10.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of December 31, 2018, the maturities are summarized as follows:

Capital lease	$36,006
Less current portion	9,088
Total long-term liabilities	$26,918

Long term maturities for the next four years are as follows:

Period Ending December 31,
2019	$9,088
2020	9,088
2021	9,088
2022	8,742
$36,006

11.	INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balance at December 31, 2018 and 2017, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2018 and 2017, the Company did not recognize interest and penalties.

At December 31, 2018, the Company had net operating loss carry-forwards of approximately $32,321,460, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017
Book loss	$(2,388,460)	$(2,092,700)
Tax to book differences for deductible expenses	11,280	14,740
Tax non deductible expenses	517,000	1,646,400

Valuation Allowance	1,860,180	431,560

Income tax expense	$-	$-

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

11.	INCOME TAXES (Continued)

Net deferred tax liabilities consist of the following components as of December 31,

	2018	2017
Deferred tax assets:
NOL carryover	$10,277,800	$9,373,200
Other carryovers	704,420	397,000

Deferred tax liabilities:
Depreciation	(33,120)	5,800

Less Valuation Allowance	(10,949,100)	(9,776,000)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. The Company has applied the new tax law for its calculation of the deferred tax provision. There was no impact to the Company’s financial statements. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $10,949,100, with a corresponding net adjustment to the valuation allowance of $10,949,100 as of January 1, 2018.

12.	FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment.

13.	COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company holds an agreement for office space located in Los Angeles, California. The initial agreement was from May 1, 2016 to July 31, 2016 and the term has automatically renewed for successive periods and will continue until terminated in accordance with the agreement.

Operating Lease – Related Party

The Company holds a month-to-month lease agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,850 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2018.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2018.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

13.	COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

PowerUp Settlement Agreement

As previously disclosed, on June 7, 2018, the Company executed a convertible promissory note (the “June PowerUp Note”) in the amount of $43,000 in favor of PowerUp Lending Group Ltd. (“PowerUP”) and a second convertible promissory note dated August 28, 2018 in the amount of $38,000 in favor of PowerUp (the “August PowerUp Note,” and together with the June PowerUp Note, the “PowerUp Notes”). On November 19, 2018, the Company received notice from PowerUp that the Company was in default under the PowerUp Notes due to a failure to timely file the Company’s Form 10-Q for the period ended September 30, 2018, resulting in an acceleration of amounts due under the PowerUp Notes. PowerUp commenced an action against the Company and certain of its officers in the Supreme Court of New York, County of Nassau (the “Action”). By Order dated December 1, 2018, the court in the Action, among other things, directed the Company and its transfer agent to establish a share reserve for PowerUp’s benefit in the amount of 633,934,425 shares of common stock. On January 30, 2019, the Company entered into a settlement agreement with PowerUp, pursuant to which, in full and final settlement of all claims asserted by PowerUp against the Company related to the PowerUp Notes, PowerUp elected to convert the PowerUp Notes, and upon the conversion of the PowerUp Notes (which the parties agreed to an aggregate outstanding balance of $127,403), the Company issued to PowerUp shares of the Company’s common stock at the conversion price of 61% of the Market Price (a 39% discount to Market Price) as defined in the PowerUp Notes). As of March 7, 2019, all outstanding PowerUp Notes, have been fully converted and all remaining share reserves for PowerUp have been cancelled.

Auctus Settlement Agreement

As previously disclosed, on April 2, 2018, the Company entered into a securities purchase agreement (the “Auctus SPA”) with Auctus Fund, LLC (“Auctus”) and in connection with the Auctus SPA issued a convertible promissory note to Auctus in the principal amount of $150,000 (the “Auctus Note” and with the Auctus SPA, the “First Auctus Documents”). On May 31, 2018, the Company entered into a second securities purchase agreement with Auctus (the “Second Auctus SPA”) and in connection with the Second Auctus SPA issued a convertible promissory note in the principal amount of $150,000 to Auctus (the “Second Auctus Note” and with the Second Auctus SPA, the “Second Auctus Documents” and, with the First Auctus Documents, the “Auctus Transaction Documents”). Auctus alleged that the Company failed to allow Auctus to convert all or portions of the outstanding balance represented by the Auctus Note and the Second Auctus Note (together, the “Auctus Notes”) into shares of common stock of the Company, causing various events of default (“Auctus Events of Default”) by the Company under the Auctus SPA and the Second Auctus SPA (together, the “Auctus Purchase Agreements”). On February 12, 2019, Auctus filed an action in the United States District Court for the District of Massachusetts, styled as Auctus Fund, LLC v. OriginClear, Inc., No. 1:19-CV-10273-FDS (D. Mass.)(Saylor, J.) (hereinafter the “Auctus Litigation”), alleged, inter alia, breaches of the Auctus Purchase Agreements and the Auctus Notes. On March 13, 2019, the Company entered into a settlement agreement with Auctus, pursuant to which, in full and final settlement of all claims asserted by Auctus against the Company in connection with the Auctus Litigation (the “Auctus Settlement Agreement”) for the outstanding balance due and payable under the Auctus Notes, such amount being $570,000 (the “Auctus Settlement Value”). Pursuant to the terms and subject to the conditions in the Auctus Settlement Agreement, the Company agreed to authorize and reserve a number of shares of the Company’s common stock pursuant to the reserve requirements of the Auctus Notes, as follows: an initial amount of 1,753,846,154 (a multiple of two times the anticipated conversion of the Auctus Settlement Value), which shall be increased within thirty calendar days to 5,261,538,462 shares (a multiple of six times the anticipated conversion of the Auctus Settlement Value) (the “Auctus Settlement Shares”) of the common stock of the Company for issuance upon conversion by the Investor of the amounts owed under the Auctus Notes, in accordance with the terms of the Auctus Notes, including but not limited to the beneficial ownership limitations contained in the Auctus Notes, as contemporaneously with the Auctus Settlement Agreement. Such irrevocable authorization and reservation for the initial amount by the Company shall occur no later than one (1) business day, and for the increase no later than thirty calendar days, after the effective date of the Auctus Settlement Agreement. In addition to the foregoing, upon the sale by Auctus of the Auctus Settlement Shares as delivered to Auctus by the Company resulting in total net proceeds less than the Auctus Settlement Value, Auctus is entitled to additional Auctus Settlement Shares of the Company’s common stock, if, after Auctus has sold all Auctus Settlement Shares, Auctus delivers a written notice to the Company certifying that Auctus is entitled to receive additional shares of the Company’s common stock (the “Make-Whole Shares”), the number of Make-Whole Shares being equal to the greater of (i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by Auctus after the delivery of the Auctus Settlement Shares, minus (y) the aggregate net consideration received by Auctus from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the Make-Whole Shares.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

14.	CONCENTRATIONS

Major Customers

PWT had four major customers for the year ended December 31, 2018. The customers represented 68.0% of billings for the year ending December 31, 2018. The contract receivable balance for the customers was $210,365 at December 31, 2018.

PWT had four major customers for the year ended December 31, 2017. The customers represented 54.48% of billings for the year ending December 31, 2017. The contract receivable balance for the customers was $98,038 at December 31, 2017.

Major Suppliers

PWT had three major vendors for the year ended December 31, 2018. The vendors represented 41.0% of total expenses in the year ending December 31, 2018. The accounts payable balance due to the vendors was $97,974 at December 31, 2018. Management believes no risk is present with the vendors due to other suppliers being readily available.

PWT had five major vendors for the year ended December 31, 2017. The vendors represented 40.59% of total expenses in the year ending December 31, 2017. The accounts payable balance due to the vendors was $63,886 at December 31, 2017. Management believes no risk is present with the vendors due to other suppliers being readily available.

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 16, 2019, the Company filed a Series G Certificate of Designation with the Nevada Secretary of State (the “Series G Designation”). Pursuant to the Series G Designation, the Company may issue up to 6,000 shares of Series G preferred stock, each share having a stated value of $1,000, and pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser shall receive shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor.

Between January 16, 2019 and March 20, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 530 shares of the Company’s Series G preferred stock for an aggregate purchase price of $530,000.

In connection with the Series G Designation and subscription agreements entered into with investors, between January 16, 2019 and March 20, 2019, the Company issued an aggregate of 165,598,887 shares of its common stock to certain holders of its Series G Preferred Stock.

In connection with certain one-time make good agreements, between January 31, 2019 and March 29, 2019, the Company issued an aggregate of 25,442,156 shares of its common stock to certain holders of its common stock.

Between January 22, 2019 and April 17, 2019, the Company issued to consultants and one employee an aggregate of 237,636,726 shares of the Company’s common stock in lieu of cash considerations.

Between January 8, 2018 and April 23, 2018, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal and interest amount of $396,173 into an aggregate of 700,389,733 shares of the Company’s common stock.

On April 3, 2019, the “Company filed a certificate of designation (the “Series I COD”) of Series I Preferred Stock (the “Series I”) and a certificate of designation (the “Series J COD”) of Series J Preferred Stock (the “Series J”).

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2018 AND 2017

15.	SUBSEQUENT EVENTS (Continued)

Pursuant to the Series I COD, the Company designated 4,000 shares of preferred stock as Series I. The Series I will have a stated value of $1,000 per share, and will be entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series I will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of.

Pursuant to the Series J COD, the Company designated 100,000 shares of preferred stock as Series J. The Series J will have a stated value of $1,000 per share, and will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J will be convertible into validly-issued, fully paid and non-assessable shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed Series F Preferred Stock and Series G Preferred Stock.

Between April 3, 2019 and April 24, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 345 shares of the Company’s Series I preferred stock for an aggregate purchase price of $345,000. And in connection with the Series I Designation and Series J Designation, the Company issued an aggregate of 172.5 shares of its Series J preferred stock to certain holders of its Series I and Series J Preferred Stock.

On April 19, 2019, the Company entered into Restricted Stock Grant Agreements (the “April RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, three members of the Board and five consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the April RSGAs are performance based shares and none have yet vested nor have any been issued. The April RSGAs provide for the issuance of up to an aggregate of 90,000,000 shares of the Company’s common stock as follows: 30,000,000 to the CEO, 5,000,000 to each of the other three members of the Board and an aggregate of 45,000,000 to five consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 45,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 45,000,000 shares of its common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On April 23, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company from 8,000,000,000 to 16,000,000,000.