Form 10-Q
period 2019-03-31
ORIGINCLEAR, INC.
filed 2019-05-21
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2019 there were 3,056,496,017 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements. These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$303,130	$609,144
Contracts receivable, less allowance for doubtful accounts of $6,996 and $6,996 respectively	289,689	309,223
Inventory	13,736	13,736
Contract assets	104,383	111,001
Convertible note receivable	103,935	84,900
Prepaid expenses	59,320	46,584

TOTAL CURRENT ASSETS	874,193	1,174,588

NET PROPERTY AND EQUIPMENT	143,519	154,250

OTHER ASSETS
Fair value investment-securities	15,600	22,800
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	23,567	30,767

TOTAL ASSETS	$1,041,279	$1,359,605

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,131,307	$987,524
Accrued expenses	1,135,559	1,152,982
Cumulative preferred stock dividends payable	38,443	25,085
Contract liabilities	132,391	112,894
Capital lease, current portion	9,088	9,088
Deferred Income	28,500	-
Customer deposit	113,950	120,688
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $12,566 and $123,458 respectively	542,649	473,507
Loan payable, related party	204,167	219,841
Promissory note, current portion	110	110
Derivative liabilities	7,415,615	9,360,204
Convertible promissory notes, net of discount of $13,528 and $146,005, respectively	2,717,353	1,580,955

Total Current Liabilities	13,489,132	14,062,878

Long Term Liabilities
Capital lease, long term portion	24,646	26,918
Promissory note, long term portion	74,846	74,867
Convertible promissory notes, net of discount of $0 and $0, respectively	1,068,128	2,076,472

Total Long Term Liabilities	1,167,620	2,178,257

Total Liabilities	14,656,752	16,241,135

Series F 8% Convertible Preferred Stock, designated 6,000 shares 1,678 and 1,743 shares issued and outstanding, respectively, with a redeemable value of $1,678,000 and $1,743,000, respectively	1,678,000	1,743,000
Series G 8% Convertible Preferred Stock, designated 6,000 shares 530 and 0 shares issued and outstanding, with a redeemable value of $530,000 and $0, respectively	530,000	-

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized	-	-
1,000 shares authorized of Series C issued and outstanding, respectively	-	-
Series D-1 designated 50,000,000 shares
38,500,000 shares of Series D-1 issued and outstanding, respectively	3,850	3,850
Series E designated 4,000,000 shares
2,139,649 shares designated of Series E issued and outstanding, respectively	214	214
Common stock, $0.0001 par value, 8,000,000,000 shares authorized 2,775,193,101 and 1,750,487,243 equity shares issued and outstanding, respectively	277,520	175,049
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	64,034,329	63,004,472
Accumulated other comprehensive loss	(133)	(134)
Accumulated deficit	(80,139,253)	(79,807,981)

TOTAL SHAREHOLDERS’ DEFICIT	(15,823,473)	(16,624,530)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,041,279	$1,359,605

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Sales	$742,043	$1,333,539

Cost of Goods Sold	723,263	959,666

Gross Profit	18,780	373,873

Operating Expenses
Selling and marketing expenses	482,659	341,933
General and administrative expenses	587,070	686,618
Research and development	23,950	43,539
Depreciation and amortization expense	10,729	14,361

Total Operating Expenses	1,104,408	1,086,451

Loss from Operations	(1,085,628)	(712,578)

OTHER INCOME (EXPENSE)
Other income	19,036	-
Unrealized loss on investment securities	(7,200)	-
Loss on settlement of convertible notes	(314,295)	-
Commitment fee	(34,378)	(220,283)
Loss on conversion of debt	(514,404)	(126,330)
Gain (Loss) on net change in derivative liability and conversion of debt	1,944,589	(11,671,543)
Interest expense	(338,992)	(157,582)

TOTAL OTHER INCOME (EXPENSE)	754,356	(12,175,738)

NET LOSS	$(331,272)	$(12,888,316)

PREFERRED STOCK DIVIDENDS	$(38,156)	$-

NET LOSS AVAILABLE TO SHAREHOLDERS	$(369,428)	$(12,888,316)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.00)	$(0.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,751,656,273	123,062,170

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	THREE MONTHS ENDED MARCH 31, 2018
						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	$1	112,888,964	$11,289	$58,618,560	$(134)	$(68,461,412)	$(9,831,696)

Common stock issuance for conversion of debt	-	-	7,442,162	744	192,565	-	-	193,309

Common stock issued at fair value for services	-	-	15,256,054	1,526	400,986	-	-	402,512

Stock compensation cost	-	-	-	-	13,032	-	-	13,032

Net loss	-	-	-	-	-	-	(12,888,316)	(12,888,316)

Balance at March 31, 2018 (Unaudited)	4,333	$1	135,587,180	$13,559	$59,225,143	$(134)	$(81,349,728)	$(22,111,159)

	THREE MONTHS ENDED MARCH 31, 2019
						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2018	40,640,649	$4,064	1,750,487,243	$175,049	$63,004,472	$(134)	$(79,807,981)	$(16,624,530)

Common stock issuance for conversion of debt and accrued interest	-	-	626,028,089	62,603	828,652	-	-	891,255

Common stock issued at fair value for services	-	-	233,078,882	23,308	255,921	-	-	279,229

Common stock issued through a private placement for purchase of Series G Preferred stock	-	-	165,598,887	16,560	(16,560)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(38,156)	-	-	(38,156)

Other comprehensive gain	-	-	-	-	-	1	-	1

Net Loss	-	-	-	-	-	-	(331,272)	(331,272)

Balance at March 31, 2019 (Unaudited)	40,640,649	$4,064	2,775,193,101	$277,520	$64,034,329	$(133)	$(80,139,253)	$(15,823,473)

The accompany notes are an integral part of these unaudited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,272)	$(12,888,316)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,729	14,361
Common stock and warrants issued for services	279,229	402,512
Stock option and warrant compensation expense	-	13,032
(Gain) Loss on net change in valuation of derivative liability	(1,944,589)	11,671,543
Loss on conversion of debt	514,404	126,330
Loss on settlement of debt	314,295	-
Debt discount recognized as interest expense	132,477	78,958
Unrealized loss on fair value of security	7,200	-
Amortization of financing cost	110,891	-
Change in Assets (Increase) Decrease in:
Contracts receivable	19,534	58,293
Contract asset	6,618	(125,478)
Accrued interest on convertible note receivable	(19,035)	-
Other receivable	-	(31,331)
Prepaid expenses	(12,736)	29,115
Change in Liabilities Increase (Decrease) in:
Accounts payable	143,784	135,253
Accrued expenses	2,556	52,448
Cumulative preferred stock dividends payable	38,156	-
Contract liabilities	19,497	(12,850)
Customer deposit	(6,738)	-
Deferred income	28,500	29,800

NET CASH USED IN OPERATING ACTIVITIES	(686,500)	(446,330)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(2,272)	(2,618)
Payments on loan payable, financing	(41,749)	-
Payments on loan payable, related party	(15,674)	(7,602)
Payments on promissory note payable, related party	(21)	-

Payment of cumulative preferred stock dividends	(24,798)	-
Proceeds from convertible promissory notes	-	252,750
Payment on redemption of preferred stock	(65,000)	-
Proceeds for issuance of preferred stock for cash	530,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	380,486	242,530

NET DECREASE IN CASH	(306,014)	(203,800)

CASH BEGINNING OF PERIOD	609,144	439,822

CASH END OF PERIOD	$303,130	$236,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,926	$678
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$891,255	$193,309
Common stock issued at fair value for supplemental shares	$-	$220,283

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s revenue is not yet sufficient to cover its operating expenditures and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. Management believes the existing shareholders, prospective new investors, current and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Three Months Ended March 31, 2019

The Company has excluded 250,912,025 shares of common stock issuable pursuant to outstanding warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,799,009, and shares issuable from convertible preferred stock for the three months ended March 31, 2019, because their impact on the loss per share is anti-dilutive.

Three Months Ended March 31, 2018

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

MARCH 31, 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, debt beneficial conversion features, fair value investments, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $6,996 as of March 31, 2019 and December 31, 2018, respectively. The net contract receivable balance was $289,689 and $309,223 at March 31, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019, the balances reported for cash, contract receivables, contract assets, prepaid expenses, accounts payable, contract liabilities, and accrued expenses, and derivative instruments approximate the fair value because of their short maturities.

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

MARCH 31, 2019

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

The following table presents certain investments and liabilities of the Company’s financial assets and liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$15,600	$15,600	$-	$-

Total Assets measured at fair value	$15,600	$15,600	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$7,415,615	$-	$-	$7,415,615

Total liabilities measured at fair value	$7,415,615	$-	$-	$7,415,615

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2019	$9,360,204
Fair Value of derivative liabilities issued	-
Gain on net change in derivative liability	(1,944,589)
Balance as of March 31, 2019	$7,415,615

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/19
Risk free interest rate	2.21% - 2.60%
Stock volatility factor	40.0% - 270.0%
Weighted average expected option life	3 months - 5 years
Expected dividend yield	None

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard did not have a material effect on the Company’s consolidated financial statements.

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12 on the Company’s financial statements, which had no material effect.

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The impact of the adoption of ASU 2018-07 on the Company’s financial statements did not have a material impact.

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Reclassification of Expenses

During the period, the Company reclassified certain expenses in the prior period ended March 31, 2018 to conform to the current period. There was no material effect to the financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

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

Series D

On April 13, 2018, the Board adopted resolutions creating a series of shares of convertible preferred stock designated 400,000,000 shares as 0% Series D preferred stock (the “Series D preferred stock”) with a par value of $0.0001. The shares of Series D preferred stock did not have a dividend rate or liquidation preference and did not carry any voting rights. As of August 14, 2018, the Series D preferred stock were cancelled, and exchanged for Series E preferred shares.

Series D-1

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible preferred stock (the “Series D-1 preferred stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock have a par value of $0.0001 per share. The shares of Series D-1 preferred stock do not have a dividend rate or liquidation preference. Each share of Series D-1 preferred stock is convertible into the greater of (A) one share of common stock and (B) the number of shares of common stock the holder would have received pursuant to each holder’s respective subscription agreement if the Series D-1 Preferred Shares were priced based on the average closing sale price of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is $0.005 (1/2 of one cent). The shares of Series D-1 preferred stock do not carry any voting rights. At no time may all or a portion of the Series D-1 preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion upon 61 days’ notice. The Company issued an aggregate of 38,500,000 Series D-1 preferred shares for services. As of March 31, 2019, there were 38,500,000 Series D-1 preferred shares issued and outstanding.

Series E

On August 14, 2018, the Company filed a Certificate of Designation for its 0% Series E Convertible preferred stock (the “Series E preferred stock”) with the Secretary of State of Nevada designating 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock have a par value of $0.0001 per share. The shares of Series E preferred stock do not have a dividend rate or liquidation preference. Each share of Series E preferred stock into a number of shares of common stock equal to the greater of (A) 100 shares of common stock and (B) the number of shares of common stock the holder would have received pursuant to such holder’s respective subscription agreement if the preferred shares were priced based on the average closing sale price of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is 50% of the purchase price paid by any purchase of the Series E preferred stock. The shares of Series E preferred stock do not carry any voting rights. At no time may all or a portion of the Series E preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion upon 61 days’ notice. In connection with the issuance of the Series E preferred stock, the Company also issued one hundred warrants to purchase shares of common stock for each share of Series E preferred stock. As of March 31 2019, there were 2,139,649 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company filed a Certificate of Designation for its Series F Convertible preferred stock (the “Series F preferred stock”) with the Secretary of State of Nevada designating 6,000 shares of Series F Preferred Stock. The shares of Series F preferred stock have a par value of $0.0001 per share. The shares of Series F Preferred Stock have a liquidation preference of stated value per share of $1,000 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock or any other series of capital stock (other than the Series B Preferred Stock) then-existing or thereinafter created. The Series F preferred stock is not convertible into common stock. The shares of Series F preferred stock do not carry any voting rights. The holders of Series F Preferred Stock will be entitled to receive, of any funds and assets of the Company legally available prior and in preference to any declaration or payment of any dividend on the common stock, cumulative dividends, payable quarterly (at the end of each fiscal quarter, and due for such fiscal quarter within fifteen days of the end of such fiscal quarter), at an annual rate of 8% of the stated value. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company may exercise such redemption right by providing a minimum of 5 days written notice of such redemption to the Holders. In the event the Company exercises such redemption right for less than all of the then-outstanding shares of Series F preferred stock, the Company shall redeem the outstanding shares of the Holders of a pro-rata basis. The Series F is mandatorily redeemable on September 1, 2020. During the period ended March 31, 2019, 65 shares of Series F were redeemed for a value of $65,000. As of March 31, 2019, the Company accrued dividends in the amount of $33,560. As of March 31, 2019, there were 1,678 shares of Series F preferred stock issued and outstanding.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series G

On January 16, 2019, the Company filed a Series G Certificate of Designation with the Nevada Secretary of State (the “Series G Designation”). Pursuant to the Series G Designation, the Company may issue up to 6,000 shares of Series G preferred stock, each share having a stated value of $1,000, and pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser shall receive shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. Between January 16, 2019 and March 20, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 530 shares of the Company’s Series G preferred stock for an aggregate purchase price of $530,000. As of March 31, 2019, the Company issued an aggregate of 165,598,887 shares of its common stock to certain holders of its Series G preferred stock. As of March 31, 2019, the Company accrued dividends in the amount of $4,596.

Common Stock

On August 9, 2018, the Company and Board of Directors increased the aggregate number of authorized shares of common stock of the Company to 8,000,000,000 shares from 2,000,000,000 shares.

Three months ended March 31, 2019

The Company issued 626,028,089 shares of common stock upon conversion of convertible promissory notes in an aggregate principal in the amount of $284,973, and a default settlement of $40,500, plus interest in the amount of $51,578, with an aggregate fair value loss on conversion of debt in the amount of $514,404, based upon conversion prices of $0.0009 to $0.0018.

The Company issued 233,078,882 shares of common stock for services at fair value of $279,229.

The Company issued 165,598,887 shares of common stock through a private placement for purchase of Series G preferred stock.

Three months ended March 31, 2018

The Company issued 7,442,162 shares of common stock upon conversion of convertible promissory notes in an aggregate principal in the amount of $50,000, plus interest in the amount of $16,979, with an aggregate fair value loss on conversion of debt in the amount of $126,330, based upon conversion prices of $0.019 to $0.0329.

The Company issued 15,256,054 shares of common stock for services at fair value of $402,512.

4.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of debt discount	$3,785,481
Less current portion	2,717,353
Total long-term liabilities	$1,068,128

Maturities of long-term debt for the next five years are as follows:

Period Ending March 31, 2019	Amount
2020	2,717,353
2021	970,000
2022	25,000
2023	73,128
$3,785,481

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

At March 31, 2019, the $3,799,009 in convertible promissory notes has a remaining debt discount of $13,528, leaving a net balance of $3,785,481.

On various dates, the Company issued unsecured convertible promissory notes (the “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per year. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the three months ended March 31, 2019, the Company issued 240,595,661 shares of common stock, upon conversion of $86,800 in principal, plus accrued interest of $37,989, with a fair value loss on settlement of $190,873. As of March 31, 2019, the Notes had an aggregate remaining balance of $1,192,500.

As of March 31, 2019, the unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $143,228, The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes matured on June 30, 2018, and were extended through June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of March 31, 2019, the remaining balance on the notes was $73,128.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of March 31, 2019, was $1,325,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2019, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of March 31, 2019, the remaining balance on the Sep 2016 Note was $430,896.

The Company issued various unsecured convertible promissory notes (the “Jan-Aug 2018 Notes”), in the aggregate amount of $293,000 on various dates from January 24, 2018 thru August 28, 2018. The Jan-Aug 2018 Notes matures on dates from January 24, 2018 thru August 28, 2019. The Jan-Aug 2018 Notes bear interest at 10% per year. The Jan-Aug 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Aug 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Aug 2018 Notes. During the three months ended March 31, 2019, the Company issued 148,027,924 shares of common stock, upon conversion of principal in the amount of $81,000, plus accrued interest of $5,903, and a loss on settlement of $40,500, with a fair value loss on conversion of debt in the amount of $99,667. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,260 during the three months ended March 31, 2019. As of March 31, 2019, the Jan-Aug 2018 Notes were fully converted.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued two (2) unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes had a maturity date of February 23, 2019, and bear interest at 10% per year. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two notes was funded with cash and the Company must agree to the funding of the second of the two Feb 2018 Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The second of the Feb 2018 Notes was issued on August 23, 2018 in the amount of $78,750. The second of the Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. During the period ended March 31, 2019, the Company entered into a settlement agreement with the investor in the amount of $20,275 (50% of the outstanding balance of $40,550 as of date of settlement), based on the outstanding balance due and payable under the Notes. During the three months ended March 31, 2019, the Company issued 72,182,282 shares of common stock, upon conversion of principal in the amount of $40,550, plus accrued interest of $2,759, with a fair value loss on settlement of $81,469. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $50,702 during the three months ended March 31, 2019. As of March 31, 2019, the remaining balance on the Feb 2018 Notes were $20,275.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes mature on April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the three months ended March 31, 2019, the Company issued 25,000,000 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 5,261,538,462 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but no limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $39,128 during the three months ended March 31, 2019. As of March 31, 2019, the remaining balance on the Apr & May 2018 Notes were $515,162.

The Company issued an unsecured convertible promissory notes (the “Nov 2018 Note”), in the sum amount of $75,000 on November 30, 2018. The Nov 2018 Note matures on November 30, 2019. The Nov 2018 Note bears interest at 10% per annum. The Nov 2018 Note may be converted into shares of the Company’s common stock at a fixed conversion price of $0.05 per share or 50% of the average three (3) lowest trading prices twenty (20) trading days prior to conversion. The conversion feature of the Nov 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $387 during the three months ended March 31, 2019. As of March 31, 2019, the remaining balance on the Nov 2018 Note was $75,000.

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

The derivative liability recognized in the financial statements as of March 31, 2019 was $7,415,615.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

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

During the three months ended March 31, 2019, the Company converted $287,973 in principal of convertible promissory notes, plus accrued interest of $51,378, and a loss on settlement of debt in the amount of $40,500. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on conversion of debt in the amount of $514,404 in the statement of operations for the three months ended March 31, 2019. At March 31, 2019, the fair value of the derivative liability was $7,415,615.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

3/31/19
Risk free interest rate	2.21% - 2.60%
Stock volatility factor	40.0% - 270.0%
Weighted average expected option life	3 months - 5 years
Expected dividend yield	None

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

6.	RESTRICTED STOCK AND WARRANTS

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants (Continued)

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

On August 9, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employees and Consultants RSGA”) with two of its consultants and two employees, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employees and Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Employees and Consultants RSGA provides to the employees and consultants the issuance of an aggregate of 8,500,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the respective consultants in various amounts an aggregate of 4,250,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue an aggregate of 4,250,000 shares of its common stock to respective consultants, in various amounts of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On September 28, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Sep 2018 Consultants RSGA”) with two of its consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Sep 2018 Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Sep 2018 Consultants RSGA provides to the consultants the issuance of an aggregate of 27,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the respective consultants in various amounts an aggregate of 13,500,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue an aggregate of 13,500,000 shares of its common stock to respective consultants, in various amounts of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Warrants

As of March 31, 2019, the Company issued no warrants during the period. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2019:

March 31, 2019
Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding - beginning of the period	250,912,025	$5.40
Granted	-	-
Exercised	-	-
Forfeited
Outstanding - end of the period	250,912,025	$5.40

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

Warrants (Continued)

At March 31, 2019, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.012	6,824,924	6,824,924	0.17
$0.250	244,087,101	244,087,101	2.37
	250,912,025	250,912,025

At March 31, 2019, the aggregate intrinsic value of the warrants outstanding was $0.

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Equipment Contracts	$446,233	$984,754
Component Sales	263,259	307,445
Services Sales	32,551	11,340
Licensing Fees	-	30,000
	$742,043	$1,333,539

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ending March 31, 2019 was $104,383 and for the year ending December 31, 2018 was $111,001. The contract liability for the three months ending March 31, 2019 was $132,391 and for the year ending December 31, 2018 was $112,894.

8.	FINANCIAL ASSETS

Convertible Note Receivable

On May 22, 2018, the Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. The Note bears a default clause, which increases the rate of interest to 20% automatic late fee on the unpaid balance, plus the monthly interest increases to 20%, if the accrued interest is not paid per the agreement every six months. As of March 31, 2019, the issuer defaulted on the convertible note, and was charged $16,980 in interest for the period. As of March 31, 2019, the note included principal of $80,000 plus accrued interest of $23,935.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

8.	FINANCIAL ASSETS (Continued)

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of March 31, 2019, the fair value of the preferred shares was $15,600.

9.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The balance as of March 31, 2019 was $555,215, less finance cost of $12,566 for a net balance of $542,649.

10.	RELATED PARTY LOANS PAYABLE

Promissory Note Payable

The Company entered into a promissory note payable on July 18, 2018 for the sum of $75,000. The principal consists of $67,500 plus a $7,500 origination fee. The interest is sixty-nine percent per annum. The monthly payments are $4,318, and the maturity date of the Note is August 1, 2028. The note is personally guaranteed by the Company’s CEO.

As of March 31, 2019, the maturities are summarized as follows:

Promissory note payable	$74,956
Less current portion	110
Long term portion	$74,846

Long term maturities for the next five years are as follows:
2020	$110
2021	214
2022	419
2023	820
2024 through 2028	73,393
$74,956

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

10.	RELATED PARTY LOANS PAYABLE (Continued)

LOANS PAYABLE – RELATED PARTY

The Company’s CEO loaned the Company $248,870 during the year ended December 31, 2018. The loans bear interest at various rates to be at various maturity dates. The funds were used for operating expenses. The principal balance as December 31, 2018 was $219,841. During the three months ended March 31, 2019, the Company made principal payments in the amount of $15,674, leaving a balance of $204,167 as of March 31, 2019.

11.	CAPITAL LEASES

The Company entered into a five (5) year equipment lease in the amount of $45,440, which was recorded as a capital lease. The lease is for a sixty (60) month term, and there are no escalation or renewal options associated with this lease. The lease has a purchase option to buy the equipment at the end of the lease for one dollar ($1). The monthly lease payments are $757 per month. The future minimum lease payments due as March 31, 2019 is $33,734.

As of March 31, 2019, the maturities are summarized as follows:

Capital lease	$33,734
Less current portion	9,088
Total long-term liabilities	$24,646

Long term maturities for the next four years are as follows:

Period Ending March 31,
2019	$9,088
2020	9,088
2021	9,088
2022	6,470
$33,734

12.	COMMITMENTS AND CONTINGENCIES

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2019

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

Between April 4, 2019 and May 13, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 615 shares of the Company’s Series I preferred stock for an aggregate purchase price of $615,000. The Company also issued an aggregate of 307.5 shares of its Series J preferred stock to the investors.

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

Between April 23, 2019 and May 6, 2019, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal and interest amount of $86,390 into an aggregate of 228,235,283 shares of the Company’s common stock.

In connection with certain one-time make good agreements, on April 30, 2019, the Company issued an aggregate of 9,178,744 shares of its common stock to certain holders of its common stock.

Between April 17, 2019 and April 30, 2019, the Company issued to consultants an aggregate of 43,888,889 shares of the Company’s common stock in lieu of cash considerations.

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

OriginClear Group

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

OriginClear is seeking to acquire companies to help industrial water users treat their water themselves, and often reuse it. We believe that assembling a group of water treatment companies is an opportunity for significant growth and increased Company value for the stockholders.

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

The Company intends to incorporate MWS as a wholly-owned subsidiary in the 2nd Quarter.

Expansion of the PWT and MWS Business-Lines

Beginning with its first installation, PWT built MWS components. We intend to expand this activity so that PWT can provide the production capability that MWS needs. This will include additional staffing particularly sales managers, engineers and project managers. In addition, we plan to expand the PWT facility with more engineering/project management space and another assembly building for MWS with fabrication tooling.

As reported on February 5, 2019, and completed in April 2019, OriginClear has expanded its manufacturer’s representative network to serve both PWT and MWS for customer lead generation.

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

The second product AWI private-labeled was a design for a 100,000 gallon per day desalination system, which AWI developed in collaboration with PWT for a large potential governmental contract in the region. It is now being offered more widely by AWI to solve pressing desalination problems in a compact and efficient footprint.

Technology Licensing Division

For its first eight years of operations, OriginClear focused on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed intellectual property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with the Group’s acquisition of profitable water treatment companies.

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

Technology of the Operating Units

PWT Differentiation

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

MWS Technology and Differentiation

As civil infrastructure ages and fails and as the costs for new and replacement infrastructure increase year over year, engineers and end-users are looking for new ways and methods of deploying water and wastewater systems that are less expensive (CAPEX) to deliver and much less expensive to own and operate (OPEX) with the mission intent of substantially increasing the replacement intervals (Life Cycle) currently experienced by conventional materials of construction and conventional product delivery models.

MWS leverages its total engineered solution capability with its emphasis on heavy plastic manufacturing to deliver product and infrastructure solutions that are radical departures from current steel and concrete systems. This represents a very attractive value proposition to consulting engineers and end-users where 98% of product and infrastructure solutions utilize concrete and steel materials for key system components. As such, MWS will focus on the rollout of its standardized heavy plastic pump station and smaller wastewater treatment systems product lines. The intent is to penetrate these two respective markets and capture a significant portion of the market opportunity over the next five years. Focus on these two product lines also represent the smallest investment in total in-house engineering resources which will substantially reduce expensive engineering labor costs. Both product lines utilize SRTP pipe to replace the custom designed and custom constructed concrete and steel systems used worldwide. The SRTP pipe is usually seen next to highways before it is buried for drainage.

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

MWS Intellectual Property

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

WaterChain, Inc.

WaterChain, Inc. was incorporated in June, 2018. In December, 2018, the Board granted initial founder’s shares with the Company retaining 35 percent. On December 24, 2018, the Board agreed to issue Grants of Rights to Issue Future Tokens (GRAFTs), which have zero value, only on a complimentary basis to certain investors in OriginClear private placements, with only one such GRAFT being issued. As of 12/31/2018, WaterChain, Inc. was inactive and is currently in research and development stage.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2019, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue and Cost of Sales

For the three months ended March 31, 2019, we had revenue of $742,042 compared to $1,333,539 for the three months ended March 31, 2018. The cost of sales for the three months ended March 31, 2019 was $723,263 compared to $959,666 for the three months ended March 31, 2018. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Our gross profit was $18,780 and $373,873 for the three months ended March 31, 2019 and 2018, respectively.

Selling and Marketing Expenses

 For the three months ended March 31, 2019, we had selling and marketing expenses of $482,659, compared to $341,933 for the prior three months ended March 31, 2018. The increase was due to investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses decreased by $99,548 to $587,070, for the three months ended March 31, 2019, compared to $686,618 for the three months ended March 31, 2018. The decrease was primarily due to the decrease in professional fees and dues and subscriptions.

Research and Development Cost

Research and development cost decreased by $19,589 to $23,950 for the three months ended March 31, 2019 compared to $43,539 for the three months ended March 31, 2018.

Other Income and (Expenses)

Other income and (expenses) decreased by $12,930,094 to $754,356 for the three months ended March 31, 2019, compared to $(12,175,738) for the three months ended March 31, 2018. The decrease was the result of an decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $(13,616,132), a decrease in commitment fees of $185,905, with an increase in interest expense of $181,410, which includes non-cash amortization of debt discount of $53,519, an increase in loss on conversion of debt in the amount of $388,074, an increase in loss on settlement of debt in the amount of $314,295, an increase in unrealized loss on investment securities in the amount of $7,200, and an increase in other income of $19,036.

Net Income/(Loss)

Our net loss decreased by $12,577,044 to $331,272 for the three months ended March 31, 2019, compared to a net loss of $12,888,316 for the prior three months ended March 31, 2018. The majority of the decrease in net loss was due primarily to an increase in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from our private placements during the three months ending March 31, 2019. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At March 31, 2019 and December 31, 2018, we had cash of $303,130 and $609,144, respectively, and working capital deficit of $12,614,939 and $12,888,290, respectively.  The increase in working capital deficit was due primarily to an increase in convertible note receivable, loans payable, deferred income, dividends payable, accounts payable and contracts receivable liabilities, with a decrease in non-cash derivative liabilities, accrued expenses, prepaid expenses, convertible notes receivable, cash and contract assets.

During the first three months of 2019, we raised $530,000 in an offering and issuance of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $686,500 for the three months ended March 31, 2019, compared to $446,330 for the prior period ended March 31, 2018. The increase in cash used in operating activities was primarily due to increase in professional fees and marketing expense.

Net cash flows provided by investing activities for the three months ended March 31, 2019 and 2018, were $0, respectively.

Net cash flows provided by financing activities was $380,486 for the three months ended March 31, 2019, as compared to $242,530 for the three months ended March 31, 2018. The increase in cash provided by financing activities was due to an increase in proceeds for issuance of preferred and common stock and cumulative dividends payable, with a decrease in debt financing through convertible promissory notes. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months. Although our proceeds from capital-raising transactions together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing. Additional financing may not be available of acceptable terms or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address the significant deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the current period ended March 31, 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Section 4(a)(2) Securities Issuances

Private Placement

Between April 25, 2019 and May 15, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 370 shares of the Company’s Series I preferred stock for an aggregate purchase price of $370,000. And in connection with the Series I Designation and Series J Designation, the Company issued an aggregate of 185 shares of its Series J preferred stock to certain holders of its Series I and Series J Preferred Stock.

Conversion of Notes

Between April 29, 2019 and May 6, 2019, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal and interest amount of $56,645 into an aggregate of 153,873,639 shares of the Company’s common stock.

Make Good Issuances

In connection with certain one-time make good agreements, on April 30, 2019, the Company issued an aggregate of 9,178,744 shares of its common stock to certain holders of its common stock.

Consultant Issuances

On April 30, 2019, the Company issued to consultants an aggregate of 13,888,889 shares of the Company’s common stock in lieu of cash considerations.

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2019	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)