Form 10-Q
period 2019-06-30
ORIGINCLEAR, INC.
filed 2019-08-19
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-147980

ORIGINCLEAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

525 S. Hewitt Street,
Los Angeles, California 90013

(Address of principal executive offices)

(323) 939-6645

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2019, there were 4,580,944,407, shares outstanding of the registrant’s common stock, par value $0.0001.

i

PART I

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$430,473	$609,144
Contracts receivable, less allowance for doubtful accounts of $6,996 and $6,996 respectively	209,538	309,223
Inventory	13,736	13,736
Contract assets	264,470	111,001
Convertible note receivable	109,879	84,900
Other receivable	2,500	-
Prepaid expenses	45,748	46,584

TOTAL CURRENT ASSETS	1,076,344	1,174,588

NET PROPERTY AND EQUIPMENT	137,712	154,250

OTHER ASSETS
Fair value investment-securities	18,400	22,800
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	26,367	30,767

TOTAL ASSETS	$1,240,423	$1,359,605

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable, including $9,688 and $1,199 to a related party as of June 30, 2019 and December 31, 2018, respectively	$1,262,060	$987,524
Accrued expenses	1,192,530	1,152,982
Cumulative preferred stock dividends payable	54,935	25,085
Contract liabilities	16,641	112,894
Capital lease, current portion	9,088	9,088
Deferred Income	140,217	-
Customer deposit	113,950	120,688
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $12,566 and $123,458 respectively	499,899	473,507
Loan payable, related party	188,208	219,841
Promissory note, current portion	100	110
Derivative liabilities	13,025,486	9,360,204
Convertible promissory notes, net of discount of $0 and $146,005, respectively	3,308,582	1,580,955

Total Current Liabilities	19,831,696	14,062,878

Long Term Liabilities
Capital lease, long term portion	22,374	26,918
Promissory note, long term portion	74,831	74,867
Convertible promissory notes, net of discount of $0 and $0, respectively	398,128	2,076,472

Total Long Term Liabilities	495,333	2,178,257

Total Liabilities	20,327,029	16,241,135

Series F 8% Convertible Preferred Stock, 1,678 and 1,743 shares issued and outstanding, respectively, redeemable value of $1,678,000 and $1,743,000, respectively	1,678,000	1,743,000
Series G 8% Convertible Preferred Stock, 530 and 0 shares issued and outstanding, respectively, redeemable value of $530,000 and $0, respectively	530,000	-
Series I/J 8% Convertible Preferred Stock, 1,196 and 0 shares issued and outstanding, respectively, redeemable value of $797,400 and $0, respectively	797,400	-
Series K/L 8% Convertible Preferred Stock, 131 and 0 shares issued and outstanding, respectively, redeemable value of $87,500 and $0, respectively	87,500	-

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized Series C, 1,000 shares issued and outstanding, respectively	-	-
Series D-1 38,500,000 shares issued and outstanding, respectively	3,850	3,850
Series E 2,139,649 shares issued and outstanding, respectively	214	214
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 3,627,321,477 and 1,750,487,243 equity shares issued and outstanding, respectively	362,733	175,049
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	64,379,254	63,004,472
Accumulated other comprehensive loss	(133)	(134)
Accumulated deficit	(86,925,424)	(79,807,981)

TOTAL SHAREHOLDERS’ DEFICIT	(22,179,506)	(16,624,530)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,240,423	$1,359,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$1,014,922	$1,250,604	$1,756,965	$2,584,143

Cost of Goods Sold	824,049	1,056,906	1,547,311	2,016,572

Gross Profit	190,873	193,698	209,654	567,571

Operating Expenses
Selling and marketing expenses	354,849	541,761	837,507	865,583
General and administrative expenses	584,241	666,964	1,171,314	1,371,693
Research and development	26,810	74,524	50,760	118,063
Depreciation and amortization expense	11,104	14,757	21,833	29,118

Total Operating Expenses	977,004	1,298,006	2,081,414	2,384,457

Loss from Operations	(786,131)	(1,104,308)	(1,871,760)	(1,816,886)

OTHER INCOME (EXPENSE)
Other income	5,944	30,867	24,980	30,867
Unrealized gain (loss) on investment securities	2,800	(13,800)	(4,400)	(13,800)
Loss on sale of asset	-	(406)	-	(406)
Loss on settlement of convertible notes	(27,590)	-	(341,885)	-
Commitment fee	(23,065)	(164,043)	(57,442)	(384,326)
Loss on conversion of debt	(233,152)	(137,460)	(747,556)	(263,790)
Gain (Loss) on net change in derivative liability and conversion of debt	(5,609,871)	3,930,428	(3,665,282)	(7,741,115)
Interest expense	(115,106)	(298,892)	(454,098)	(456,474)

TOTAL OTHER (EXPENSE) INCOME	(6,000,040)	3,346,694	(5,245,683)	(8,829,044)

NET INCOME (LOSS)	(6,786,171)	2,242,386	(7,117,443)	(10,645,930)

PREFERRED STOCK DIVIDENDS	(54,713)	-	(92,869)	-

NET INCOME (LOSS) AVAILABLE TO SHAREHOLDERS	$(6,840,884)	$2,242,386	$(7,210,312)	$(10,645,930)

BASIC AND DILUTED INCOME (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.00)	$0.02	$(0.01)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	3,090,014,802	143,826,219	1,305,303,535	133,501,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2109 AND 2018

	SIX MONTHS ENDED JUNE 30, 2018
					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	$1	112,888,964	$11,289	$58,618,560	$(134)	$(68,461,412)	$(9,831,696)

Common stock issuance for conversion of debt and accrued interest	-	-	7,442,162	744	192,565	-	-	193,309

Common stock issued at fair value for services	-	-	15,256,054	1,526	400,986	-	-	402,512

Stock compensation cost	-	-	-	-	13,032	-	-	13,032

Net loss	-	-	-	-	-	-	(12,888,316)	(12,888,316)
Balance at March 31, 2018 (unaudited)	4,333	1	135,587,180	13,559	59,225,143	(134)	(81,349,728)	(22,111,159)

Common stock issuance for conversion of debt and accrued interest	-	-	5,751,476	576	188,648	-	-	189,224

Common stock issued at fair value for services	-	-	11,196,567	1,119	349,283	-	-	350,402

Series D Preferred stock issued through a private placement	15,805,554	1,581	-	-	278,419	-	-	280,000

Net Income	-	-	-	-	-	-	2,242,386	2,242,386
Balance at June 30, 2018 (unaudited)	15,809,887	$1,582	152,535,223	$15,254	$60,041,493	$(134)	$(79,107,342)	$(19,049,147)

	SIX MONTHS ENDED JUNE 30, 2019
					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2018	40,640,649	$4,064	1,750,487,243	$175,049	$63,004,472	$(134)	$(79,807,981)	$(16,624,530)

Common stock issuance for conversion of debt and accrued interest	-	-	626,028,089	62,603	828,652	-	-	891,255

Common stock issued at fair value for services	-	-	233,078,882	23,308	255,921	-	-	279,229

Common stock issued through a private placement for purchase of Series G Preferred stock	-	-	165,598,887	16,560	(16,560)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(38,156)	-	-	(38,156)

Other comprehensive gain	-	-	-	-	-	1	-	1

Net Loss	-	-	-	-	-	-	(331,272)	(331,272)
Balance at March 31, 2019 (unaudited)	40,640,649	4,064	2,775,193,101	277,520	64,034,329	(133)	(80,139,253)	(15,823,473)

Common stock issuance for conversion of debt and accrued interest	-	-	659,199,877	65,920	314,826	-	-	380,746

Common stock issued at fair value for services	-	-	192,928,499	19,293	84,812	-	-	104,105

Cumulative preferred stock dividend	-	-	-	-	(54,713)	-	-	(54,713)

Other comprehensive gain	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	(6,786,171)	(6,786,171)
Balance at June 30, 2019 (unaudited)	40,640,649	$4,064	3,627,321,477	$362,733	$64,379,254	$(133)	$(86,925,424)	$(22,179,506)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,117,443)	$(10,645,930)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,833	29,118
Common stock and warrants issued for services	383,334	752,914
Stock option and warrant compensation expense	-	13,032
Loss on net change in valuation of derivative liability	3,665,282	7,741,115
Loss on conversion of debt	747,556	263,790
Loss on settlement of debt	341,885	-
Debt discount recognized as interest expense	146,005	218,529
Loss on sale of asset	-	406
Net unrealized loss on fair value of security	4,400	13,800
Amortization of financing cost	110,891	-
Change in Assets (Increase) Decrease in:
Contracts receivable	99,685	(18,210)
Contract asset	(153,469)	(133,382)
Convertible note receivable	(24,979)	-
Inventory asset	-	(123)
Prepaid expenses and other assets	836	10,972
Work in process	(2,500)	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	274,536	323,121
Accrued expenses	125,389	255,605
Contract liabilities	(96,253)	174,889
Customer deposit	(6,738)	-
Deferred income	140,217	47,379

NET CASH USED IN OPERATING ACTIVITIES	(1,339,533)	(952,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fair value investment - security	-	(100,000)
Convertible note receivable	-	(80,000)
Proceeds from sale of asset	-	2,000
Purchase of fixed assets	(5,296)	(15,000)

NET CASH USED IN INVESTING ACTIVITIES	(5,296)	(193,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(4,544)	(4,890)
Payments on loan payable, truck	-	(13,044)
Payments on loan payable, merchant cash advance	(84,500)	-
Payments on loan payable, related party	(31,633)	-
Proceeds from loan payable, related party	-	248,870
Payments on promissory note payable, related party	(46)	-
Payment of cumulative preferred stock dividends	(63,019)	-
Proceeds from convertible promissory notes	-	633,750
Payment on redemption of preferred stock	(65,000)	-
Proceeds from issuance of preferred stock for cash	1,414,900	280,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,166,158	1,144,686

NET DECREASE IN CASH	(178,671)	(1,289)

CASH BEGINNING OF PERIOD	609,144	439,822

CASH END OF PERIOD	$430,473	$438,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,926	$72,531
Taxes paid	$-	$-
Proceeds from loan payable, related party	$-	$248,870

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$1,272,001	$382,533
Common stock issued at fair value for supplemental shares	$-	$382,747
Capitalized leased asset	$-	$45,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) (formerly OriginOil, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

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

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the unaudited condensed consolidated financial statements.

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

Six months ended June 30, 2019

The Company has excluded 244,087,101 shares of common stock issuable pursuant to outstanding warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,706,710, and shares issuable from convertible preferred stock for the three and six months ended June 30, 2019, because their impact on the loss per share is anti-dilutive.

Six Months Ended June 30, 2018

The Company has excluded 3,679,637 shares of common stock issuable pursuant to outstanding stock options, 17,985,380 shares of common stock issuable pursuant to outstanding warrants, shares of common stock issuable pursuant to outstanding convertible debt of $4,363,818 and shares of common stock issuable pursuant to outstanding convertible preferred stock for the three and six months ended June 30, 2018, because their impact on the loss per share is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, debt beneficial conversion features, fair value investments, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts were $6,996 as of June 30, 2019 and December 31, 2018, respectively. The net contract receivable balance was $209,538 and $309,223 at June 30, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the balances reported for cash, contract receivables, contract assets, prepaid expenses, accounts payable, contract liabilities, and accrued expenses, and derivative instruments approximate the fair value because of their short maturities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

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

The following table presents certain investments and liabilities of the Company’s financial assets and liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$18,400	$18,400	$-	$-

Total Assets measured at fair value	$18,400	$18,400	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$13,025,486	$-	$-	$13,025,486

Total liabilities measured at fair value	$13,025,486	$-	$-	$13,025,486

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2019	$9,360,204
Fair Value of derivative liabilities issued	-
Loss on net change in derivative liability	3,665,282
Balance as of June 30, 2019	$13,025,486

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

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

The new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12 on the Company’s unaudited condensed consolidated financial statements, which had no material impact.

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company adopted ASU 2018-07 on the January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Reclassification of Expenses

During the six months ended June 30, 2019, certain expenses were reclassified in the financial statements, which had no material effect.

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

Series D-1

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible preferred stock (the “Series D-1 preferred stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock have a par value of $0.0001 per share. The shares of Series D-1 preferred stock do not have a dividend rate or liquidation preference. Each share of Series D-1 preferred stock is convertible into one share of common stock. The shares of Series D-1 preferred stock do not carry any voting rights. At no time may all or a portion of the Series D-1 preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion upon 61 days written notice. The Company issued an aggregate of 38,500,000 Series D-1 preferred shares for services. As of June 30, 2019, there were 38,500,000 Series D-1 preferred shares issued and outstanding.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series E

On August 14, 2018, the Company filed a Certificate of Designation for its 0% Series E Convertible preferred stock (the “Series E preferred stock”) with the Secretary of State of Nevada designating 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock have a par value of $0.0001 per share. The shares of Series E preferred stock do not have a dividend rate or liquidation preference. Each share of Series E preferred stock is convertible into a number of shares of common stock equal to the greater of (A) 100 shares of common stock and (B) the number of shares of common stock the holder would have received pursuant to such holder’s respective subscription agreement if the preferred shares were priced based on the average closing sale price of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is 50% of the purchase price paid by any purchase of the Series E preferred stock. The shares of Series E preferred stock do not carry any voting rights. At no time may all or a portion of the Series E preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion upon 61 days written notice. As of June 30, 2019, there were 2,139,649 shares of Series E preferred stock issued and outstanding. In connection with the issuance of the Series E preferred stock, the Company also issued one hundred warrants to purchase shares of common stock for each share of Series E preferred stock.

Series F

On August 14, 2018, the Company filed a Certificate of Designation for its Series F Convertible preferred stock (the “Series F preferred stock”) with the Secretary of State of Nevada designating 6,000 shares of Series F Preferred Stock. The shares of Series F preferred stock have a par value of $0.0001 per share. The shares of Series F preferred stock have a liquidation preference of stated value per share of $1,000 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock or any other series of capital stock (other than the Series B Preferred Stock) then-existing or thereinafter created. The stated value of Series F preferred stock is $1,000 per share and holders of Series F preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company may exercise such redemption right by providing a minimum of 5 days written notice of such redemption to the Holders. In the event the Company exercises such redemption right for less than all of the then-outstanding shares of Series F preferred stock, the Company shall redeem the outstanding shares of the Holders of a pro-rata basis. The Series F is mandatorily redeemable on September 1, 2020. The Series F Preferred Stock is not convertible into common stock. As of June 30, 2019, the Company accrued dividends in the amount of $33,560. As of June 30, 2019, there were 1,678 shares of Series F preferred stock issued and outstanding.

Series G

On January 16, 2019, the Company filed a Series G Certificate of Designation with the Nevada Secretary of State (the “Series G Designation”). Pursuant to the Series G Designation, the Company may issue up to 6,000 shares of Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser shall receive shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. Between January 16, 2019 and March 20, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 530 shares of the Company’s Series G preferred stock for an aggregate purchase price of $530,000. As of June 30, 2019, the Company issued an aggregate of 165,598,887 shares of its common stock to certain holders of its Series G preferred stock. As of June 30, 2019, the Company accrued dividends in the amount of $10,600.

Series I / J

On April 3, 2019, the Company filed a Series I Certificate of Designation (the “Series I COD”) for its Series I Preferred Stock (the “Series I”) and a Series J Certificate of designation (the “Series J COD”) for its Series J Preferred Stock (the “Series J”) with the Nevada Secretary of State. Pursuant to the Series I COD, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. Pursuant to the Series J COD, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed Series F preferred stock and Series G preferred stock. As of June 30, 2019, the Company issued an aggregate of 797.4 shares of its Series I preferred stock and 398.7 shares of its Series J preferred stock. As of June 30, 2019, the Company accrued dividends in the amount of $10,432.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series K / L

On June 3, 2019, the Company executed a Series K Certificate of Designation (the “Series K COD”) for its Series K Preferred Stock (the “Series K”) and a Series L Certificate of designation (the “Series L COD”) for its Series L Preferred Stock (the “Series L”). Pursuant to the Series K COD, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. Pursuant to the Series L COD, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into validly-issued, fully paid and non-assessable shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed investment rounds. As of June 30, 2019, the Company issued an aggregate of 87.5 shares of its Series K preferred stock and 43.75 shares of its Series L preferred stock. As of June 30, 2019, the Company accrued dividends in the amount of $118.

Common Stock

On April 23, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company from 8,000,000,000 to 16,000,000,000.

Six months ended June 30, 2019

The Company issued 1,285,227,966 shares of common stock upon conversion of convertible promissory notes in an aggregate principal amount of $384,588, and a default settlement of $60,775, plus interest in the amount of $79,082, with an aggregate fair value loss on conversion of debt in the amount of $747,556, based upon conversion prices of $0.0003 to $0.0018.

The Company issued 426,007,381 shares of common stock for services at fair value of $383,334.

The Company issued 165,598,887 shares of common stock through a private placement for purchase of Series G preferred stock.

Six months ended June 30, 2018

The Company issued 13,193,638 shares of common stock upon conversion of convertible promissory notes in an aggregate principal in the amount of $88,000, plus interest in the amount of $30,743, with an aggregate fair value loss on conversion of debt in the amount of $263,790, based upon conversion prices of $0.019 to $0.0329.

The Company issued 26,452,621 shares of common stock for services at fair value of $752,914.

4.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,706,710
Less current portion	3,308,582
Total long-term liabilities	$398,128

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next four years are as follows:

Period Ending
June 30, 2019	Amount
2020	3,308,582
2021	325,000
2022	-
2023	73,128
$3,706,710

The remaining balance in convertible promissory notes as of June 30, 2019 was $3,706,710.

On various dates, the Company issued unsecured convertible promissory notes (the “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $2.10 to $4.90 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the six months ended June 30, 2019, the Company issued 515,481,277 shares of common stock, upon conversion of $142,300 in principal, plus accrued interest of $63,247, with a fair value loss on settlement of $299,284. As of June 30, 2019, the Notes had an aggregate remaining balance of $1,137,000.

As of December 31, 2018, the unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $143,228, The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes matured on June 30, 2018, and were extended through June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $15.31. After the amendment, the conversion price changed to the lesser of $2.80 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the six months ended June 30, 2019, the Company issued 140,222,222 shares of common stock upon conversion of $70,100 in principal, with a fair value loss on conversion of debt in the amount of $126,144. As of June 30, 2019, the remaining balance on the note was $73,128.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per annum. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $0.70 to $2.80 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of June 30, 2019, was $1,325,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2019, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of June 30, 2019, the remaining balance on the Sep 2016 Note was $430,896.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the “Jan-Aug 2018 Notes”), in the aggregate amount of $293,000 on various dates from January 24, 2018 thru August 28, 2018. The Jan-Aug 2018 Notes matures on dates from January 24, 2018 thru August 28, 2019. The Jan-Aug 2018 Notes bear interest at 10% per annum. The Jan-Aug 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Aug 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Aug 2018 Notes. During the six months ended June 30, 2019, the Company issued 148,027,924 shares of common stock, upon conversion of principal in the amount of $81,000, plus accrued interest of $5,903, and a loss on settlement of $40,500, with a fair value loss on conversion of debt in the amount of $99,667. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,260 during the six months ended June 30, 2019. As of June 30, 2019, the Jan-Aug 2018 Notes were fully converted.

The Company issued two (2) unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes had a maturity date of February 23, 2019, and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two notes was funded with cash and the Company must agree to the funding of the second of the two Feb 2018 Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The second of the Feb 2018 Notes was issued on August 23, 2018 in the amount of $78,750. The second of the Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. During the period ended June 30, 2019, the Company entered into a settlement agreement with the investor in the amount of $20,275 (50% of the outstanding balance of $40,550), based on the outstanding balance due and payable under the Notes. During the six months ended June 30, 2019, the Company issued 153,329,894 shares of common stock, upon conversion of principal in the amount of $40,550, plus accrued interest of $5,206, and a loss on settlement of $20,275, with a fair value loss on conversion of debt of $131,781. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $50,702 during the six months ended June 30, 2019. As of June 30, 2019, the Note was fully converted.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes mature on April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the six months ended June 30, 2019, the Company issued 25,000,000 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 5,261,538,462 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but no limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,605 during the six months ended June 30, 2019. As of June 30, 2019, the remaining balance on the Apr & May 2018 Notes were $542,752, plus accrued interest of $27,248, which includes the settlement.

The Company issued an unsecured convertible promissory notes (the “Nov 2018 Note”), in the sum amount of $75,000 on November 30, 2018. The Nov 2018 Note matures on November 30, 2019. The Nov 2018 Note bears interest at 10% per annum. The Nov 2018 Note may be converted into shares of the Company’s common stock at a fixed conversion price of $0.05 per share or 50% of the average three (3) lowest trading prices twenty (20) trading days prior to conversion. The conversion feature of the Nov 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the six months ended June 30, 2019, the Company issued 303,166,649 shares of common stock upon conversion of principal in the amount of $44,114, with a fair value loss on conversion of debt in the amount of $74,430. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,438 during the six months ended June 30, 2019. As of June 30, 2019, the remaining balance on the Nov 2018 Note was $30,886.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

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

The derivative liability recognized in the financial statements as of June 30, 2019 was $13,025,486.

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

During the six months ended June 30, 2019, the Company converted $384,588 in principal of convertible promissory notes, plus accrued interest of $79,082, and a loss on settlement of debt in the amount of $60,775. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on conversion of debt in the amount of $767,831 in the statement of operations for the six months ended June 30, 2019. At June 30, 2019, the fair value of the derivative liability was $13,025,486.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

6/30/19
Risk free interest rate	1.75% - 2.27%
Stock volatility factor	102.0% - 285.0%
Weighted average expected option life	1 months - 5 years
Expected dividend yield	None

6.	RESTRICTED STOCK AND WARRANTS

Restricted Stock to CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 1,714,286 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 857,143 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 857,143 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

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

On April 19, 2019, the Company entered into Restricted Stock Grant Agreements (the “April RSGA”) with its Chief Executive Officer, Riggs Eckelberry to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the April RSGA are performance based shares and none have yet vested nor have any been issued. The April RSGA provide for the issuance of up to an aggregate of 30,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 15,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 15,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Employee RSGAs”) with two employees, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee RSGAs are performance based shares and none have yet vested nor have any been issued. The Employee RSGAs provide to each of the employees the issuance of up to 857,143 shares of the Company’s common stock to the employee provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue to each of the employees up to 428,571 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to each of the employees up to 428,571 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Consultants RSGA”) with two consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 285,714 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 142,857 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to each of the consultants up to 142,857 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On November 10, 2017, the Company entered into a Restricted Stock Grant Agreement (the “Nov Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Nov Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Nov Employee RSGA provides the issuance of up to 2,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the employee up to 1,000,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the employee up to 1,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employee and Consultant RSGA”) with one employee and one consultant, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee and Consultant RSGA are performance based shares and none have yet vested nor have any been issued. The Employee and Consultant RSGA provides to the employee and consultant the issuance of an aggregate of 4,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the employee and consultant an aggregate of 2,000,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the employee and consultant an aggregate of 2,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 9, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employee and Consultants RSGA”) with three consultants and one employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee and Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Employee and Consultants RSGA provides to the employee and consultants the issuance of an aggregate of 8,500,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the employee and consultants in various amounts an aggregate of 4,250,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the employee and consultants in various amounts an aggregate of 4,250,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On September 28, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Sep 2018 Consultants RSGA”) with two consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Sep 2018 Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Sep 2018 Consultants RSGA provides to the consultants the issuance of an aggregate of 27,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the consultants in various amounts an aggregate of 13,500,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the consultants in various amounts an aggregate of 13,500,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On April 19, 2019, the Company entered into a Restricted Stock Grant Agreement (the “Apr 2019 RSGAs”) with three board members and five consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Apr 2019 RSGAs are performance based shares and none have yet vested nor have any been issued. The Apr 2019 RSGAs provide to the consultants and board members the issuance of an aggregate of 60,000,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the board members and consultants in various amounts an aggregate of 30,000,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the board members and consultants in various amounts an aggregate of 30,000,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

Warrants

As of June 30, 2019, the Company issued no warrants during the period. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2019:

	June 30, 2019
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	250,912,025	$0.24
Granted	-	-
Exercised	-	-
Forfeited/Expired	(6,824,924)	$0.12
Outstanding - end of the period	244,087,101	$0.25

At June 30, 2019, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.250	244,087,101	244,087,101	2.37
	244,087,101	244,087,101

At June 30, 2019, the aggregate intrinsic value of the warrants outstanding was $0.

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Equipment Contracts	$1,199,080	$1,864,686
Component Sales	488,265	624,564
Services Sales	59,620	49,286
Licensing Fees	10,000	45,607
	$1,756,965	$2,584,143

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ending June 30, 2019 was $264,470 and for the year ending December 31, 2018 was $111,001. The contract liability for the six months ending June 30, 2019 was $16,641 and for the year ending December 31, 2018 was $112,894.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

8.

FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. The Note bears a default clause, which increases the rate of interest to 20% automatic late fee on the unpaid balance, plus the monthly interest increases to 20%, if the accrued interest is not paid per the agreement every six months. As of June 30, 2019, the issuer defaulted on the convertible note, and was charged $16,980 in interest for the period. As of June 30, 2019, the note included principal of $80,000 plus accrued interest of $29,879.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of June 30, 2019, the fair value of the preferred shares was $18,400.

9.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The net balance as of June 30, 2019 was $512,465, less finance cost of $12,566 for a net balance of $499,899.

Promissory Note Payable

The Company entered into a promissory note payable on July 18, 2018 for the sum of $75,000. The principal consists of $67,500 plus a $7,500 origination fee. The interest is sixty-nine percent per annum. The monthly payments are $4,318, and the maturity date of the Note is August 1, 2028. The note is personally guaranteed by the Company’s CEO.

As of June 30, 2019, the maturities are summarized as follows:

Promissory note payable	$74,931
Less current portion	100
Long term portion	$74,831

Long term maturities for the next five years are as follows:
2020	$297
2021	419
2022	693
2023	820
2024 thru 2028	72,702
$74,931

LOAN PAYABLE – RELATED PARTY

The Company’s CEO loaned the Company $248,870 during the year ended December 31, 2018. The loans bear interest at various rates to be at various maturity dates. The funds were used for operating expenses. The principal balance as December 31, 2018 was $219,841. During the six months ended June 30, 2019, the Company made principal payments in the amount of $31,633, leaving a balance of $188,208 as of June 30, 2019.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2019

10.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018 with a purchase option at the end of the lease for $1.00.

Capital Lease – Equipment

The Company entered into a five (5) year equipment lease in the amount of $45,440, which was recorded as a capital lease. The lease is for a sixty (60) month term, and there are no escalation or renewal options associated with this lease. The lease has a purchase option to buy the equipment at the end of the lease for one dollar ($1). The monthly lease payments are $757 per month. The future minimum lease payments due as of June 30, 2019 total $31,462.

As of June 30, 2019, the maturities are summarized as follows:

Capital lease	$31,462
Less current portion	9,088
Total long-term liabilities	$22,374

Long term maturities for the next four years are as follows:

Period Ending June 30,
2019	$9,088
2020	9,088
2021	9,088
2022	4,198
$31,462

11.	COMMITMENTS AND CONTINGENCIES

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

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between July 5, 2019 and August 8, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 625 shares of the Company’s Series K preferred stock for an aggregate purchase price of $625,000. The Company also issued an aggregate of 312.5 shares of its Series L preferred stock to the investors.

Between July 17, 2019 and August 8, 2019, holders of convertible notes, known in our filings as “Convertible Promissory Notes” converted an aggregate outstanding principal and interest amount of $68,087 into an aggregate of 680,866,641 shares of the Company’s common stock.

In connection with certain one-time make good agreements, on July 31, 2019, the Company issued an aggregate of 27,672,956 shares of its common stock to certain holders of its common stock.

Between July 31, 2019 and August 2, 2019, the Company issued to consultants an aggregate of 38,333,333 shares of the Company’s common stock in lieu of cash considerations.

On August 14, 2019, the Company’s Board of Directors approved amendments and new Restricted Stock Grant Agreements (the amended and new “Aug 2019 RSGAs”) for its Chief Executive Officer, Riggs Eckelberry, three members of the Board, five consultants and all full-time employees to create incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Aug 2019 RSGAs are performance based shares and none have yet vested nor have any been issued. The Aug 2019 RSGAs provide for the issuance of up to an aggregate of 779,000,000 shares of the Company’s common stock as follows: 125,000,000 to the CEO, 20,000,000 to each of the other three members of the Board, an aggregate of 99,000,000 to five consultants, and an aggregate of 495,000,000 to all full-time employees provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue in various amounts up to an aggregate of 389,500,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue in various amounts up to an aggregate of 389,500,000 shares of its common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance, including an alternate vesting election after two years.

On August 15, 2019 the Company issued to consultants an aggregate of 206,750,000 shares of the Company’s common stock for services.

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

Progressive Water Treatment Inc.

Since October 1, 2015, Dallas-based Progressive Water Treatment Inc. (“PWT”) has been a wholly-owned subsidiary of the Company. PWT is a versatile designer, builder and service provider for a wide range of industrial water treatment applications.

With the PWT and future potential acquisitions, the creation of the Modular Water Systems division which is housed in PWT, and integrating its proprietary technology, OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

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

With PWT and other companies as fabricators and assemblers, MWS designs, manufactures and delivers prefabricated water transport (pump stations) and wastewater treatment plant (“WWTP”) products to customers and end-users that have to clean their own wastewater. It uses Structurally Reinforced Thermoplastic (“SRTP”) materials to focus on patented developing water and wastewater collection, conveyance, and treatment systems that have high performance and sustainability. Typical customers may include schools, small communities, institutional facilities, real estate developments, factories, and industrial parks. Dan Early has pioneered the use of heavy reinforced plastic materials to create modular “water-systems-in-a-box”. Not only is reinforced thermoplastic faster and cheaper to build, but it can have three times the lifespan, or more, compared with concrete-and-steel construction. His inventions have led to the patented Wastewater System & Method and four other patents, which OriginClear has licensed exclusively for the world.

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

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers.

	Description	Patent Numbers	Date Patent Issued	Date Patent Expires
1	Wastewater System & Method	US 8,372,274 B2	Feb 12, 2013	Jul 16, 2031
WO2011088197A2
2	Steel Reinforced HDPE Rainwater Harvesting	US 8,561,633 B2	Oct 22, 2013	May 16, 2032
3	Wastewater Treatment System CIP	US 8,871,089 B2	Oct 28, 2014	May 7, 2032
4	Scum Removal System for Liquids	US 9,205,353 B2	Dec 8, 2015	Feb19, 2034
5	Portable, Steel Reinforced HDPE Pump Station CIP	US 9,217,244 B2	Dec 22, 2015	Oct 20, 2031

With the rising need for local, point-of-use or point-of-discharge water treatment solutions, the Modular Water Systems licensed IP family is the core to a portable, integrated, transportable, plug-and-play system that, unlike other packaged solutions, can be manufactured in series, have a longer life and are more respectful of the environment.

WaterChain, Inc.

WaterChain, Inc. was incorporated in June, 2018. In December, 2018, the Board granted initial founder’s shares with the Company retaining 35 percent. On December 24, 2018, the Board agreed to issue Grants of Rights to Issue Future Tokens (GRAFTs), which have zero value, only on a complimentary basis to certain investors in OriginClear private placements, with only one such GRAFT being issued. WaterChain, Inc. is currently in research and development stage.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended June 30, 2019, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue and Cost of Sales

For the three months ended June 30, 2019, we had revenue of $1,014,922 compared to $1,250,604 for the three months ended June 30, 2018. The cost of sales for the three months ended June 30, 2019 was $824,049 compared to $1,056,906 for the three months ended June 30, 2018. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Our gross profit was $190,873 and $193,698 for the three months ended June 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2019, we had selling and marketing expenses of $354,849, compared to $541,761 for the three months ended June 30, 2018. The decrease was primarily due to a decrease in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses decreased by $82,723 to $584,241, for the three months ended June 30, 2019, compared to $666,964 for the three months ended June 30, 2018. The decrease was primarily due to the decrease in professional fees and dues and subscriptions.

Research and Development Cost

Research and development cost for the three months ended June 30, 2019 and 2018, were $26,810 and $74,524, respectively. The decrease in research and development costs was primarily due to a decrease in salaries, durable items and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the three months ended June 30, 2019 and 2018, were $(6,000,040) and $3,346,694, respectively. The increase in other income (expenses) of $9,346,734 was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $9,540,299, an increase in loss on conversion of debt in the amount of $95,692, an increase in loss on settlement of convertible debt in the amount of $27,590, with a decrease in unrealized loss on investment securities in the amount of $16,600, with a decrease in other income in the amount of $24,923, a decrease in interest expense of $183,786, which includes non-cash amortization of debt discount of $13,528, a decrease in commitment fees in the amount of $140,978, and a decrease in loss on sale of asset of $406.

Net Income/(Loss)

Our net loss for the three months ended June 30, 2019 was $6,786,171, compared to net income of $2,242,386 for the three months ended June 30, 2018. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue and Cost of Sales

For the six months ended June 30, 2019, we had revenue of $1,756,965 compared to $2,584,143 for the six months ended June 30, 2018. The cost of sales for the six months ended June 30, 2019 was $1,547,311 compared to $2,016,572 for the six months ended June 30, 2018. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Our gross profit was $209,654 and $567,571 for the six months ended June 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2019, we had selling and marketing expenses of $837,507, compared to $865,583 for the six months ended June 30, 2018. The decrease was due to a decrease in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses decreased by $200,379 to $1,171,314, for the six months ended June 30, 2019, compared to $1,371,693 for the six months ended June 30, 2018. The decrease was primarily due to the decrease in professional fees, travel, payroll expense, and dues and subscriptions.

Research and Development Cost

Research and development cost for the six months ended June 30, 2019 and 2018, were $50,760 and $118,063, respectively. The decrease in research and development costs was primarily due to a decrease in salaries, durable items and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the six months ended June 30, 2019 and 2018, were $(5,245,683) and $(8,829,044), respectively. The decrease in other income (expenses) of $(3,583,361) was primarily the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $4,075,833, a decrease in interest expense of $2,376, which includes non-cash amortization of debt discount of $146,005, and a decrease in other income of $5,887, a decrease in unrealized loss on investment securities of $9,400, and a decrease in loss on sale of asset in the amount of $406, a decrease in commitment fees of $326,884, with an increase in loss on settlement of convertible notes in the amount of $341,885, and an increase in loss on conversion of debt in the amount of $483,766.

Net Income/(Loss)

Our net loss for the six months ended June 30, 2019 was $7,117,443, compared to net loss of $10,645,930 for the six months ended June 30, 2018. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from our private placements during the six months ending June 30, 2019. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At June 30, 2019 and December 31, 2018, we had cash of $430,473 and $609,144, respectively, and working capital deficit of $18,755,352 and $12,888,290, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible note receivable, deferred income, dividends payable, accounts payable, accrued expenses and loans payable, with a decrease in contracts receivable liabilities, cash and contract assets.

During the first six months of 2019, we raised $1,414,900 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,339,533 for the six months ended June 30, 2019, compared to $952,975 for the six months ended June 30, 2018. The increase in cash used in operating activities was primarily due to increase in deferred income.

Net cash flows used in investing activities for the six months ended June 30, 2019 and 2018, were $5,296 and $193,000, respectively. The decrease was due to limited investments in the current period.

Net cash flows provided by financing activities was $1,166,158 for the six months ended June 30, 2019, as compared to $1,144,686 for the six months ended June 30, 2018. The increase in cash provided by financing activities was due to an increase in proceeds from sales of preferred and common stock with a decrease in debt financing through convertible promissory notes. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address the deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended June 30, 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2019, the Company sold an aggregate of 87.5 shares of its Series K preferred stock and 43.75 shares of its Series L preferred stock to accredited investors for gross proceeds of $87,500.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Designation of Series K Preferred Stock filed with Secretary of State of Nevada August 14, 2019
3.2	Certificate of Designation of Series L Preferred Stock filed with Secretary of State of Nevada August 14, 2019
10.1	Form of Subscription Agreement for shares of Series K and L Preferred Stock
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Form of Restricted Stock Award Agreement
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINCLEAR, INC.

Dated: August 19, 2019	By:	/s/ T. Riggs Eckelberry
T. Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)