Form 10-Q
period 2019-09-30
ORIGINCLEAR, INC.
filed 2019-11-21
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 19, 2019, there were 3,915,744, shares outstanding of the registrant’s common stock, par value $0.0001.

i

PART I

Item 1. Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$513,926	$609,144
Contracts receivable, less allowance for doubtful accounts of $0 and $6,996 respectively	454,521	309,223
Inventory	-	13,736
Contract assets	13,289	111,001
Convertible note receivable	113,879	84,900
Other receivable	2,500	-
Prepaid expenses	40,189	46,584

TOTAL CURRENT ASSETS	1,138,304	1,174,588

NET PROPERTY AND EQUIPMENT	126,407	154,250

OTHER ASSETS
Fair value investment-securities	14,000	22,800
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	21,967	30,767

TOTAL ASSETS	$1,286,678	$1,359,605

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$813,815	$987,524
Accrued expenses	1,205,685	1,152,982
Cumulative preferred stock dividends payable	74,982	25,085
Contract liabilities	318,151	112,894
Capital lease, current portion	9,088	9,088
Deferred Income	71,917	-
Customer deposit	113,950	120,688
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $12,566 and $123,458 respectively	501,615	473,507
Loan payable, related party	206,577	219,841
Promissory note, current portion	-	110
Derivative liabilities	13,615,889	9,360,204
Convertible promissory notes, net of discount of $0 and $146,005, respectively	2,911,944	1,580,955

Total Current Liabilities	19,863,613	14,062,878

Long Term Liabilities
Capital lease, long term portion	19,345	26,918
Promissory note, long term portion	-	74,867
Convertible promissory notes, net of discount of $0 and $0, respectively	726,949	2,076,472

Total Long Term Liabilities	746,294	2,178,257

Total Liabilities	20,609,907	16,241,135

Series F 8% Convertible Preferred Stock, 1,678 and 1,743 shares issued and outstanding, respectively, redeemable value of $1,678,000 and $1,743,000, respectively	1,678,000	1,743,000
Series G 8% Convertible Preferred Stock, 530 shares issued and outstanding, respectively, redeemable value of $530,000 and $0, respectively	530,000	-
Series I/J 8% Convertible Preferred Stock, 1,196 shares issued and outstanding, respectively, redeemable value of $797,400 and $0, respectively	797,400	-
Series K/L 8% Convertible Preferred Stock, 1,898 shares issued and outstanding, respectively, redeemable value of $1,265,090 and $0, respectively	1,265,090	-

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized
1,000 shares of Series C issued and outstanding, respectively	-	-
38,500,000 shares of Series D-1 issued and outstanding, respectively	3,850	3,850
2,139,649 shares of Series E issued and outstanding, respectively	214	214
Common stock, $0.0001 par value, 16,000,000,000 shares authorized
3,099,451 and 875,244 equity shares issued and outstanding, respectively	310	88
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital	64,528,061	63,179,433
Accumulated other comprehensive loss	(133)	(134)
Accumulated deficit	(88,126,021)	(79,807,981)

TOTAL SHAREHOLDERS’ DEFICIT	(23,593,719)	(16,624,530)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,286,678	$1,359,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales	$939,468	$1,094,118	$2,696,433	$3,678,261

Cost of Goods Sold	858,828	754,214	2,406,139	2,766,244

Gross Profit	80,640	339,904	290,294	912,017

Operating Expenses
Selling and marketing expenses	409,825	470,926	1,247,332	1,336,512
General and administrative expenses	595,181	771,944	1,766,496	2,143,859
Research and development	29,334	49,880	80,094	167,944
Depreciation and amortization expense	10,955	14,739	32,788	43,857

Total Operating Expenses	1,045,295	1,307,489	3,126,710	3,692,172

Loss from Operations	(964,655)	(967,585)	(2,836,416)	(2,780,155)

OTHER INCOME (EXPENSE)
Other income	4,000	2,017	28,980	32,883
Unrealized gain(loss) on investment securities	(4,400)	200	(8,800)	(13,600)
Realized loss on investment			-	(20,000)
Loss on sale of asset	-	(20,000)	-	(406)
Loss on settlement of convertible notes	33,298	-	(308,587)	-
Commitment fee	(70,624)	(41,498)	(238,959)	(425,824)
Gain (Loss) on conversion of debt	472,693	(597,090)	(254,584)	(860,880)
Gain on net change in derivative liability and conversion of debt	(610,682)	7,680,163	(4,275,963)	(60,952)
Interest expense	(80,505)	(737,319)	(423,711)	(1,193,793)

TOTAL OTHER (EXPENSE) INCOME	(256,220)	6,286,473	(5,481,624)	(2,542,572)

NET INCOME (LOSS)	$(1,220,875)	$5,318,888	$(8,318,040)	$(5,322,727)

PREFERRED STOCK DIVIDENDS	$(74,627)	$(1,976)	$(194,510)	$(1,976)

NET LOSS AVAILABLE TO SHAREHOLDERS	$(1,295,502)	$5,316,912	$(8,512,550)	$(5,324,703)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.54)	$42.13	$(5.11)	$(61.32)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	2,259,993	126,237	1,626,550	86,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	NINE MONTHS ENDED SEPTEMBER 30, 2018
					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	$1	56,444	$6	$58,629,843	$(134)	$(68,461,412)	$(9,831,696)

Common stock issuance for conversion of debt	-	-	3,721	-	193,309	-	-	193,309

Common stock issued at fair value for services	-	-	7,628	1	402,511	-	-	402,512

Stock compensation cost	-	-	-	-	13,032	-	-	13,032

Net loss	-	-	-	-	-	-	(12,888,316)	(12,888,316)
Balance at March 31, 2018 (unaudited)	4,333	1	67,793	7	59,238,695	(134)	(81,349,728)	(22,111,159)

Common stock issuance for conversion of debt	-	-	2,876	-	189,224	-	-	189,224

Common stock issued at fair value for services	-	-	5,598	1	350,401	-	-	350,402

Series D-1 Preferred stock issued through a private placement	15,805,554	1,581	-	-	278,419	-	-	280,000

Stock compensation cost	-	-	-	-	-	-	-	-

Net Income	-	-	-	-	-	-	2,242,386	2,242,386
Balance at June 30, 2018 (unaudited)	15,809,887	1,582	76,267	8	60,056,739	(134)	(79,107,342)	(19,049,147)

Common stock issuance for conversion of debt and accrued interest	-	-	139,890	14	1,065,715	-	-	1,065,729

Common stock issued at fair value for services	-	-	45,636	5	241,770	-	-	241,775

Series F Preferred stock issued thru a private placement for purchase of
Series F Preferred stock	-	-	83,633	8	(8)	-	-	0

Series D Preferred stock converted to Series E Preferred stock	(15,805,554)	(1,581)	-	-	(278,419)	-	-	(280,000)

Series D-1 Preferred stock issued for services	28,500,000	2,850	-	-	(2,850)	-	-	-

Series E Preferred stock issued through a private placement	2,440,871	244	-	-	506,854	-	-	507,098

Stock compensation cost	-	-	-	-	25,330	-	-	25,330

Cumulative preferred stock dividend	-	-	-	-	(1,976)	-	-	(1,976)

Net Income	-	-	-	-	-	-	5,323,203	5,323,203
Balance at September 30, 2018 (unaudited)	30,945,204	$3,095	345,426	$35	$61,613,155	$(134)	$(73,784,139)	$(12,167,988)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	NINE MONTHS ENDED SEPTEMBER 30, 2019
					Additional	Accumulated Other
	Preferred stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2018	40,640,649	$4,064	875,244	$88	$63,179,433	$(134)	$(79,807,981)	$(16,624,530)

Common stock issuance for conversion of debt and accrued interest	-	-	313,014	31	891,224	-	-	891,255

Common stock issued at fair value for services	-	-	116,539	11	279,218	-	-	279,229

Common stock issued thru a private placement for purchase of Series G Preferred stock	-	-	82,799	8	(8)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(38,156)	-	-	(38,156)

Other comprehensive gain	-	-	-	-	-	1	-	1

Net Loss	-	-	-	-	-	-	(331,272)	(331,272)
Balance at March 31, 2019 (unaudited)	40,640,649	4,064	1,387,596	138	64,311,711	(133)	(80,139,253)	(15,823,473)

Common stock issuance for conversion of debt and accrued interest	-	-	329,600	33	380,713	-	-	380,746

Common stock issued at fair value for services	-	-	96,464	10	104,095	-	-	104,105

Cumulative preferred stock dividend	-	-	-	-	(54,713)	-	-	(54,713)

Net Loss	-	-	-	-	-	-	(6,765,893)	(6,765,893)
Balance at June 30, 2019 (unaudited)	40,640,649	4,064	1,813,660	181	64,741,806	(133)	(86,905,146)	(22,159,228)

Common stock issuance for conversion of debt and accrued interest	-	-	753,939	75	395,204	-	-	395,279

Common stock issued at fair value for services	-	-	531,330	53	239,754	-	-	239,807

Common stock reverse split share adjustment	-	-	522	1	(1)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(74,627)	-	-	(74,627)

Gain on conversion of debt	-	-	-	-	(774,075)	-	-	(774,075)

Net Loss	-	-	-	-	-	-	(1,220,875)	(1,220,875)
Balance at September 30, 2019 (unaudited)	40,640,649	$4,064	3,099,451	$310	$64,528,061	$(133)	$(88,126,021)	$(23,593,719)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,318,040)	$(5,322,727)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32,788	43,857
Common stock and warrants issued for services	623,141	994,689
Stock option and warrant compensation expense	-	38,362
(Gain) Loss on net change in valuation of derivative liability	4,275,963	60,952
Loss on conversion of debt	254,585	860,880
Loss on settlement of debt	308,587	-
Debt discount recognized as interest expense	146,005	483,577
Loss on sale of asset	-	406
Net unrealized loss on fair value of security	8,800	13,600
Realized loss on security investment	-	20,000
Exchange of investment for services	-	80,000
Amortization of financing cost	135,358	246,035
Change in Assets (Increase) Decrease in:
Contracts receivable	(145,298)	75,504
Contract asset	97,712	51,828
Inventory asset	13,736	(123)
Prepaid expenses and other assets	6,395	27,521
Other assets	(2,500)	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	(173,708)	(151,264)
Accrued expenses	30,423	320,233
Contract liabilities	205,257	96,136
Customer deposit	(6,738)	-
Deferred income	71,917	49,500

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,435,617)	(2,011,034)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Fair value investment - security	-	(100,000)
Convertible note receivable	(28,979)	(80,000)
Proceeds from sale of asset	-	2,000
Purchase of fixed assets	(4,945)	(17,357)

CASH USED IN INVESTING ACTIVITIES	(33,924)	(195,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(7,573)	(7,162)
Loan payable, truck	-	(15,699)
Loan payable, financing	-	1,366,246
Payments on loan payable, financing	(107,250)	(987,471)
Payments on loan payable, related party	(13,264)	248,870
Promissory note payable, related party	-	67,500
Payments on promissory note payable, related party	(74,977)	(13,626)
Net cumulative preferred stock dividends payable	49,897	-
Proceeds from convertible promissory notes	-	750,500
Payment on redemption of preferred stock	(65,000)	-
Net proceeds for issuance of preferred and common stock for cash	2,592,490	1,257,098

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,374,323	2,666,256

NET (DECREASE) INCREASE IN CASH	(95,218)	459,865

CASH BEGINNING OF PERIOD	609,144	439,822

CASH END OF PERIOD	$513,926	$899,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,926	$212,284
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$893,202	$1,448,262
Common stock issued at fair value for supplemental shares	$-	$424,245
Capitalized leased asset	$-	$45,440
Settlement of derivative	$1,176,961	$-
Stock issued on private placement	$8	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s revenue is not yet sufficient to cover its operating expenditures and the Company has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. Management believes the existing shareholders, prospective new investors, current and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

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

Nine months ended September 30, 2019

The Company has excluded 122,044 shares of common stock issuable pursuant to outstanding warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,638,893, and shares issuable upon conversion of convertible preferred stock for the three and nine months ended September 30, 2019, because their impact on the loss per share is anti-dilutive.

Nine Months Ended September 30, 2018

The Company has excluded 1,80582, stock options, 130,575 warrants, convertible debt of $3,494,546 and shares issuable upon conversion of convertible preferred stock for the nine months ended September 30, 2018, because their impact on the loss per share is anti-dilutive. The Company did include convertible debt of $549,308 in its diluted earnings per share, because their impact on the earnings per share is dilutive.

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

SEPTEMBER 30, 2019

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts were $0 as of September 30, 2019 and $6,996 as of December 31, 2018. The net contract receivable balance was $454,521 and $309,223 at September 30, 2019 and December 31, 2018, respectively.

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the balances reported for cash, contract receivables, contract assets, prepaid expenses, accounts payable, contract liabilities, and accrued expenses, and derivative instruments approximate the fair value because of their short maturities.

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

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

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

The following table presents certain investments and liabilities of the Company’s financial assets and liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2019.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$14,000	$14,000	$-	$-

Total Assets measured at fair value	$14,000	$14,000	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$13,615,889	$-	$-	$13,615,889

Total liabilities measured at fair value	$13,615,889	$-	$-	$13,615,889

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2019	$9,360,204
Fair Value of derivative liabilities issued	-
Loss on net change in derivative liability	4,255,685
Balance as of September 30, 2019	$13,615,889

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

SEPTEMBER 30, 2019

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

Reclassification of Expenses

During the nine months ended September 30, 2019, certain expenses were reclassified in the financial statements, which had no material effect.

3.

CAPITAL STOCK

Preferred Stock

On April 13, 2018, the Company filed a certificate of amendment to its articles of incorporation to increase its authorized shares of preferred stock, par value $0.0001 per share to 550,000,000 shares from 750,000 shares.

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock to T. Riggs Eckelberry in exchange for his continued employment with the Company. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares.

Series D

On April 13, 2018, the Company filed a Certificate of Designation of Series D preferred stock (the “Series D preferred stock”) with the Secretary of State of Nevada, designating 400,000,000 shares of its authorized preferred stock as 0% Series D preferred stock, with a par value of $0.0001 per share. The shares of Series D preferred stock did not have a dividend rate or liquidation preference and did not carry any voting rights. As of August 14, 2018, the Series D preferred stock were cancelled, and exchanged for Series E preferred shares.

Series D-1

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible preferred stock (the “Series D-1 preferred stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock, with a par value of $0.0001 per share. The shares of Series D-1 preferred stock do not have a dividend rate or liquidation preference. Each share of Series D-1 preferred stock is convertible into one share of common stock, adjusted for any stock splits with respect to the shares. The shares of Series D-1 preferred stock do not carry any voting rights. At no time may all or a portion of the Series D-1 preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holder’s discretion upon 61 days written notice. The Company issued an aggregate of 38,500,000 Series D-1 preferred shares for services. As of September 30, 2019, there were 38,500,000 Series D-1 preferred shares issued and outstanding.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series E

On August 14, 2018, the Company filed a Certificate of Designation for its 0% Series E Convertible preferred stock (the “Series E preferred stock”) with the Secretary of State of Nevada designating 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock have a par value of $0.0001 per share. The shares of Series E preferred stock do not have a dividend rate or liquidation preference. Each share of Series E preferred stock is convertible into a number of shares of common stock equal to the greater of (A) 100 shares of common stock and (B) the number of shares of common stock the holder would have received pursuant to such holder’s respective subscription agreement if the preferred shares were priced based on the average closing sale price of the common stock during the three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is 50% of the purchase price paid by any purchase of the Series E preferred stock, adjusted for any stock splits with respect to the shares. The shares of Series E preferred stock do not carry any voting rights. At no time may all or a portion of the Series E preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion upon 61 days written notice. As of September 30, 2019, there were 2,139,649 shares of Series E preferred stock issued and outstanding. In connection with the issuance of the Series E preferred stock, the Company also issued one hundred warrants to purchase shares of common stock for each share of Series E preferred stock.

Series F

On August 14, 2018, the Company filed a Certificate of Designation for its Series F Convertible preferred stock (the “Series F preferred stock”) with the Secretary of State of Nevada designating 6,000 shares of Series F Preferred Stock. The shares of Series F preferred stock have a par value of $0.0001 per share. The shares of Series F preferred stock have a liquidation preference of stated value per share of $1,000 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock or any other series of capital stock then-existing or thereinafter created. The stated value of Series F preferred stock is $1,000 per share and holders of Series F preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company may exercise such redemption right by providing a minimum of 5 days written notice of such redemption to the Holders. In the event the Company exercises such redemption right for less than all of the then-outstanding shares of Series F preferred stock, the Company shall redeem the outstanding shares of the Holders of a pro-rata basis. The Series F is mandatorily redeemable on September 1, 2020. The Series F Preferred Stock is not convertible into common stock. As of September 30, 2019, the Company accrued dividends in the amount of $33,560. As of September 30, 2019, there were 1,678 shares of Series F preferred stock issued and outstanding.

Series G

On January 16, 2019, the Company filed a Series G Certificate of Designation with the Nevada Secretary of State (the “Series G Designation”). Pursuant to the Series G Certificate of Designation, the Company may issue up to 6,000 shares of Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser shall receive shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. Between January 16, 2019 and March 20, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 530 shares of the Company’s Series G preferred stock for an aggregate purchase price of $530,000. As of September 30, 2019, the Company issued an aggregate of 82,799 shares of its common stock to certain holders of its Series G preferred stock. As of September 30, 2019, the Company accrued dividends in the amount of $10,600.

Series I / J

On April 3, 2019, the Company filed a Series I Certificate of Designation (the “Series I COD”) for its Series I Preferred Stock (the “Series I”) and a Series J Certificate of designation (the “Series J COD”) for its Series J Preferred Stock (the “Series J”) with the Nevada Secretary of State. Pursuant to the Series I COD, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. Pursuant to the Series J COD, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed Series F preferred stock and Series G preferred stock. As of September 30, 2019, the Company issued an aggregate of 797.4 shares of its Series I preferred stock and 398.7 shares of its Series J preferred stock. As of September 30, 2019, the Company accrued dividends in the amount of $15,948.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

3.	CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Series K / L

On June 3, 2019, the Company executed a Series K Certificate of Designation (the “Series K COD”) for its Series K Preferred Stock (the “Series K”) and a Series L Certificate of designation (the “Series L COD”) for its Series L Preferred Stock (the “Series L”). Pursuant to the Series K COD, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. Pursuant to the Series L COD, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into validly-issued, fully paid and non-assessable shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed investment rounds. As of September 30, 2019, the Company issued an aggregate of 1,265.15 shares of its Series K preferred stock and 632.58 shares of its Series L preferred stock. As of September 30, 2019, the Company accrued dividends in the amount of $14,519.

Common Stock

On April 23, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Secretary of State of the State of Nevada to effectuate an increase to the number of authorized shares of common stock of the Company from 8,000,000,000 to 16,000,000,000.

Effective October 25, 2019, the Company filed a certificate of amendment to its articles of incorporation, with the State of Nevada effectuating a reverse split of the Company’s common stock at a ratio of 1 for 2,000. The Company added 522 shares to outstanding common stock for the adjustment of the reverse split.

Nine months ended September 30, 2019

The Company issued 1,396,552 shares of common stock upon conversion of convertible promissory notes in an aggregate principal amount of $460,135, and a default settlement of $77,924, plus interest in the amount of $100,557, with an aggregate fair value loss on conversion of debt in the amount of $254,585, based upon conversion prices of $0.40 to $3.60.

The Company issued 744,333 shares of common stock for services at fair value of $623,141 at prices ranging from $0.40 to $0.60 per share.

The Company issued 82,799 shares of common stock in conjunction with the issuance of Series G preferred stock, through a private placement at par value.

Nine months ended September 30, 2018

The Company issued 6,597 shares of common stock upon conversion of convertible promissory notes in an aggregate principal in the amount of $88,000, plus interest in the amount of $30,743, with an aggregate fair value loss on conversion of debt in the amount of $263,790, based upon conversion prices of $38.00 to $65.80.

The Company issued 13,226 shares of common stock for services at fair value of $752,914.

4.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,638,893
Less current portion	2,911,944
Total long-term liabilities	$726,949

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

Maturities of long-term debt for the next five years are as follows:

Period Ending
September 30, 2019	Amount
2020	2,911,944
2021	125,000
2022	-
2023	73,128
2024	528,821
$3,638,893

The remaining balance of convertible promissory notes as of September 30, 2019 was $3,638,893.

On various dates, the Company issued unsecured convertible promissory notes (the “Notes”), that matured during the period and were extended sixty (60) days from the effective date of each Note. The Notes bear interest at 10% per annum. The Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the Notes.  In addition, for as long as the Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the Notes or such other convertible notes or a term was not similarly provided to the purchaser of the Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the Notes and such other convertible notes. The conversion feature of the Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 584,184 shares of common stock, upon conversion of $165,300 in principal, plus accrued interest of $74,284, with a fair value loss on settlement of $407,649. As of September 30, 2019, the Notes had an aggregate remaining balance of $1,114,000.

As of December 31, 2018, the unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining principal balance of $143,228. The OID Notes included an original issue discount and one time interest, which has been fully amortized. The OID Notes matured on June 30, 2018, and were extended through June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the nine months ended September 30, 2019, the Company issued 70,111 shares of common stock upon conversion of $70,100 in principal, with a fair value loss on conversion of debt in the amount of $126,144. As of September 30, 2019, the remaining balance on the note was $73,128.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per annum. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400.00 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of September 30, 2019, was $1,325,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for an accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of September 30, 2019, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for an accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. On September 15, 2016, the Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the time it was entered into, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of September 30, 2019, the remaining balance on the Sep 2016 Note was $430,896.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

4.	CONVERTIBLE PROMISSORY NOTES (Continued)

The Company issued various unsecured convertible promissory notes (the “Jan-Aug 2018 Notes”), in the aggregate amount of $293,000 on various dates from January 24, 2018 thru August 28, 2018. The Jan-Aug 2018 Notes matures on dates from January 24, 2018 thru August 28, 2019. The Jan-Aug 2018 Notes bear interest at 10% per annum. The Jan-Aug 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Aug 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Aug 2018 Notes. During the nine months ended September 30, 2019, the Company issued 74,014 shares of common stock, upon conversion of principal in the amount of $81,000, plus accrued interest of $5,903, and a loss on settlement of $40,500, with a fair value loss on conversion of debt in the amount of $99,667. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,260 during the nine months ended September 30, 2019. As of September 30, 2019, the Jan-Aug 2018 Notes were fully converted.

The Company issued two (2) unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes had a maturity date of February 23, 2019, and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two notes was funded with cash and the Company must agree to the funding of the second of the two Feb 2018 Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The second of the Feb 2018 Notes was issued on August 23, 2018 in the amount of $78,750. The second of the Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. During the period ended June 30, 2019, the Company entered into a settlement agreement with the investor in the amount of $20,275 (50% of the outstanding balance of $40,550), based on the outstanding balance due and payable under the Notes. During the nine months ended September 30, 2019, the Company issued 76,665 shares of common stock, upon conversion of principal in the amount of $40,550, plus accrued interest of $5,205, and a settlement loss of $20,275, with a fair value loss on conversion of debt of $152,056. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $50,702 during the nine months ended September 30, 2019. As of September 30, 2019, the Note was fully converted.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes mature on April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but no limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the nine months ended September 30,2019, the Company issued 281,788 shares of common stock upon conversion of principal in the amount of $28,185, plus accrued interest of $10,727, with a fair value loss on conversion of debt in the amount of $130,131. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,605 during the nine months ended September 30, 2019. As of September 30, 2019, the remaining balance on the Apr & May 2018 Notes were $528,821.

The Company issued an unsecured convertible promissory notes (the “Nov 2018 Note”), in the sum amount of $75,000 on November 30, 2018. The Nov 2018 Note matures on November 30, 2019. The Nov 2018 Note bears interest at 10% per annum. The Nov 2018 Note may be converted into shares of the Company’s common stock at a fixed conversion price of $0.05 per share or 50% of the average three (3) lowest trading prices twenty (20) trading days prior to conversion. The conversion feature of the Nov 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 363,229 shares of common stock upon conversion of principal in the amount of $75,000, plus accrued of $4,439, and a settlement loss of $17,150, with a fair value loss on conversion of debt in the amount of $138,078. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,438 during the nine months ended September 30, 2019. The Nov 2018 Note was fully converted as of September 30, 2019.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

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

The derivative liability recognized in the financial statements as of September 30, 2019 was $13,615,889.

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

During the nine months ended September 30, 2019, the Company converted $460,135 in principal of convertible promissory notes, plus accrued interest of $100,557, and a default settlement loss in the amount of $77,924. As a result of the conversion of these notes and the change in fair value of the remaining notes, the Company recorded a loss on conversion of debt in the amount of $254,585 in the statement of operations for the nine months ended September 30, 2019. At September 30, 2019, the fair value of the derivative liability was $13,615,889.

For purpose of determining the fair market value of the derivative liability for the embedded conversion, the Company used the Binomial lattice valuation model. The significant assumptions used in the Binomial lattice valuation model for the derivative are as follows:

9/30/19
Risk free interest rate	1.55% - 1.99%
Stock volatility factor	129.0% - 355.0%
Weighted average expected option life	1 months - 5 years
Expected dividend yield	None

6.	RESTRICTED STOCK AND WARRANTS

Restricted Stock to CEO

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares and none have yet vested nor have any been issued. The RSGA provides for the issuance of up to 857 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to 429 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 429 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “August RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the August RSGA are performance based shares and none have yet vested nor have any been issued. The August RSGA provides for the issuance of up to 857 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 429 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 429 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “May RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGA are performance based shares and none have yet vested nor have any been issued. The May RSGA provides for the issuance of up to 15,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 7,500 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 7,500 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On September 28, 2018, the Company entered into a Restricted Stock Grant Agreement (the “September RSGA”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the September RSGA are performance based shares and none have yet vested nor have any been issued. The September RSGA provides for the issuance of up to 15,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to 7,500 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to 7,500 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On April 19, 2019, the Company entered into Restricted Stock Grant Agreements (the “April RSGA”) with its Chief Executive Officer, Riggs Eckelberry to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the April RSGA are performance based shares and none have yet vested nor have any been issued. The April RSGA provide for the issuance of up to an aggregate of 15,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 7,500 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 7,500 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

Restricted Stock to CEO (Continued)

On August 14, 2019, the Company entered into Restricted Stock Grant Agreements (the “Aug 2019 RSGA”) with its Chief Executive Officer, Riggs Eckelberry to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Aug 2019 RSGA are performance based shares and none have yet vested nor have any been issued. The Aug 2019 RSGA provide for the issuance of up to an aggregate of 62,500 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 31,250 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 31,250 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees and Consultants

On May 12, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Employee RSGAs”) with two employees, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee RSGAs are performance based shares and none have yet vested nor have any been issued. The Employee RSGAs provide to each of the employees the issuance of up to 429 shares of the Company’s common stock to the employee provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue to each of the employees up to 214 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to each of the employees up to 214 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 10, 2016, the Company entered into a Restricted Stock Grant Agreement (the “Consultants RSGA”) with two consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Consultants RSGA provides to each of the consultants the issuance of up to 143 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to each of the consultants up to 71 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to each of the consultants up to 71 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On November 10, 2017, the Company entered into a Restricted Stock Grant Agreement (the “Nov Employee RSGA”) with an employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Nov Employee RSGA are performance based shares and none have yet vested nor have any been issued. The Nov Employee RSGA provides the issuance of up to 1,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the employee up to 500 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the employee up to 500 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On May 16, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employee and Consultant RSGA”) with one employee and one consultant, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee and Consultant RSGA are performance based shares and none have yet vested nor have any been issued. The Employee and Consultant RSGA provides to the employee and consultant the issuance of an aggregate of 2,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the employee and consultant an aggregate of 1,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the employee and consultant an aggregate of 1,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

On August 9, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Employee and Consultants RSGA”) with three consultants and one employee, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Employee and Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Employee and Consultants RSGA provides to the employee and consultants the issuance of an aggregate of 4,250 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the employee and consultants in various amounts an aggregate of 2,125 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the employee and consultants in various amounts an aggregate of 2,125 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On September 28, 2018, the Company entered into a Restricted Stock Grant Agreement (the “Sep 2018 Consultants RSGA”) with two consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Sep 2018 Consultants RSGA are performance based shares and none have yet vested nor have any been issued. The Sep 2018 Consultants RSGA provides to the consultants the issuance of an aggregate of 13,500 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the consultants in various amounts an aggregate of 6,750 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the consultants in various amounts an aggregate of 6,750 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On April 19, 2019, the Company entered into a Restricted Stock Grant Agreement (the “Apr 2019 RSGAs”) with three board members and five consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Apr 2019 RSGAs are performance based shares and none have yet vested nor have any been issued. The Apr 2019 RSGAs provide to the consultants and board members the issuance of an aggregate of 30,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the board members and consultants in various amounts an aggregate of 15,000 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the board members and consultants in various amounts an aggregate of 15,000 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Company entered into a Restricted Stock Grant Agreement (the “Aug 2019 RSGAs”) with three board members, five consultants, and all full time employees to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the Aug 2019 RSGAs are performance based shares and none have yet vested nor have any been issued. The Aug 2019 RSGAs provide to the employees, consultants and board members the issuance of an aggregate of 327,000 shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue to the holders in various amounts an aggregate of 163,500 shares in common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue to the holders in various amounts an aggregate of 163,500 shares of its common stock. The Company has not recognized any costs associated with the milestones, due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the Restricted Stock Grant Agreements (the “RSGAs”) to include an alternative vesting schedule for the Grantees. The Grantee can elect to participate in the alternate vesting schedule for grants received at least two years prior to the date requested. On the first day of each calendar month, an aggregate dollar amount of restricted stock equal to an aggregate of 5% of the total dollar amount of the Company’s common stock that traded during the prior calendar month, will vest, divided equally among all RSGAs that have duly elected to participate in the alternate vesting schedule, with value based on the fair market value under the respective RSGAs. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

6.	RESTRICTED STOCK AND WARRANTS (Continued)

Warrants

The Company issued no warrants during the nine months ended September 30, 2019. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2019:

	September 30, 2019
		Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding -beginning of the period	125,456	$480.00
Granted	-	-
Exercised	-	-
Forfeited/Expired	(3,412)	$240.00
Outstanding - end of the period	122,044	$500.00

At September 30, 2019, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$500.00	122,044	122,044	2.12
	122,044	122,044

The warrants were adjusted for the reverse split at September 30, 2019, and the aggregate intrinsic value of the warrants outstanding was $0.

7.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
Equipment Contracts	$1,830,217	$2,486,426
Component Sales	730,040	1,003,879
Services Sales	116,176	157,956
Licensing Fees	20,000	30,000
	$2,696,433	$3,678,261

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ending September 30, 2019 was $13,289 and for the year ending December 31, 2018 was $111,001. The contract liability for the nine months ending September 30, 2019 was $318,151 and for the year ending December 31, 2018 was $112,894.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

8.

FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. The Note bears a default clause, which increases the rate of interest to 20% automatic late fee on the unpaid balance, plus the monthly interest increases to 20%, if the accrued interest is not paid per the agreement every six months. As of September 30, 2019, the issuer defaulted on the convertible note, and was charged $20,980 in interest for the period. As of September 30, 2019, the note included principal of $80,000 plus accrued interest of $33,879.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of September 30, 2019, the fair value of the preferred shares was $14,000.

9.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The net balance as of September 30, 2019 was $514,181, less finance cost of $12,566 for a net balance of $501,615.

Promissory Note Payable

The Company issued a promissory note on July 18, 2018 for the sum of $75,000. The principal consisted of $67,500 plus a $7,500 origination fee. The interest rate was sixty-nine percent per annum. The monthly payments were $4,318, and the maturity date of the Note was August 1, 2028. The note was personally guaranteed by the Company’s CEO. As of September 30, 2019, the note was paid in full.

Loan Payable – Related Party

The Company’s CEO loaned the Company $248,870 during the year ended December 31, 2018. The loans bear interest at various rates and have various maturity dates. The funds were used for operating expenses. The principal balance as December 31, 2018 was $219,841. During the nine months ended September 30, 2019, additional funds were received in the amount of $35,000. The Company made principal payments in the amount of $48,264, leaving a balance of $206,577 as of September 30, 2019.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

10.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018 with a purchase option at the end of the lease for $1.00.

Capital Lease – Equipment

The Company entered into a five (5) year equipment lease in the amount of $45,440, which was recorded as a capital lease. The lease is for a sixty (60) month term, and there are no escalation or renewal options associated with this lease. The lease has a purchase option to buy the equipment at the end of the lease for one dollar ($1). The monthly lease payments are $757 per month. The future minimum lease payments due as of September 30, 2019 total $28,433.

As of September 30, 2019, the maturities are summarized as follows:

Capital lease	$28,433
Less current portion	9,088
Total long-term liabilities	$19,345

Long term maturities for the next three years are as follows:

Period Ending September 30,
2019	$9,088
2020	9,088
2021	1,169
$19,345

11.	COMMITMENTS AND CONTINGENCIES

Office Space Rental

The Company entered into a month-to-month rental agreement with a shareholder of the Company for office space in McKinney, Texas at a base rent of $4,850 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000. The Company accrues for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

The Company has no current legal proceeding and did not accrue any loss for contingencies as of September 30, 2019 and December 31, 2018.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2019

12.	DEFERRED REVENUE

The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company received a deposit from a customer in the amount of $71,917 to perform a service, which has not been provided as of September 30, 2019.

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between October 4, 2019 and November 14, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 409.5 shares of the Company’s Series K preferred stock for an aggregate purchase price of $409,500. The Company also issued an aggregate of 204.75 shares of its Series L preferred stock to the investors.

Between October 17, 2019 and November 13, 2019, holders of convertible notes, converted an aggregate outstanding principal and interest amount of $40,429 into an aggregate of 703,618 shares of the Company’s common stock.

In connection with certain one-time make good agreements, on October 31, 2019, the Company issued an aggregate of 19,341 shares of its common stock to certain holders of its common stock.

Between November 8, 2019 and November 11, 2019 the Company issued to consultants an aggregate of 93,334 shares of the Company’s common stock for services.

On November 19, 2019, the Company filed a Certificate of Withdrawal of Certificate of Designation, with the Secretary of State of Nevada, to withdraw the Company’s Certificate of Designation of Series D Preferred Stock.

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

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada. We have been engaged in business operations since June 2007. We have moved into the commercialization phase of our business plan having previously been primarily involved in research, development and licensing activities. Our principal offices are located at 525 South Hewitt Street, Los Angeles, California 90013. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com. In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

Overview of Business

Our mission is to provide expertise and technology to help make clean water available for all. Specifically, we have the following initiatives:

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

To help address customer needs, PWT utilizes a wide range of technologies, including chemical injection, media filters, membrane, ion exchange and SCADA (supervisory control and data acquisition) technology in turnkey systems. The Company also offers a broad range of services including maintenance contracts, retrofits and replacement assistance. In addition, PWT rents equipment in contracts of varying duration. Customers are primarily served in the United States and Canada, with the company’s reach extending worldwide from Siberia to Argentina to the Middle East.

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

Modular Water Systems

On July 19, 2018, the Company announced the launch of its Modular Water Treatment division (“MWS”), offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the division and along with the intellectual property which the Company licensed exclusively worldwide for three years, brought a following of prospective customers. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant. Since that time, the division has achieved several installations, including one recently announced commissioning of its first closed-loop modular toilet waste recycling system for a commercial project in the mid-Atlantic. The customized wastewater treatment system helped the customer expand its automotive dealership into a rural area otherwise unfit for operation.

With PWT and other companies as fabricators and assemblers, MWS designs, manufactures and delivers prefabricated water transport (pump stations) and wastewater treatment plant (“WWTP”) products to customers and end-users that have to clean their own wastewater. It uses Structurally Reinforced Thermoplastic (“SRTP”) materials to focus on patented developing water and wastewater collection, conveyance, and treatment systems that have high performance and sustainability. Typical customers may include schools, small communities, institutional facilities, real estate developments, factories, and industrial parks. Dan Early has pioneered the use of heavy reinforced plastic materials to create modular “water-systems-in-a-box”. Not only is reinforced thermoplastic faster and cheaper to build, but it can have three times the lifespan, or more, compared with concrete-and-steel construction. Mr. Early’s inventions have led to the patented Wastewater System & Method and four other patents, which OriginClear has licensed exclusively for the world.

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

Technology Licensing Division

For its first eight years of operations, OriginClear focused on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. A key element of this strategy is OriginClear (HK), OriginClear’s wholly-owned subsidiary in Hong Kong that manages Asia-Pacific market development, with a special focus on China sales and manufacturing. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed intellectual property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with the Group’s acquisition of water treatment companies.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2019, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue and Cost of Sales

For the three months ended September 30, 2019, we had revenue of $939,468 compared to $1,094,118 for the three months ended September 30, 2018. Cost of sales for the three months ended September 30, 2019, was $858,828 compared to $754,214 for the three months ended September 30, 2018. Revenue decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Gross profit was $80,640 and $339,904 for the three months ended September 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2019, we had selling and marketing expenses of $409,825 compared to $470,926 for the three months ended September 30, 2018. The decrease in selling and marketing expenses was primarily due to a decrease in marketing expense.

General and Administrative Expenses

General and administrative expenses decreased by $176,813 to $595,181 for the three months ended September 30, 2019, compared to $771,994 for the three months ended September 30, 2018. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, outside services and overall cost cutting measures.

Research and Development Cost

Research and development cost for the three months ended September 30, 2019 and 2018, was $29,334 and $49,880, respectively.  The decrease in research and development costs was primarily due to a decrease in salaries, contractor expense and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the three months ended September 30, 2019 and 2018, were $(256,220) and $6,286,473, respectively. The decrease in other income (expenses) of $6,030,253 was the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $8,290,845, an increase in gain on conversion of debt in the amount of $1,069,783, an increase in commitment fees in the amount of $29,126, an increase in unrealized loss on investment securities in the amount of $4,600, an increase in other income in the amount of $1,983, a decrease in interest expense of $656,814, which includes non-cash amortization of debt discount of $337,572, and a decrease in gain on sale of asset of $20,000.

Net Income/(Loss)

Our net loss for the three months ended September 30, 2019 was $1,220,875, compared to net income of $5,318,888 for the three months ended September 30, 2018. The majority of the increase in net loss was due primarily to an increase in other income and (expenses) consisting of an increase in gain in non-cash accounts associated with derivatives along with an increase in gross profit, and other income and (expenses).  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue and Cost of Sales

For the nine months ended September 30, 2019, we had revenue of $2,696,433 comparted to $3,678,261 for the nine months ended September 30, 2018. Cost of sales for the nine months ended September 30, 2019, was $2,406,139 compared to $2,766,244 for the nine months ended September 30, 2018. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products and the new sales line.

Gross profit was $290,294 and $912,017 for the nine months ended September 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2019, we had selling and marketing expenses of $1,247,332 compared to $1,336,512 for the nine months ended September 30, 2018. The decrease in selling and marketing expenses was primarily due to a decrease in marketing and advertising expense.

General and Administrative Expenses

General and administrative expenses decreased by $377,363 to $1,766,496 for the nine months ended September 30, 2019 compared to $2,143,859, for the nine months ended September 30, 2018. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, outside services and overall cost cutting measures.

Research and Development Cost

Research and development cost for the nine months ended September 30, 2019 and 2018, was $80,094 and $167,944, respectively.  The decrease in research and development costs was primarily due to a decrease in salaries, contractor expense and other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the nine months ended September 30, 2019 and 2018, were $(5,481,624) and $(2,542,572), respectively. The increase in other income (expenses) of $2,939,052 was primarily the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $4,215,011, a decrease in interest expense of $770,082, which includes non-cash amortization of debt discount of $337,572, a decrease in other income of $3,903, a decrease in unrealized loss on investment securities of $4,800, a decrease in loss on sale of asset in the amount of $406, with a decrease in commitment fees of $186,865, a decrease in loss on settlement of convertible notes in the amount of $308,587, a decrease in realized loss on investment in the amount of $20,000, and a decrease in loss on conversion of debt in the amount of $606,296.

Net Income/(Loss)

Our net loss for the nine months ended September 30, 2019 was $8,318,040 compared to a net loss of $5,322,727 for the nine months ended September 30, 2018. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital. We raised additional capital from investors during the nine months ending September 30, 2019. Management believes the existing shareholders, prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

At September 30, 2019 and December 31, 2018, we had cash of $513,926 and $609,144, respectively, and a working capital deficit of $18,725,309 and $12,888,290, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible note receivable, deferred income, contract liabilities, accrued expenses, with a decrease in cash, contract assets, and accounts payable.

During the first nine months of 2019, we raised an aggregate of $2,592,490 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,435,617 for the nine months ended September 30, 2019 and $2,011,034 for the nine months ended September 30, 2018. The increase in cash used in operating activities was primarily due to an increase in professional fees and marketing expense.

Net cash flows used in investing activities was $33,924 for the nine months ended September 30, 2019, as compared to $195,357 for the nine months ended September 30, 2018. The net decrease in cash used in investing activities was due to investment in securities and in a convertible note receivable from prior period.

Net cash flows provided by financing activities was $2,374,323 for the nine months ended September 30, 2019, as compared to $2,666,256 for the nine months ended September 30, 2018. The decrease in cash provided by financing activities was due to a decrease in loans payable and debt financing through convertible promissory notes. The convertible notes are convertible into shares of common stock, which have limitations on conversion. To date we have principally financed our operations through the sale of our common stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months. Although our proceeds from the issuance of convertible preferred stock together with revenue from operations are currently sufficient to fund our operating expenses, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Such additional financing may not be available on acceptable terms, or at all. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address this deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

No disclosure required.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Withdrawal of Certificate of Designation of Series D Preferred Stock*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIGINCLEAR, INC.

Dated: November 20, 2019	By:	/s/ T. Riggs Eckelberry
T. Riggs Eckelberry Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)