Form 10-K
period 2019-12-31
ORIGINCLEAR, INC.
filed 2020-05-29
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-147980

ORIGINCLEAR, INC.

(Exact name of registrant as specified in charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2535 E. University Drive, McKinney, TX 75069

(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number: (323) 939-6645

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,450,929 based upon the closing sales price of the registrant’s common stock on June 28, 2019 of $0.80 per share.

At May 28, 2020, 9,812,845 shares of the registrant’s common stock were outstanding.

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

EXPLANATORY NOTE

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 16, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until May 14, 2020 (an additional 45 days from the original filing deadline of May 14, 2020) to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This in turn, delayed the Company’s ability to complete its audit and prepare the Annual Report.

ii

PART I

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada. We have been engaged in business operations since June 2007. We moved into the commercialization phase of our business plan having previously been primarily involved in research, development and licensing activities. Our principal offices are located at 2535 E. University Drive, McKinney, TX 75069. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com. In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

On April 21, 2020, OriginClear announced the relocation of its headquarters from California to its PWT unit near Dallas, Texas. Efficiency of operations, personnel and revenue, and the importance of the regional water market were cited as key factors.

Overview of Business

Our mission is to provide expertise and technology to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise.

3.	We develop new business models, such as Investor Water™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems. Both projects are in a research and development phase.

Water is our most valuable resource, and the mission of OriginClear is to improve the quality of water and help return it to its original and clear condition.

OriginClear Group™

Outsourcing is a fast-growing reality in water treatment. Tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small–privately owned and locally operated. Consolidating these companies, and creating new players where appropriate, could lead to enormous economies of scale through sharing of best practices, technologies, and customers.

OriginClear seeks to incubate or acquire businesses that help industrial water users treat their water themselves, and often reuse it. We believe that assembling a group of such water treatment and water management businesses is an opportunity for significant growth and increased Company value for the stockholders.

The Company cautions that suitable acquisition candidates may not be identified and even if identified, the Company may not have adequate capital to complete the acquisition and/or definitive agreement may not be reached. Internally-incubated businesses are an ongoing laboratory, and similarly, may not become commercial successes.

Group Development Milestones

Investor Water™

On March 12, 2020, the Company first discussed investor-financed water systems (www.originclear.com/ceo/water-management-increasing-real-estate-value). The concept became a new lab incubation, Investor Water, first outlined in detail on April 9, 2020 (www.originclear.com/ceo/regulation-a-takes-off). A CEO Briefing on April 23, 2020 (www.originclear.com/ceo/rolling-out-investor-water) discussed the first field pilot of the experimental program, a pool-cleaning system rental application. The Company continues to develop this unique marketplace concept to connect investors with secured water projects, but cautions that it is still very early; and based on the ongoing experiments, the Company may modify or abandon the program without notice.

Daniel M. Early/Modular Water Systems™

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company began incubating its Modular Water Treatment Division (MWS) around Mr. Early’s technology and perspective customers. The Company has funded the development of this division with internal cash flow. In Q1 of 2020, the Company fully integrated MWS with wholly-owned Progressive Water Treatment Inc.

Water Technologies International

On May 17, 2018, in concert with a purchase of a minority stake in the firm, the Company entered into a licensing agreement with Water Technologies International, Inc. (OTC: WTII), which commercializes the innovative SIMPOD portable waste water treatment plant, and has developed a line of atmospheric water generators. The licensing agreement gave Water Technologies access to OriginClear’s patented electrochemical treatment process, Electro Water Separation with Advanced Oxidation™ (EWS:AOx™), and support to enter the oil and gas and other markets. The Technical Assistance Program fee, another part of OriginClear’s licensing agreement, was paid to OCLN in WTII preferred shares. The license also calls for standard royalty payments to OriginClear. OCLN has retained these shares, while the two organizations are not actively collaborating today.

WaterChain, Inc.

WaterChain, Inc. was incorporated in December, 2017 and is today a research and development project of the Company.

Progressive Water Treatment Inc.

On October 1, 2015, the Company completed its acquisition of Dallas-based Progressive Water Treatment Inc. (“PWT”), a designer, builder and service provider for a wide range of industrial water treatment applications.

With the PWT and future potential acquisitions, the creation of the Modular Water Systems division as an integral part of PWT, and integrating its proprietary technology, OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

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

PWT Milestones

In the first quarter of 2019, the Company increased the number of the manufacturer’s representatives for its operating units, PWT and Modular Water Systems (“MWS”).

On Nov 7, 2019, OriginClear published a case study showing how its Modular Water System may help automotive dealership expand into rural land. The case study shows how point-of-use treatment solves lack of access to the public sewer system.

On March 5, 2020, OriginClear Announced disruptive pump and lift station pricing, stating that its prefabricated modules with a lifespan of up to 100 years now compete with precast concrete.

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

Today, MWS is fully integrated with PWT in Texas.

Patents

On June 25, 2018, Daniel Early granted the Company a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents (“Early IP”).

On May 20, 2020, we agreed on a renewal of the license for an additional ten years, with three-year extensions. We also gained the right to sublicense, and, with approval, to create ISO-compliant manufacturing joint ventures. All royalties surviving the 2018 license were settled.

We may contract with distribution channels (equipment distributors, oil service companies, water treatment companies, system integrators and engineering companies) of our choice to act on our behalf for the purpose of selling and integrating the Early IP.

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers. The parents consist of the following:

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

The common feature of this IP family is the use of a construction material (SRTP), for the containers that is:

●	more durable: an estimated 75 to 100-year life cycle as opposed to a few decades for metal, or 40 to 50 years maximum for concrete;

●	easier to manufacture: vessels manufacturing process can be automated; and

●	recyclable and can be made out of biomaterials

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

Expansion of the PWT and MWS Business-Lines

Beginning with its first installation, PWT built MWS components. PWT and MWS are now fully integrated as a single profit and manufacturing center.

In April 2019, we completed the expansion of our manufacturer’s representative network to serve both PWT and MWS for customer lead generation.

PRODUCTS, TECHNOLOGY AND SERVICES

OriginClear deploys advanced technologies at the point of use, with modular, prefabricated systems that create durable assets and water independence for industry, commerce and agriculture.

Failing infrastructure and the rising cost of water are driving businesses to treat their own water. OriginClear provides on-premise systems enabling very high purification and recycling levels that centralized systems cannot achieve.

Systems installed at the point of use become productive assets for businesses that also increase property values. And OriginClear helps corporations improve their environmental, social and governance (ESG) standings with water management services.

Operations & Markets

OriginClear focuses on meeting the needs of businesses looking for compact, advanced technologies that can be shipped to and installed at the point of use. The Company manufactures and distributes its professional-grade water treatment and conveyance products to commercial and industrial properties, fielding both direct and indirect sales channels to reach end-market clients such as hotels and resorts, real estate housing developments, office buildings, military installations, schools, farms, food and beverage manufacturers, industrial warehouse, oil and gas producers, and medical and pharmaceutical facilities.

From its Texas-based factory, OriginClear designs and prefabricates an entire line of plug-n-play containerized units called Modular Water Systems that enable water purification, recycling and wastewater management.

Industrial Pretreatment Waste Water Treatment Plant (WWTP) designed by Daniel M. Early, using reinforced thermoplastic modules.

These onsite modular products provide clients with water independence through ownership and operational control over water quality, enabling them to increase productivity while reducing environmental, health and safety risks from pollution, contamination and corrosion. Modular water products are trusted to balance performance with cost-effectiveness, enabling business users to go well beyond municipal standards for water quality, therefore achieving high levels of satisfaction for their own customers, and improved sustainability for their properties.

OriginClear’s water treatment equipment can boost real estate asset value as a fundamental capital improvement, combined with long-lasting water savings for the corporate bottom line.

Product Portfolio

OriginClear groups its products into three main categories:

●	Water Treatment: achieving high grade purification;

●	Water Conveyance: water transportation and pumping; and

●	Advanced Technologies: commercialization of innovative technologies.

OriginClear’s complete line of compact, on-site, point-of-use products include: advanced purification systems that are skid, rack-mounted and containerized for reverse osmosis, ultrafiltration, media filtration, disinfection, water softening, ion exchange and electrodeionization (EDI), combined as needed in small to medium commercial and industrial applications, and custom-build projects. Water conveyance products include pump and lifting stations, modular storage tanks, and control monitoring panels.

OriginClear’s line of modular water products and systems create “instant infrastructure” – fully engineered, prefabricated and prepackaged systems that use durable, sophisticated materials. The units are available in standard capacities for onsite closed-loop systems at commercial business locations.

The company’s rugged wastewater treatment plants, highly reliable pump stations, and premium water purification units typically offer 25 percent lower initial costs over conventional systems, with greater quality and full connectivity. These pump stations and wastewater treatment products utilize high density thermo-plastics (HDPE) and proprietary, innovative prefabrication methods and materials that deliver the longest life and strongest products.

Breakthrough Technologies

OriginClear has a long history of innovation through its OriginClear Technologies division, which is responsible for identifying leading-edge technologies to solve today’s toughest challenges. These advanced technologies are the centerpiece of the division’s international licensee network. The technologies are developed in OriginClear Technologies, and licensees integrate them into their own products.

Electro Water Separation™ (EWS) and Advanced Oxidation (AOx™) are the principal, well-proven technologies.

EWS is OriginClear’s breakthrough water cleanup technology which utilizes a catalytic process to concentrate and eliminate suspended solids in the worst commercial and industrial wastewater.

AOx is OriginClear’s proprietary advanced oxidation technology which generates a dense cloud of ozone, hydrogen peroxide and hydroxyl radicals, dramatically reducing or eliminating dissolved organic microtoxins, including bacteria and viruses, hormones, drugs, pesticides such as Roundup, and synthetics. AOx has also been shown to effectively reduce harmful chemicals such as ammonia and hydrogen sulfide – the “rotten egg” smell in crude oil that reduces its value.

Through international licensing and partnerships, OriginClear’s advanced technologies are being adopted to treat tough water problems in East and South Asia, Europe and the Middle East, and North America.

Market Opportunity

Only 20 percent of all sewage, and 30 percent of all industrial waste, are ever treated. Water leakage results in the loss of 35 percent of all clean water across the planet; cutting that number in half would provide clean water for 100 million people. This is a situation of great danger, but also great potential.

We believe businesses can no longer rely on giant, centralized water utilities to meet the challenge. That is why more and more business users are doing their own water treatment and recycling. Whether by choice or necessity, those businesses that invest in onsite water systems gain a tangible asset on their business and real estate, and can enjoy better water quality at a lower cost.

We believe self-reliant businesses are quietly building Decentralized Water Wealth™ for themselves while also helping their communities. They know that environmental, social and governance (ESG) investing guidelines, which drive about a quarter of all professionally managed assets around the world, specifically include the key factor of how well corporations manage water.

10,000 Gallon per Day Industrial Membrane Bioreactor Waste Water Treatment Plant designed by Daniel M. Early, PE, using long-lived Structural Reinforced ThermoPlastic (SRTP)

OriginClear enables ESG water management for corporations that are increasingly responsible for what was once delegated to central utilities. For example, when a corporation manages its own water, and uses OriginClear’s proprietary hybrid treatment methods, it can significantly reduce both water use and nutrient footprints (carbon, nitrogen, and phosphorus) in one compact package.

These hybrid processes feature advanced blackwater treatment with advanced clean water processing. They can convert toxic nutrients to less harmful compounds, and even capture them for beneficial reuse purposes, as shown in OriginClear’s recent case study.

Integration of Operating Divisions

Since OriginClear acquired it in 2015, Progressive Water Treatment has evolved into the Fabrication and Manufacturing Division for the whole company. The team at Modular Water Systems, headed by Chief Engineer Daniel M. Early, is responsible for overall design and high-level engineering, and is fully integrated with PWT. It relies on the Fabrication and Manufacturing Division to add incremental revenue for its modular product line, without requiring large increases in personnel.

OriginClear believes that the combined business unit can develop growing revenues through synergy and ultimately help us to achieve overall profitability. OriginClear also seeks to acquire profitable water companies that can complement the synergy of its existing units and accelerate both revenues and profitability. However, there cannot be any assurance that the Company will be able to acquire such companies. Finally, OriginClear incubates ventures which may have promise, such as Investor Water™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems. The success of the acquisitions and incubations are neither guaranteed, nor essential to OriginClear’s continued growth.

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

We believe there are more opportunities at the base of the pyramid. The base of the pyramid is the decentralized market opportunity now being pursued. Focusing on the base of the pyramid also avoids the very competitive, low-profit and slow-growing market in the big city municipalities.

As stated in the Global Decentralized Packaged/Containerized Water and Wastewater Treatment Systems Market, Forecast to 2023, “The decentralized packaged/containerized water and wastewater treatment systems market, covering end users segments such as municipal, industrial, and commercial. The study forecasts the global market revenue to increase from $3.99 billion in 2016 to $6.08 billion in 2023, growing at a compound annual growth rate (CAGR) of 6.2%”.

(https://www.reportbuyer.com/product/4948731/global-decentralized-packaged-containerized-water-and-wastewater-treatment-systems-market-forecast-to-2023.html). This is the market for MWS-engineered products and infrastructure solutions. As civil infrastructure ages and fails and as the costs for new and replacement infrastructure increase year over year, we believe engineers and end-users will search for new ways and methods of deploying water and wastewater systems that are less expensive to deliver and much less expensive to own and operate with the mission intent of substantially increasing the replacement intervals currently experienced by conventional materials of construction and conventional product delivery models.

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

As MWS sales strategies develop, PWT believes it will gain recognition with various consulting engineers and general contractors. PWT and MWS are currently developing a stronger national representatives’ network to take advantage of the relationship the sales representatives have gained with engineers, contractors and end use customers.

Now operating as one integrated unit, PWT and MWS have substantial experience in the water & wastewater market and as well as: conventional technologies and their limitations, new technologies, the size and demand of the market and how products are specified and implemented. They also have a strong customer focus throughout the organization to discover and diagnose the customer needs, design and deliver comprehensive solutions.

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

The Company is not aware of any direct competitors to MWS that are building complete water, wastewater treatment systems, and pump stations utilizing SRTP type materials. There are several manufacturers which build metal prepackaged systems, such as Georgia’s AdEdge; however, such companies do not offer the range of hybrid treatment processes available through MWS. The major indirect competition continues to be custom designed and on-site constructed concrete & steel systems. Some fiberglass is used but is very difficult to detail, is brittle and again, has a limited life compared to SRTP systems.

While manufacturers of SRTP pipe could be competitors, none of MWS’s suppliers, other than Contech, for a short period of time, has or intends to sell comparable systems to MWS’s. Their focus is simply to sell miles of pipe.

In April 2019, an SRTP manufacturer approached MWS with the intention of referring product inquiries for the systems MWS builds from its pipe material. The Company intends to continue such synergies.

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

By early June of 2019, seven additional organizations had signed agreements, building on the eight that PWT and MWS had in place at the beginning of 2019. These additional organizations cover twenty-two additional states with about thirty new representatives. Training has been completed and new potential projects have been presented to PWT and MWS.

Additional sales managers, engineers and project managers will be needed for both PWT and MWS with additional production facilities necessary for PWT. The process of hiring additional personnel and obtaining additional facilities is underway.

Domestic versus International

The market opportunity for each of PWT and MWS is not limited to the United States. The US only represents 5% of the world’s population. In addition, a great deal of that population resides in undeveloped regions or regions with poor treatment systems. We believe implementing MWS’s and PWT’s decentralized technology throughout the world with joint ventures has the potential to have a significant effect on our revenue growth.

Standardization

MWS is developing standardized designs and commoditized product engineering (eliminating the custom consulting engineering work reduces overall project costs), the goal being to design a single product once and use said design as a blueprint for future products. Our goal is to continue driving the standardization and completion of each product’s engineer technical package, using computer design algorithms and standard design approaches, so that engineering costs may potentially decrease to less than 1% for each unit sold, with a long-term goal of less than 0.1%.

Sharing Technology & Projects

PWT’s systems remove suspended solids, oils, metals, and dissolved chemicals & salts. MWS’s focus is on the removal of organic contaminants. It is not uncommon for a waste stream of water to be contaminated with both inorganics and organics, for example, many current animal farms with large amounts of waste effluent that currently is pumped to lagoons that are no longer meeting environmental standards. In the alternative, the water can be treated in-line with MWS products to remove the organics, then PWT’s systems used to remove dissolved inorganics to create water suitable for irrigation or drinking water for the animals. In addition, OriginClear’s proprietary technologies have been shown to successfully treat problems such as animal farm effluents.

By combining these technologies, including OriginClear’s proprietary technology as it matures, the offering to customers becomes stronger and more effective. And both companies benefit from a new opportunity.

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

ORGANIZATION

MWS is now fully integrated with PWT. MWS personnel are primarily located in New Castle, VA remote locations.

OriginClear supports the combined Texas organization with various administrative, accounting and marketing functions, from virtual locations in Los Angeles and Florida.

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

MWS’s specialized manufacturing is outsourced at present. PWT provides substantial critical manufacturing support to MWS; this support takes the form of various sub assembly fabrication (membrane modules, equipment skids, MWS equipment buildings, etc.). PWT is the sole source provider for MWS’s integrated control panels. In addition to PWT, heavy plastic and or custom plastic manufacturing is provided by a company in Roanoke, Virginia and another in Ontario, Canada. Additional sub-contract manufacturing is available through fabricators in Hopkins, MO, Corsicana, TX, and Vernon Hills, IL.

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

More efficient fabrication and assembly equipment are available at relatively little cost to expedite the fabrication time and improve the quality. Some of that equipment includes: CNC waterjet, large diameter core drills, fusion welders and roto molders.

Technology Licensing Division

For its first eight years of operations, OriginClear focused on development and commercialization of its Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing strong R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development. The Company had established OriginClear (HK) as its wholly-owned subsidiary in Hong Kong to manage Asia-Pacific market development, but beginning on January 22, 2020, the Company named India’s Permionics as its Strategic Partner for Asia-Pacific Region in an expansion of the existing licensing partnership intended to better address regional opportunities. Permionics is also a key channel partner for PWT. The Company believes this is a more productive way to access the region, and it is in the process of closing OriginClear (HK); OriginClear continues to manage China opportunities from the United States.

While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed intellectual property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with the Group’s acquisition of profitable water treatment companies.

The Technology

OriginClear is the proprietary developer of EWS, the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. We believe EWS technology remains the most efficient non-chemical, continuous mechanism for the concentration of live algae cells from water.

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

Technology Division Milestones

On December 5, 2019, OriginClear announced that its Spanish partner Depuporc unveiled an integrated manure treatment system using OriginClear technology. The demonstration system processes 30 metric tons per day, with client-validated reduction of contaminants.

On January 22, 2020, OriginClear named India’s Permionics as Strategic Partner for Asia-Pacific Region in an expansion of the existing licensing partnership intended to better address regional opportunities. Permionics is also a key channel partner for PWT.

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

The Company believes that the policy of building business units from internal cash flow can be productive. It did so with the Daniel Early/MWS project, and has embarked on a similar incubation with the Investor Water project.

OriginClear Technologies

We are licensors of our technology. We grant non-exclusive licenses to OEMs (Original Equipment Manufacturers), and participate in joint ventures, contributing our technology and our commitment to each joint venture’s business focus. Once we have completed transitioning away from our in-country presence in China, we will have no master licensees.

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

In February 2018, a Texas A&M team studied the effectiveness of Agtivate™ in rice production, showing that yields could be increased by 500 to 900 lbs per acre, while reducing standard nitrogen up to 75%, when using Agtivate. We believe that these test results demonstrated that OriginClear’s line of Smart Algae Harvesters is highly efficient, effectively controls bacteria in the algal paste product to facilitate a long shelf life, and, uniquely, ensures the algae cells are alive after harvesting.

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

At this writing, we are concerned that with prices at record lows, the oil industry will once again retrench, as it did in the last oil price crash. Therefore, we have no expectations of oil and gas applications of our technology in the foreseeable future.

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

Given prices at record lows, we believe the oil industry will once again retrench, as it did in the last oil price crash. Therefore, we have minimal expectations of oil and gas applications of our technology in the foreseeable future.

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

In 2018, OriginClear reorganized its intellectual property portfolio to focus exclusively on its electrochemical water treatment solution, Electro Water Separation™ (EWS) with Advanced Oxidation (AOx™).

On May 25, 2019, in its Annual Report for the fiscal year ended December 31, 2018, the Company stated, “we have chosen to protect certain intellectual property with trade secrets rather than patents”. In the intervening year, the Company has extended this policy to its entire portfolio, having concluded that sharing inventions at this time through the patent process equates, over time, to giving up that technology.

Accordingly, OriginClear no longer actively maintains its patent applications and patents, willingly deeding them to the water industry as an open resource. The Company intends to reserve to itself and its partners the protected communication of further discoveries and trade secrets relative to the EWS and AOx technology domains.

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

Licensed Patents:

On June 25, 2018, Daniel Early granted us a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents. See “Products, Technology and Services—Patents”

Marketing Agreements:

In an Amendment dated December 2, 2019, the Company renewed the licensing agreement of Zaragoza, Spain-based Depuporc S.A. for an additional ten years, and agreed to remarket its DEPUPORC® brand animal manure treatment system worldwide, both directly and through channel partners, excluding geographical Europe and Europe-based customers. DEPUPORC, which integrates OriginClear technology under license, is protected by Spanish patent 2011311192 granted on December 12, 2013 with priority given on July 13, 2014 to MONTAJES LONGARES SL, the parent company of Depuporc.

Depuporc S.A. states that DEPUPORC is recognized by the Institute of Environmental Management of the Spanish Province of Aragon as a method of treatment and purification of liquid manure generated in pig farms in order to reduce nitrogen emissions linked to animal husbandry. DEPUPORC, likewise, has been recognized and selected by Spain’s Ministry of Agriculture, Food and Environment for CARBON FES-CO2 as a PILOT CLIMATE PROJECT in its 2012 program.

Abandonments and Transfers

Abandonment generally occurs when the Company believes it has better intellectual property in other applications, or when we have chosen to protect the IP with trade secrets instead of patents. None of the following abandoned or transferred patents are required for our business or products, and our policy going forward is to preserve our evolving knowhow through trade secrets.

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

In 2019, we abandoned the pursuit of patent and PCT applications with the EPO and USPTO related to “Removing Compounds from Water Using a Series of Reactor Tubes Containing Cathodes Comprised of a Mixed Metal Oxide”, “System for removal of suspended solids and disinfection of water”, “Method for Treating Wastewater”, “Producing Algae Biomass Having Reduced Concentration of Contaminants”, “Systems and methods for reduction of total organic compounds in wastewater”, “Advanced Oxidation Water Treatment Modules”, “Producing Algae Biomass, Decontaminating Wastewater Utilizing a Series of Reactor Tubes with Mixed Metal Oxide Electrodes”, and the patent, Systems and Methods for Harvesting and Dewatering Algae, in favor of trade secrets.

Previously, we stated “The company is preparing an updated utility patent application to be filed in the near future” for “Electrochemical Systems and Methods for Peroxide Production in Water Treatment”. In accordance with our reiterated policy to focus on trade secrets, we do not intend to pursue this filing.

Research and Development

During the years ended December 31, 2019 and 2018, we invested $107,351and $290,542, respectively, on research and development of our technologies. Research and development costs include activities related to development and innovations in the core EWS/AOx technology, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

Employees

As of December 31, 2019, we had 24 employees, all of whom are full-time.

OUR PROPERTY

Our principal offices are located at 2535 E. University Drive, McKinney, TX 75069. We are co-located with PWT, our Dallas based subsidiary, which rents the approximately-12,000 square foot facility, with a current monthly rent of $4,850.

We maintain an address for banking and shareholder support at 355 South Grand Avenue, Suite 2450 PMB #1051, Los Angeles, California 90071.

Currently, 9 employees also work from remote locations in Los Angeles, California; Pittsburgh, Pennsylvania; New Castle, Virginia; and Sarasota, Florida.

We believe these facilities are suitable and adequate to meet our current business requirements.

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

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2019 and 2018, we had working capital (deficit) of $(38,598,414) and $(12,888,290), respectively, and shareholders’ (deficit) of $(42,361,876) and $(16,624,530), respectively. For the years ended December 31, 2019 and 2018, we incurred net losses of $(27,473,678) and $(11,346,569). As of December 31, 2019, we had an aggregate accumulated deficit of $(107,281,659). We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of December 31, 2019, we had outstanding convertible promissory notes in the amount of $3,432,300. All such debt is payable within the following twelve to thirty-six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

As crude oil prices return below previously low levels, it will likely be difficult or impossible to sell or license systems to the oil and gas industry. Such events and other deflationary events may impact our business materially.

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

As of December 31, 2019, all shares of Series C Preferred Stock are held by our chief executive officer, T. Riggs Eckelberry. This means that our chief executive officer is the holder of 51% of the total vote on all shareholder matters of the Company presented for a shareholder vote. This may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult which could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Competition from other companies in our market may affect the market for our technology.

New companies are constantly entering the market, thus increasing the competition. This could also have a negative impact on us or our customers’ ability to obtain additional capital from investors. Larger foreign owned and domestic companies which have been engaged in water cleanup for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own fuel manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Risks Related to Our Intellectual Property

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to the technology that we intend to license will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of trade secret and copyright laws, and the licensing of external patents. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of our confidential know-how and trade secrets.

Outside of licensed patents, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

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

From our customer licensees’ standpoint, the strength of the intellectual property under which we intend to grant licenses can be a critical determinant of the value of these licenses. If we are unable to secure, protect and enforce our intellectual property, it may become more difficult for us to attract new licensees, and therefore customers. Any such development could have a material adverse effect on our business, prospects, financial condition and results of operations.

Although we have filed various patent applications for some of our core technologies, we have opted to abandon or transfer them, in favor of a trade secrets policy.

Even if we do pursue patent protection for our inventions, these patents may not provide meaningful protection or commercial advantage. In the US, patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from our applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar us from licensing our technology and bar us or our future licensees from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from our applications may also be challenged by our competitors on the basis that they are otherwise invalid or unenforceable.

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

The market for our common stock is highly volatile, having ranged during the fiscal year ended December 31, 2019 from a low of $0.08 to a high of $5.80. The trading price of our common stock on the OTC Market Pink is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies, if any, in our internal controls over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal controls over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

We do not intend to pay dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future on our common stock, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may have violated Section 5 of the Securities Act.

We have been informed by the staff of the SEC that they believe the Company’s offering of securities under its offering statement on Form 1-A, was not made in compliance with applicable requirements of Regulation A under the Securities Act. The Company is in the process of amending the offering statement. However, sales we conducted under the offering statement prior to receiving this notification from the staff may have been made in violation of Section 5 of the Securities Act. This may result in claims for rescission which could have a material adverse effect on our liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal offices are located at 2535 E. University Drive, McKinney, TX 75069. We, along with PWT, our Dallas based subsidiary, rent approximately a 12,000 square foot facility with a current monthly rent of $4,850.

ITEM 3. LEGAL PROCEEDINGS.

In February 2019, a Complaint was filed in the Superior Court for the State of California, Case No. 30-2019-01052056-CU-BC-CJC, for breach of contract, common counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an assignee of Interdependence, Inc., and named the Company and our developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claims to be entitled to enforce the contract as the assignee, and is demanding monetary damages in the aggregate amount of $630,000.

While filed in February, 2019, the Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, the absence of prior notice, service of the suit and an improper default promptly challenged, and in October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint. Through these filings, the Company and WaterChain, Inc. contest the allegations and claims in the Complaint, and deny that Interdependence performed the required services and contends that we overpaid Interdependence $40,000 for whatever work was done. Specifically, in November, 2019, an Answer was filed denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. Specifically, we have alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and ability to provide them, misrepresented the results they would obtain from providing such services, and also failed to provide us with the services as required by the contract such that Interdependence was overpaid based on what it in fact did. For those reasons, and prior to any litigation, we terminated the contract for non-performance.

On February 6, 2020, the Superior Court set April 4, 2021 as the trial date for this matter. The Company and WaterChain are appropriately defending against the allegations and pursuing affirmative recovery on the cross-complaint. The Company disputes all claims and is appropriately litigating its defenses and pursuing recovery on its cross-suit. The parties are in the preliminary stages of settlement negotiations with the Plaintiff RDI and Interdependence, but we can provide no assurance that any settlement will be reached nor can we provide any assurances regarding any terms of such settlement. As of date of this report, legal fees and costs in this action have been substantial and it is impossible at this time to predict an exact amount, or even a meaningful estimate, of the aggregate sums that may be incurred in finally resolving or adjudicating this lawsuit.

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

	Fiscal Year 2019
	High	Low
First Quarter	$5.80	1.80
Second Quarter	$2.20	0.40
Third Quarter	$1.00	0.20
Fourth Quarter	$1.97	0.08

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

Holders

As of May 15, 2020, we had approximately 517 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2019 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Section 4(a)(2) Securities Issuances

Consultant Issuances

Between May 11, 2020 and May 21, 2020, the Company issued to consultants and one employee an aggregate of 295,141 shares of the Company’s common stock in exchange for 6,000,000 shares of Series Preferred D-1 shares.

Conversion of Preferred Shares

Between April 2, 2020 and May 11, 2020, the Company sold an aggregate of 3,904 shares of the Company’s Series M preferred stock for an aggregate purchase price of $97,600.

Other Information

Paycheck Protection Program Loan

Between May 4, 2020 and May 5, 2020, the Company received loan proceeds in the aggregate amount of $345,000 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act. The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.  The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  The Company intends to use the proceeds of the PPP Loan specifically for eligible purposes and to pursue forgiveness, although no assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.

Restricted Stock Agreements

On May 18, 2020, the Company entered into Restricted Stock Grant Agreements (the “May RSGAs”) with its Chief Executive Officer, T. Riggs Eckelberry, members of the Board, employees and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGAs are performance based shares and none have yet vested nor have any been issued. The May RSGAs provide for the issuance of up to an aggregate of 10,500,000 shares of the Company’s common stock as follows: 2,000,000 to Mr. Eckelberry, 500,000 to each of the other three members of the Board, and an aggregate of 7,000,000 to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 5,250,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 5,250,000 shares of its common stock. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance.

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

Overview of Business

Our mission is to provide expertise and technology to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology worldwide to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise.

3.	We develop new business models, such as Investor Water™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems. Both projects are in a research and development phase.

Water is our most valuable resource, and the mission of OriginClear is to improve the quality of water and help return it to its original and clear condition.

The Group

In 2015, OriginClear embarked on a corporate strategy to acquire U.S. water service companies focused on specialized water treatment. OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment. To complement this acquisition strategy, we also incubate business units from cash flow.

On October 1, 2015, Dallas-based Progressive Water Treatment, Inc. (“PWT”) became the first acquisition in The OriginClear Group. PWT is a mature designer, builder and service provider for a wide range of industrial water treatment applications.

On July 19, 2018, the Company announced the launch of its Modular Water Treatment (MWS) Division, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the division and along with the intellectual property which the Company licensed exclusively worldwide for three years, brought a following of prospective customers. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant. Beginning with its first installation, PWT built MWS components. The two units have now completed the process of integrating their operations fully, so they can benefit synergistically from each other’s technology and market opportunities building greater sales and profits. In addition, by integrating MWS’s engineering and manufacturing into the PWT facility, significant efficiencies and savings can occur. The Company regards the MWS program as a successful incubation.

On June 12, 2018, the Company announced that it had purchased an equity stake in Port St. Lucie, FL based Water Technologies International, Inc. (OTC: WTII) (“Water Technologies”), and lent Water Technologies additional funds, allowing Water Technologies to finalize its acquisition of West Palm Beach-based WaterZone, Inc. (“WaterZone”), which has specialized, for over 30 years, in complete system design, installations and maintenance for commercial, industrial and residential customers through Florida. The Company has substantially retained this stake.

From time to time, OriginClear engages in discussions for additional, accretive acquisitions of companies specializing in complementary markets and applications and is incubating additional programs such as Investor Water™, a marketplace concept to connect investors with secured water projects. However, no assurance can be given that the Company will complete these acquisitions, or that the incubations will succeed.

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

In March of 2016, OriginClear announced that it had successfully developed and proved Advanced Oxidation for its breakthrough water cleanup system, or EWS. University laboratory tests have shown that AOx™ can now extract dissolved contaminants, which are otherwise difficult to remove without chemicals such as chlorine.

Today, we are capable of pairing the two technologies as EWS:AOx™, or separately, as the application requires. OriginClear believes that its technology is valuable to the industry because it has the potential to greatly extend the life of membranes and filters by effectively treating very dirty, oily water, while reducing chemical use significantly.

OriginClear also believes that its Advanced Oxidation technology will help neutralize harmful micro-contaminants, such as industrial solvents, chemicals such as glyphosate, and microorganisms such as viruses, which is difficult or impossible to achieve with other technologies.

Overall, the system has shown a dramatic reduction in Total Organic Compounds which includes all forms of organic contamination, solids, miscible or dissolved, to meet new stringent global discharge requirements. Our technology integrates easily with other industry processes. We have begun to embed our technology into larger systems through licensing and joint ventures.

Technology Licensing

For its first eight years of operations, OriginClear focused uniquely on development and commercialization of its breakthrough Electro Water Separation™ technology. In 2015, the technology went into commercial phase, and the Company launched it as OriginClear Technologies, operating in parallel to the Group. The mission of OriginClear Technologies is to develop Electro Water Separation™ and achieve its full recognition as an international industry standard in treating our increasingly complex wastewater treatment challenges. For this purpose, OriginClear Technologies relies on an ongoing R&D and engineering activity for the development of its technology, while actively building its network of partners, licensees and joint venture partners for commercial development The Company had established OriginClear (HK), its wholly-owned subsidiary in Hong Kong, to manage Asia-Pacific market development, but the Company has since named India’s Permionics as its Strategic Partner for Asia-Pacific Region. The Company is in the process of closing OriginClear (HK); OriginClear continues to manage China opportunities from the United States. While OriginClear Technologies focuses on developing and monetizing the Company’s internally-developed Intellectual Property, best practices and trade secrets, it is expected to do the same for technologies which may come in the future with the Group’s acquisition of profitable water treatment companies. While the Company relies on trade secrets for its internally-developed inventions, it intends to maintain and defend any patents which come with an acquisition, just as it has committed to supporting the patents it has licensed from Daniel M. Early.

In the first Quarter of 2019, working with select licensees, we began to develop direct offerings of our two main applications for the technology to date: oil and gas and manure effluent treatment. (We believe that market conditions at this writing will prevent further exploitation of the oil and gas marketplace.) This was additional to the direct offerings by OriginClear (Hong Kong), primarily for ammonia removal, which we intend to continue to support from the United States and through our India partnership. Going forward, we intend to develop our direct offerings line to maximize penetration of the technology into markets.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2019, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31, 2019	December 31, 2018
Revenue	$3,587,894	$4,637,698
Cost Of Goods Sold	3,217,028	3,484,018
Operating Expenses, Depreciation and Amortization	4,279,104	5,216,031

Loss from Operations before Other Income/(Expense)	(3,908,238)	(4,062,351)

Other Income/(Expense)	(23,565,440)	(7,284,218)

Net Loss	$(27,473,678)	$(11,346,569)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2019 and 2018 was $3,587,894 and $4,637,698, respectively. Cost of sales for the year ended December 31, 2019 and 2018, was $3,217,028 and $3,484,018, respectively. Revenue decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2019 and 2018, were $1,572,183 and $1,823,188, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in marketing expense.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2019 and 2018, were $2,556,201 and $3,045,780, respectively. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, outside services and overall cost cutting measures.

Research and Development Cost

Research and development (“R&D”) costs for the years ended December 31, 2019 and 2018, were $107,351, and $290,542. The decrease in research and development costs was primarily due to a decrease in salaries, contractor expense and other research and development costs.

Depreciation Expense

Depreciation expense for the years ended December 31, 2019 and 2018, were $43,369 and $56,521, respectively.

Other Income and Expenses

Other income and (expenses) increased by $(16,281,222) to $(23,565,440) for the year ended December 31, 2019, compared to $(7,284,218) for the year ended December 31, 2018. The increase was predominantly the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $(19,019,129), increase in loss on settlement of convertible notes in the amount of $(348,307), increase in unrealized loss on investment securities in the amount of $(6,000), decrease in other income in the amount of $1,920, with offset by a decrease in loss on conversion of debt in the amount of $1,747,452, decrease in loss on sale of asset in the amount of $406, decrease in realized loss on investment in the amount of $39,538, decrease in commitment fees of $479,913 and decrease in interest expense of $910,545 which includes non-cash amortization of debt discount of $146,005.

Net Loss

Our net loss increased by $16,127,109 to $27,473,678 for the year ended December 31, 2019, compared to net loss of $11,346,569 for the year ended December 31, 2018. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2019, we incurred a net loss of $27,473,678 and cash used in operations of $3,188,314. As of December 31, 2019, we had a working capital deficit of $38,598,414 and a shareholders’ deficit of $42,361,876. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from our shareholders in the year ended December 31, 2019, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and has also obtained funding from new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2019 and December 31, 2018, we had cash of $490,614 and $609,144, respectively and working capital deficit of $38,598,414 and $12,888,290, respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities.

During the year ended December 31, 2019, we raised an aggregate of $3,263,050 in an offering of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(3,221,393) for the year ended December 31, 2019, compared to $(3,452,427) for the year ended December 31, 2018. The decrease of $264,113 in cash used in operating activities was due primarily to a decrease in loss on convention of debt and shares issued for services.

Net cash flows (used in) investing activities for the year ended December 31, 2018 and 2018 were $(6,188) and $(195,109), respectively. The net decrease in cash provided in investing activities was mostly due to decrease in purchase of fixed assets, investment in security, and convertible note receivable.

Net cash flows provided by financing activities was $3,108,951 for the year ended December 31, 2019, as compared to $3,816,858 for the prior year ended December 31, 2018. The decrease in cash provided by financing activities was due to a decrease in loans payable and debt financing through convertible promissory notes.

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

We have estimated our current average burn, and believe that we have assets to ensure that we can function without liquidation for a limited time, due to our cash on hand, growing revenue, and our ability to raise money from our investor base. Based on the aforesaid, we believe we have the ability to continue our operations for the immediate future and will be able to realize assets and discharge liabilities in the normal course of operations. However, there cannot be any assurance that any of the aforementioned assumptions will come to fruition and as such we may only be able to function for a short time.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, due to small staff size, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address the deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management has identified control deficiencies regarding the lack of segregation of duties due to small staff size and the need for a stronger internal control environment. The small size of the Company’s staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company intends to add additional resources and controls during year 2020 to mitigate the above significant deficiency.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	68	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Anthony Fidaleo	61	Director

Jean-Louis Kindler	57	Director

Byron Elton	65	Director

Tom Marchesello	50	Chief Operating Officer

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

Jean-Louis Kindler – Director

Mr. (“JL”) Kindler is a longtime Director of the Company. As President of OriginClear Technologies, he led the commercialization of OriginClear’s breakthrough water treatment technology. Today, he is the CEO of Clean Energy Enterprises Inc., established to commercialize the Blue Tower biomass-to-hydrogen system he helped develop two decades ago in Japan. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. Before OriginClear, JL was co-founder and Chief Technology Officer of Ennesys, the company’s French joint venture, where he designed its patent-pending waste-to-energy system. Earlier, as founding CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm (42 M€, 360 employees in 2008), he led the development of a breakthrough fuel cell process. And earlier still, his twenty-year career in Japan gave him unique insight into fast-growing Asian markets. There, as principal of technology incubator Pacific Junction, JL completed various assignments. These included technology sourcing for the French industrial group GEC-Altshom, building the first commercial unit of the Blue Tower (to which he has recently returned in its now-fourth generation), and market development for a fluids mixing technology that helped inspire early OriginClear inventions. Mr. Kindler holds a Master’s in Economics and Public Policy from the Institute of Political Science in Lyon, France, and an MBA in International Management in Paris. Mr. Kindler’s executive and management experience, and past involvement in the company’s technology and operations, qualifies him to serve as a member of our board of directors.

Byron Elton – Director

Mr. Elton has served as our director since January 2014. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. Since June 2018, he has been President of Elton Enterprises, Inc., which is involved in the wellness, fitness and health sector. Elton is currently opening six StretchLab Studios in the Los Angeles and Seattle markets (stretchlab.com). He is a co-founder since June 2017 of Pardue Associates, operating monsho, a brand-centric, creative communications agency focused on delivering results. From 2013 to 2017, Mr. Elton was a partner of Clear Search, an executive search firm. Prior to that, from 2009 until 2013, Mr. Elton served as President and Chief Executive Officer of Carbon Sciences, Inc. (“Carbon Sciences”) (OTCBB: CABN) and has served as Chairman of Carbon Sciences since March 2009. Carbon Sciences is an early stage company developing a technology to convert earth destroying carbon dioxide into a useful form that will not contribute to greenhouse gas. Mr. Elton previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton studied Advertising and Marketing Communications at Brigham Young University. Mr. Elton’s executive and management experience qualifies him to serve as a member of our board of directors.

Tom Marchesello – President & Chief Operating Officer.

Mr. Marchesello was named COO in June 2019. For the five years prior to joining the Company, Mr. Marchesello operated as an executive-level Business Consultant, specializing in environmental, social and governance (ESG) corporate strategy, operations, & investor relations to private-equity funded portfolio companies in high technology & industrial manufacturing industries. Prior to that, he was Director of M&A with Bainbridge. Mr. Marchesello served in the U.S. Air Force as a Captain at Air Force Space Command headquarters, leading aerospace operations and strategic planning for satellite communications, earth science monitoring and Geographic Information (GIS) and Positioning (GPS) Systems. After leaving the service, Mr. Marchesello worked in finance and high technology operations for 20 years with such companies as Sony Electronics, Thompson Reuters, Morgan Stanley, Bainbridge and CME Group. Mr. Marchesello holds a BS in Finance from Pennsylvania State University and an MBA from San Diego State University and holds US Patent #7,613,634, for performing Electronic Retailing. He received two Air Force Achievement Medals, two Air Force Commendation Medals and a Gulf War Service Medal.

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

Board Independence

We currently have four directors serving on our board of directors. We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the NASDAQ Capital Market, Anthony Fidaleo, Jean-Louis Kindler and Byron Elton would be considered independent directors.

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2019, as well as acted by unanimous written consent.  All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We have made our Code of Ethics available on our website at www.originclear.com/investing.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles. Mr. Eckelberry has served as our Chairman since our inception in 2007. Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined. Our board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer and Chief Commercial Officer for the years ended 2019 and 2018:

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry, Chairman of the Board, Acting CFO,	2019	360,000	5,000	-	-	-	-	3,000	368,000
Secretary & Treasurer, President and CEO	2018	360,000	10,000	-	-	-	-	3,000	373,000

Tom Marchesello (1)	2019		87,500	-	-	-	-	-	87,500
Chief Operating Officer	2018		-	-	-	-	-	-	-

Jean Louis Kindler (2)	2019		34,499	-	-	-	-	-	34,499
Chief Commercial Officer	2018		144,000	-	-	-	-	-	144,000

(1)	Mr. Marchesello was appointed Chief Operating Officer in June 2019.
(2)	Mr. Kindler resigned as Chief Commercial Officer in March 2019.

Outstanding Equity Awards at 2019 Fiscal Year-End

There were no stock option plans outstanding as of December 31, 2019.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2019, our Chief Executive Officer received a bonus of $5,000. We currently do not have an employment agreement with our Chief Operating Officer, Mr. Marchesello, who is paid an annual salary of $150,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 28, 2020, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 9,812,845 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares	Percentage of Voting Power
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer	3	*	51	%(2)

Tom Marchesello, Chief Operating Officer	340	*	-

Anthony Fidaleo, Director	168	*	-

Byron Elton, Director	168	*	-

Jean-Louis Kindler, Director	1	*	-

Directors and executive officers as a group (5 persons)	680	*	51	%(2)

*	Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 2535 E. University Drive, McKinney, TX 75069.
(2)	Includes 1,000 shares of Series C Preferred Stock which entitles Mr. Eckelberry to 51% of the total vote representing a super majority voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

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

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Item 11 under “Executive Compensation,” and Note 8 under “Loan Payable – Related Party”, since January 1, 2019 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered in 2019 and 2018. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) or Liggett & Webb, P.A. (“Liggett & Webb”), as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. Liggett & Webb, P.A. served as our independent registered public accounting firm through September 30, 2019. We engaged M& K as our independent registered public accounting on September 30, 2019.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2019 – M&K CPAS, PLLC	$40,000	$-	$-	$-
2019 – Liggett & Webb, P.A.	$68,000	$-	$-	$-
2018 – Liggett & Webb, P.A.	$79,000	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2019 and 2018, to M&K or Liggett & Webb, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2019 and 2018, respectively.

All Other Fees

There were no fees billed to us by M&K or Liggett& Webb, as applicable, for services rendered to us during the fiscal years ended December 31, 2019 and 2018, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

As of the date of this filing, our current policy is to not engage our independent registered public accounting firm to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage our independent registered public accounting firm to provide audit and other assurance services, such as review of SEC reports or filings, as set forth above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.

3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (23)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (24)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (24)
3.22	Certificate of Designation of Series G Preferred Stock (25)
3.23	Certificate of Designation of Series I Preferred Stock (28)
3.24	Certificate of Designation of Series J Preferred Stock (28)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (33)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019(29)
3.27	Certificate of Designations of Series K Preferred Stock(30)
3.28	Certificate of Designations of Series L Preferred Stock (30)
3.29	Certificate of Designations of Series M Preferred Stock (31)
3.30	Certificate of Designations of Series O Preferred Stock (32)
3.31	Certificate of Designations of Series P Preferred Stock (32)
4.1	Form of Class A Stock Purchase Warrant (14)
4.2	Form of Class B Stock Purchase Warrant (14)
4.3	Form of Class C Stock Purchase Warrant (14)
10.1	Non-Statutory Stock Option Agreement dated October 6, 2015 (15)
10.2	OriginClear, Inc. 2015 Equity Incentive Plan (16)**
10.3	Amended and Restated Non-Statutory Stock Option Agreement dated October 6, 2015 between T. Riggs Eckelberry and the Company (17)***
10.4	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (18)***
10.5	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (19)***
10.6	Form of Subscription Agreement (14)
10.7	Form of Subscription Agreement (21)
10.8	Form of Restricted Stock Agreement (22)
10.9	Form of Regulation D Subscription Agreement for Series E Preferred Stock (24)
10.10	Form of Subscription Agreement for Series F Preferred Stock (24)
10.11	Settlement Agreement between the Company and PowerUp Lending Group, Ltd. (26)
10.12	Form of Subscription Agreement (26)
10.13	Settlement Agreement between the Company and Auctus Fund, LLC (27)
10.14	Form of Subscription Agreement (33)
21.1	Subsidiaries of the Registrant*
31	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (20)*
32	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (20)*
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

** Management compensation plan

*** Management compensation agreement

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017 filed with the SEC on August 14, 2017.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 filed with the SEC on November 16, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016 filed with the SEC on May 16, 2016.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(20)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2017 filed with the SEC on April 17, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 and filed with the SEC on May 21, 2018.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and filed with the SEC on August 14, 2018.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2019.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.
(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.
(30)	Incorporated by reference to the Company’s Current Report on Form 10-Q for the Quarter ended June 30, 2019 filed with the SEC on August 19, 2019.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2019.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020.
(33)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2018 filed with the SEC on April 25, 2019.

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

Date: May 29, 2020	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director, Chief Executive Officer and Acting Chief Financial Officer

Date: May 29, 2020	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: May 29, 2020	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: May 29, 2020	By:	/s/ Byron Elton
Byron Elton
Director

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OriginClear, Inc. (the Company) as of December 31, 2019, and the related consolidated statement of operations and shareholder’s deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of OriginClear, Inc. as of December 31, 2018 were audited by other auditors whose report dated April 25, 2019 expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX
May 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OriginClear, Inc. (the "Company") as of December 31, 2018, the related statement of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2014

New York, NY

April 25, 2019, except as to the last paragraph of Note 1, as to which the date is January 21, 2020

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$490,614	$609,144
Contracts receivable, less allowance for doubtful accounts of $0 and $6,996 respectively	522,911	309,223
Inventory	-	13,736
Contract assets	26,287	111,001
Convertible note receivable	117,879	84,900
Other receivable	2,500	-
Prepaid expenses	47,483	46,584
TOTAL CURRENT ASSETS	1,207,674	1,174,588
NET PROPERTY AND EQUIPMENT	117,069	154,250
OTHER ASSETS
Fair value investment-securities	9,600	22,800
Trademark	4,467	4,467
Security deposit	3,500	3,500
TOTAL OTHER ASSETS	17,567	30,767
TOTAL ASSETS	$1,342,310	$1,359,605
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other payable	$1,144,545	$987,524
Accrued expenses	1,163,146	1,152,982
Cumulative preferred stock dividends payable	92,472	25,085
Contract liabilities	428,009	112,894
Capital lease, current portion	9,088	9,088
Customer deposit	136,765	120,688
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $0 and $123,458 respectively	427,214	473,507
Loan payable, related party	187,054	219,841
Promissory note, current portion	-	110
Derivative liabilities	31,640,470	9,360,204
Series F 8% Convertible Preferred Stock, 1,678 and 0 shares issued and outstanding, redeemable value of $1,678,000 and $0, respectively	1,678,000	-
Convertible promissory notes, net of discount of $0 and $146,005, respectively	2,879,325	1,580,955
Total Current Liabilities	39,806,088	14,062,878
Long Term Liabilities
Capital lease, long term portion	17,073	26,918
Promissory note, long term portion	-	74,867
Series G 8% Convertible Preferred Stock, 530 shares issued and outstanding, respectively, redeemable value of $530,000 and $0, respectively	530,000	-
Series I 8% Convertible Preferred Stock, 797 shares issued and outstanding, respectively, redeemable value of $797,400 and $0, respectively	797,400	-
Series K 8% Convertible Preferred Stock, 2,001 shares issued and outstanding, respectively, redeemable value of $2,000,650 and $0, respectively	2,000,650	-
Convertible promissory notes, net of discount of $0 and $0, respectively	552,975	2,076,472
Total Long Term Liabilities	3,898,098	2,178,257
Total Liabilities	43,704,186	16,241,135

Series F 8% Convertible Preferred Stock, 0 and 1,743 shares issued and outstanding, redeemable value of $0 and $1,743,000, respectively	-	1,743,000

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
38,500,000 shares of Series D-1 issued and outstanding, respectively	3,850	3,850
2,139,649 shares of Series E issued and outstanding, respectively	214	214
349 shares of Series J issued and outstanding, respectively	-	-
1,000 shares of Series L issued and outstanding, respectively	-	-
34,200 shares of Series M issued and outstanding, respectively	3	-
Additional paid in capital, preferred stock	171,257	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 4,854,993 and 875,244 equity shares issued and outstanding, respectively	486	88
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital, common stock	64,744,107	63,179,433
Accumulated other comprehensive loss	(134)	(134)
Accumulated deficit	(107,281,659)	(79,807,981)
TOTAL SHAREHOLDERS’ DEFICIT	(42,361,876)	(16,624,530)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,342,310	$1,359,605

The accompanying notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended
	December 31, 2019	December 31, 2018

Sales	$3,587,894	$4,637,698

Cost of Goods Sold	3,217,028	3,484,018

Gross Profit	370,866	1,153,680

Operating Expenses
Selling and marketing expenses	1,572,183	1,823,188
General and administrative expenses	2,556,201	3,045,780
Research and development	107,351	290,542
Depreciation and amortization expense	43,369	56,521

Total Operating Expenses	4,279,104	5,216,031

Loss from Operations	(3,908,238)	(4,062,351)

OTHER INCOME (EXPENSE)
Other income	32,980	34,900
Unrealized gain(loss) on investment securities	(13,200)	(7,200)
Realized loss on investment	-	(39,538)
Loss on sale of asset	-	(406)
Amortization of financing fees and cost	(147,924)	(35,776)
Gain on settlement of payable	28,428	-
Loss on settlement of convertible notes	(348,307)	-
Commitment fee	-	(479,913)
Loss on conversion of debt	(102,527)	(1,849,979)
Loss on net change in derivative liability and conversion of debt	(22,280,266)	(3,261,137)
Interest expense	(734,624)	(1,645,169)

TOTAL OTHER (EXPENSE) INCOME	(23,565,440)	(7,284,218)

NET INCOME (LOSS)	$(27,473,678)	$(11,346,569)

PREFERRED STOCK DIVIDENDS	$-	$(27,017)

NET LOSS AVAILABLE TO SHAREHOLDERS	$(27,473,678)	$(11,373,586)

BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(12.66)	$(50.93)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	2,170,270	223,334

The accompanying notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional			Additional	Accumulated Other
	Preferred stock		Paid-in	Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2017	4,333	1	-	56,444	5	58,629,844	(134)	(68,461,412)	(9,831,696)
Common stock issuance for conversion of debt and accrued interest	-	-	-	457,188	46	2,815,479	-	-	2,815,525
Common stock issued at fair value for services	-	-		129,930	13	1,207,220	-	-	1,207,233
Common stock issued thru a private placement for purchase of Series F Preferred stock	-	-	-	215,906	22	(22)	-	-	-
Common stock issued for conversion of Series B Preferred stock	(3,333)	(1)	-	714	-	-	-	-	-
Series D Preferred stock issued thru a private placement	15,805,554	1,581	-	-	-	278,419	-	-	280,000
Series D Preferred stock converted to Series E Preferred stock	(15,805,554)	(1,581)	-	-	-	(278,419)	-	-	(280,000)
Series D-1 Preferred stock issued thru a private placement	38,500,000	3,850	-	-	-	(3,850)	-	-	-
Series E Preferred stock issued thru a private placement	2,440,871	244	-	-	-	506,854	-	-	507,098
Series E Preferred stock converted to common stock	(301,222)	(30)	-	15,062	2	28	-	-	-
Stock compensation cost	-	-	-	-	-	50,897	-	-	50,897
Cumulative preferred stock dividend	-	-	-	-	-	(27,017)	-	-	(27,017)
Net loss	-	-	-	-	-	-	-	(11,346,569)	(11,346,569)
Balance at December 31, 2018	40,640,649	$4,064	-	875,244	$88	$63,179,433	$(134)	$(79,807,981)	$(16,624,530)
Common stock issuance for conversion of debt and accrued interest	-	-	-	2,647,017	265	729,001	-	-	729,266
Common stock issued at fair value for services	-	-	-	1,070,855	107	706,155	-	-	706,262
Common stock issued thru a private placement for purchase of Series G Preferred stock	-	-	-	82,799	8	(8)	-	-	-
Series J preferred stock converted into common stock	(50)	-	-	171,176	17	(17)	-	-	-
Issuance of Series M Preferred stock in exchange for convertible note	34,200	3	171,257	-	-	-	-	-	171,260
Common stock reverse split share adjustment	-	-	-	7,902	1	(1)	-	-	-
Cumulative Preferred stock dividends	-	-	-	-	-	27,017	-	-	27,017
Loss on conversion of debt	-	-		-	-	102,527	-	-	102,527
Net Income	-	-	-	-	-	-	-	(27,473,678)	(27,473,678)
Balance at December 31, 2019	40,674,799	$4,067	$171,257	4,854,993	$486	$64,744,107	$(134)	$(107,281,659)	$(42,361,876)

The accompany notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Years Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,473,678)	$(11,346,569)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	43,369	56,521
Common stock and warrants issued for services	706,262	1,207,233
Stock option and warrant compensation expense	-	50,897
Loss on net change in valuation of derivative liability	22,280,266	3,261,137
Loss on conversion of debt	102,527	1,849,979
Loss on settlement of debt	348,307	-
Debt discount recognized as interest expense	146,005	660,436
Loss on sale of asset	-	406
Accrued interest on note receivable	(32,979)	-
Net unrealized loss on fair value of security	13,200	7,200
Realized loss on security investment	-	39,538
Exchange of investment for services	-	80,000
Amortization of financing cost	165,552	35,776
Gain on settlement of payable	(28,428)	-
Change in Assets (Increase) Decrease in:
Contracts receivable	(213,688)	151,218
Contract asset	84,714	(22,412)
Inventory asset	13,736	(122)
Prepaid expenses and other assets	(899)	15,023
Work in process	(2,500)	84,157
Change in Liabilities Increase (Decrease) in:
Accounts payable	167,821	124,092
Accrued expenses	127,928	317,894
Cumulative preferred stock dividends payable	-	25,085
Contract liabilities	315,115	(41,154)
Customer deposit	16,077	6,738
Deferred income	-	(15,500)
NET CASH USED IN OPERATING ACTIVITIES	(3,221,293)	(3,452,427)
CASH FLOWS USED FROM INVESTING ACTIVITIES:
Fair value investment - security	-	(100,000)
Convertible note receivable	-	(80,000)
Proceeds from sale of asset	-	2,000
Purchase of fixed assets	(6,188)	(17,109)
CASH USED IN INVESTING ACTIVITIES	(6,188)	(195,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(9,845)	(9,434)
Loan payable, truck	-	(15,699)
Loan payable financing, net	(184,625)	473,507
Loan payable, related party, net	-	219,841
Promissory note payable, related party	-	74,977
Payment of cumulative preferred stock dividends	-	(1,932)
Net cumulative preferred stock dividends payable	40,371	-
Proceeds from convertible promissory notes	-	825,500
Payment on redemption of preferred stock	(65,000)	-
Net proceeds for issuance of preferred stock for cash	3,328,050	2,250,098
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,108,951	3,816,858
NET DECREASE IN CASH	(118,530)	169,322
CASH BEGINNING OF YEAR	609,144	439,822
CASH END OF YEAR	$490,614	$609,144
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$59,528	$155,708
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt and accrued interest	$729,266	$2,815,525
Capitalized leased asset	$-	$45,440
Preferred stock converted to common stock	$17	-
Issuance of Series M preferred stock for settlement of debt	$171,260	-
Stock issued through private placement	$8	$-

The accompanying notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the “Company”) was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007. The Company began its’ planned principle operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment. As of December 31, 2019, OCT has limited assets and operations.

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

Line of Business

OriginClear is a provider of water treatment solutions and the developer of a breakthrough water cleanup technology. The Company’s technology integrates easily with other industry processes and can be embedded into larger systems through licensing and joint ventures. Through the acquisition of Progressive Water Treatment Inc., the Company is primarily engaged in providing water treatment systems and services for a wide variety of applications and component sales.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the year ended December 31, 2019, the Company did not generate significant revenue, incurred a net loss of $27,473,678 and used cash in operations of $3,188,314.  As of December 31, 2019, the Company had a working capital deficiency of $38,598,414 and a shareholders’ deficit of $42,361,876.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2019 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2019, the Company obtained funds from the issuance of convertible note agreements and from sales of its common stock. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $3,587,894 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Reverse Stock Split

On October 25, 2019, the Company effected a one-for-two thousand (1 for 2,000) reverse stock split of its common stock (the “Reverse Split”). All shares, options, warrants and per share information throughout these consolidated financial statements have been retroactively restated to reflect the Reverse Split.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2019, the cash balance in excess of the FDIC limits was $201,007. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Loss per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2019	2018
(Loss) to common shareholders (Numerator)	$(27,473,678)	$(11,373,586)

Basic and diluted weighted average number of common shares outstanding denominator	2,170,270	223,334

Year ended December 31, 2019

The Company has excluded 122,044 warrants, shares issuable from convertible debt of $3,432,300 and shares issuable from convertible preferred stock for the year ended December 31, 2019, because their impact on the loss per share is anti-dilutive.

Year ended December 31, 2018

The Company has excluded 125,456 warrants, shares issuable from convertible debt of $3,657,427 and shares issuable from convertible preferred stock for the year ended December 31, 2018, because their impact on the loss per share is anti-dilutive.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts were $0 and $6,996 as of December 31, 2019 and 2018, respectively. The net contract receivable balance was $522,911 and $309,223 at December 31, 2019 and 2018, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and 2018, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $107,351 and $290,542 for the years ended December 31, 2019 and 2018, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $48,594 and $103,791 for the years ended December 31, 2019 and 2018, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	December 31,
	2019	2018

Machinery and Equipment	$193,570	$192,330
Computer Equipment	59,468	54,520
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	409,988	403,800
Less accumulated depreciation	(292,919)	(249,550)

Net Property and Equipment	$117,069	$154,250

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

Depreciation expense during the year ended December 31, 2019 and 2018, respectively was $43,369 and $56,521.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2019 and 2018.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2019	$9,600	$9,600	$-	$-
Investment at fair value-securities, December 31, 2018	$22,800	$22,800	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2019	$31,640,470	$-	$-	$31,640,470
Derivative Liability, December 31, 2018	$9,360,204	$-	$-	$9,360,204

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2018	$5,531,183
Fair Value of derivative liabilities issued	567,884
Loss on conversion of debt and change in derivative liability	3,261,137
Balance as of December 31, 2018	9,360,204
Loss on conversion of debt and change in derivative liability	22,280,266
Balance as of December 31, 2019	$31,640,470

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2019	12/31/2018
Risk free interest rate	1.48% - 1.69%	2.48% - 2.63%
Stock volatility factor	116.0% - 338.0%	136.0% - 396.0%
Weighted average expected option life	6 months - 5 years	6 months - 5 years
Expected dividend yield	None	None

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

The new standard did not have a material impact on the Company’s audited consolidated financial statements.

In August 2017, FASB issued accounting standards update ASU-2017-12, “D” (Topic 815) – “Targeted Improvements to Accounting for Hedging Activities”, to require an entity to present the earnings effect of the hedging instrument in the same statement line item in which the earnings effect of the hedged item is reported. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods with the fiscal years beginning after December 15, 2020. Early adoption is permitted in any interim period after issuance of the update. The Company has evaluated the impact of the adoption of ASU 2017-12 on the Company’s audited consolidated financial statements, which had no material impact.

In June 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company adopted ASU 2018-07 on the January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s audited consolidated financial statements.

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Preferred Stock

Series B

On July 31, 2015, the Board of Directors of the Company adopted a Certificate of Designation establishing the rights, preferences, privileges and other terms of Series B Preferred Stock, par value $0.0001 per share which consists of 10,000 shares (the “Series B Preferred Stock”). On October 1, 2015, the Company filed the Certificate of Designation for the Series B Preferred Stock with the Secretary of State of Nevada and Series B Shares were issued to the shareholders of Progressive Water Treatment, Inc. in connection with the share exchange agreement. One third (1/3) of the shares received by the holder may be converted into common stock beginning one (1) year after the first date on which a share of Series B Preferred Stock was issued (the “Original Issue Date); one third (1/3) may be converted beginning two (2) years after the original issue date; and the remaining one third (1/3) may be converted beginning three years after the original issue date. The number of shares of common stock issuable for each share of converted Series B Preferred Stock shall be calculated by dividing the stated value by the market price, the market price shall be the average of the closing trade prices of the twenty-five (25) days prior to the date of the conversion notice. On August 12, 2016, the agreement was amended to include make-good-shares. The conversion price is to be adjusted to reflect the lower of $2,100 or the price of the Company’s Common Stock calculated using the average closing prices of the Company’s Common Stock on the last three (3) trading days prior to the date of conversion, provided, however, if the Average Closing Price is less than $700 per share, the adjusted conversion price shall be $700 per share.

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

During the year ended December 31, 2019, the Company issued 238 shares of common stock upon conversion of 3,333 shares of preferred stock at a price of $2,100 per share, plus 476 make good shares at a price of $700 per share. As of December 31, 2019, all shares of Series B were converted and no gain or loss was recognized because the transaction occurred within the terms of the agreement.

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. Holder of Series C preferred stock shall not be entitled to receive dividends, shall not be entitled to any liquidation preference and shares of Series C preferred stock shall have no conversion rights. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of December 31, 2019, there are 1,000 shares of Series C preferred stock outstanding.

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

As of June 30, 2018, the Company issued 15,805,554 shares of Series D preferred stock through a private placement for a cash value of $280,000 at prices ranging $0.016 to $0.020. During the period ended September 30, 2018, the Series D shares were exchanged for 1,400,000 Series E preferred stock. As of December 31, 2019, there were no outstanding Series D preferred stock.

Series D-1

On April 13, 2018, the Company filed a Certificate of Designation for its Series D-1 Convertible preferred stock (the “Series D-1 preferred stock”) with the Secretary of State of Nevada designating 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock have a par value of $0.0001 per share. The shares of Series D-1 preferred stock do not have a dividend rate or liquidation preference. Each share of Series D-1 preferred stock is convertible 0.0005 of one share of common stock. The shares of Series D-1 preferred stock do not carry any voting rights. At no time may all or a portion of the Series D-1 preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. The Company issued 38,500,000 preferred shares for services. As of December 31, 2019, there were 38,500,000 shares issued and outstanding.

Series E

On August 14, 2018, the Company filed a Certificate of Designation for its 0% Series E Convertible preferred stock (the “Series E preferred stock”) with the Secretary of State of Nevada designating 4,000,000 shares of its authorized preferred stock as Series E preferred stock, accompanied with five one-hundredths (0.05) warrants each for the purchase of one (1) share of common stock. The shares of Series E preferred stock have a par value of $0.0001 per share. The shares of Series E preferred stock do not have a dividend rate or liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. At no time may all or a portion of the Series E preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. On August 14, 2018, the Company sold 1,040,871 shares of Series E preferred stock for $227,098. Also, on August 14, 2018, the Series D shares were cancelled and exchanged for 1,400,000 shares of Series E, for a total aggregate of 2,440,871 shares of Series E preferred stock. On December 27, 2018, the Company issued 15,062 shares of common upon conversion from Series E to common shares. As of December 31, 2019, there were 2,139,649 shares issued and outstanding.

Series F

On August 14, 2018, the Company filed a Certificate of Designation for its Series F Convertible preferred stock (the “Series F preferred stock”) with the Secretary of State of Nevada designating $2,000,000 units, with each unit consisting of 100 shares of the Company’s Series F preferred stock. The shares of Series F preferred stock have a par value of $0.0001 per share. The shares of Series F preferred stock do not have a liquidation preference. Each share of Series F preferred stock is convertible into one share of common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company may exercise such redemption right by providing a minimum of 5 days written notice of such redemption to the Holders. In the event the Company exercises such redemption right for less than all of the then-outstanding shares of Series F preferred stock, the Company shall redeem the outstanding shares of the Holders of a pro-rata basis. The Series F is mandatorily redeemable on September 1, 2020. At no time may all or a portion of the Series F preferred stock be converted if the number of shares of common stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of common stock owned by the holder at such time, the number of shares of common stock that would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) more than 4.99% of all of the common stock outstanding at such time, which amount may be increased to 9.99% at the holders discretion. As of December 31, 2019, there were 1,678 shares of Series F preferred stock issued and outstanding. As of December 31, 2019, the Company accrued dividends in the amount of $33,560.

Series G

On January 16, 2019, the Company filed a Series G Certificate of Designation with the Nevada Secretary of State (the “Series G Designation”). Pursuant to the Series G Certificate of Designation, the Company may issue up to 6,000 shares of Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser shall receive shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. Between January 16, 2019 and March 20, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 530 shares of the Company’s Series G preferred stock for an aggregate purchase price of $530,000, which is recognized as a loan payable. As of December 31, 2019, the Company issued an aggregate of 82,799 shares of its common stock to certain holders of its Series G preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2019, the Company accrued dividends in the amount of $10,600.

Series I

On April 3, 2019, the Company filed a Series I Certificate of Designation (the “Series I COD”) for its Series I Preferred Stock (the “Series I”) and a Series J Certificate of designation (the “Series J COD”) for its Series J Preferred Stock (the “Series J”) with the Nevada Secretary of State. Pursuant to the Series I COD, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense.

Series J

Pursuant to the Series J COD, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed Series F preferred stock and Series G preferred stock. As of December 31, 2019, the Company issued an aggregate of 797 shares of its Series I preferred stock and 349 shares of its Series J preferred stock. As of December 31, 2019, the Company accrued dividends in the amount of $15,948.

Series K

On June 3, 2019, the Company executed a Series K Certificate of Designation (the “Series K COD”) for its Series K Preferred Stock (the “Series K”) and a Series L Certificate of designation (the “Series L COD”) for its Series L Preferred Stock (the “Series L”). Pursuant to the Series K COD, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K will not be entitled to any voting rights except as may be required by applicable law, and will not be convertible into common stock. The Company will have the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense.

Series L

Pursuant to the Series L COD, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into validly-issued, fully paid and non-assessable shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain Make-Good Shares for certain holders of the Company’s previously disclosed investment rounds. As of December 31, 2019, the Company issued an aggregate of 2,001 shares of its Series K preferred stock and 1,000 shares of its Series L preferred stock. As of December 31, 2019, the Company accrued dividends in the amount of $32,364.

Series M

In connection with an exchange agreement (the “Exchange Agreement”) with a noteholder of the Company, on December 11, 2019, the Company executed a Series M Certificate of Designation (the “Series M COD”) for its Series M Preferred Stock (the “Series M”). Pursuant to the Series M COD, the Company designated 800,000 shares of preferred stock as Series M. The Series M entitles the holders to an annual 10% dividend, payable monthly, on the stated value of $25.00 per share, payable in preference to payment of any dividend on the common stock. Dividends are paid only for shares issued through the private placement. The Series M does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Series M COD. The Series M has a liquidation preference of $25.00 per share plus any accrued but unpaid dividends, before any payments to holders of common stock. The Series M is convertible into common stock in an amount determined by dividing the stated value being converted by the conversion price. The conversion price is equal to 80% of the average closing price of the common stock for the last five trading days prior to the date the Company receives a conversion notice. The Series M may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Series M will be redeemable at the option of the Company, after the first anniversary of the original issuance date of the Series M, at a redemption price of $25.00 per share plus any accrued but unpaid dividends.

Pursuant to the Exchange Agreement, the Company issued 34,200 shares of newly created Series M Preferred Stock of the Company to the holder in exchange for an outstanding convertible note of the Company in the amount of $171,260 (including accrued interest thereon). No gain or loss was recognized on the exchange of the note.

Common Stock

On April 23, 2019, the Company filed a certificate of amendment to its articles of incorporation, with the Secretary of the State of Nevada effectuate an increase to the number of authorized shares of common stock of the Company from 8,000,000,000 shares from 16,000,000,000.

Reverse Stock Split

On October 25, 2019, the Company effected a one-for-two thousand (1 for 2,000) reverse stock split of its common stock (the “Reverse Split”). All shares, options, warrants and per share information throughout these consolidated financial statements have been retroactively restated to reflect the Reverse Split.

Year ended December 31, 2019

The Company issued 2,647,017 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $535,035, plus interest in the amount of $116,306, and a default settlement of $77,925, with an aggregate fair value loss on conversion of debt in the amount of $102,527, based upon conversion prices of $0.05 to $1.84.

The Company issued 1,070,855 shares of common stock for services at fair value of $706,262.

The Company issued 82,799 shares of common stock through a private placement for purchase of Series G preferred stock.

The Company issued 171,176 shares of common stock upon conversion of 50 Series J preferred stock.

Year ended December 31, 2018

The Company issued 457,188 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $840,138, plus interest in the amount of $125,409, with an aggregate fair value loss on conversion of debt in the amount of $1,849,979, based upon conversion prices of $2.80 to $65.80.

The Company issued 129,930 shares of common stock for services at fair value of $1,207,233.

The Company issued 215,906 shares of common stock through a private placement for purchase of Series F preferred stock.

The Company issued 714 shares of common stock upon conversion of 3,333 Series B preferred stock.

The Company issued 15,062 shares of common stock upon conversion of 301,222 Series E preferred stock.

4.	OPTIONS AND WARRANTS

Restricted Stock to CEO

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGAs are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to an aggregate of 109,214 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 54,607 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 54,607 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees and Consultants

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the E&C RSGAs”) with its’ employees and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E&C RSGAs are performance based shares and none have yet vested nor have any been issued. The E&C RSGAs provide for the issuance of up to 378,750 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 189,375 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 189,375 shares of its common stock. As of December 31, 2019, an aggregate of 30,250 shares issuable under the E&C RSGAs have been cancelled. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs and E&C RSGAs to include an alternative vesting schedule for the Grantees. The Grantees can elect to participate in the alternate vesting schedule for grants received at least two years prior to the date requested. On the first day of each calendar month, an aggregate dollar amount of restricted stock equal to an aggregate of 5% of the total dollar amount of the Company’s common stock that traded during the prior calendar month, will vest, divided equally among all RSGAs and E&C RSGAs that have duly elected to participate in the alternate vesting schedule, with value based on the fair market value under the respective RSGAs and E&C RSGAs. The fair market value shall equal the average of the trailing ten (10) closing trade prices of the Company’s common stock on the last ten (10) trading days of the month immediately prior to the date of determination as quoted on the public securities trading market on which the Company’s common stock is then traded. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGA or E&C RSGA, then the number of vested shares issuable (assuming all conditions are satisfied) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement. As of December 31, 2019, there was no alternative vesting selected and no shares were issued.

Warrants

During the years ended December 31, 2019 and 2018, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding - beginning of year	125,456	$740	26,781	$10,800
Granted	-	$-	122,044	$-
Exercised	-	$-	-	$-
Forfeited	(3,412)	$240	(23,369)	$180
Outstanding - end of year	122,044	$500	125,456	$10,800

At December 31, 2019 and 2018, the weighted average remaining contractual life of warrants outstanding:

	December 31, 2019			December 31, 2018
			Weighted			Weighted
			Average			Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$240.00	-	-	-	3,412	3,412	0.42
$500.00	122,044	122,044	1.62	122,044	122,044	2.62
	122,044	122,044		125,456	125,456

At December 31, 2019, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2019, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,432,300
Less current portion	2,879,325
Total long-term liabilities	$552,975

Maturities of long-term debt for the next four years are as follows:

Year Ending December 31,	Amount
2020	2,879,325
2021	485,550
2022	-
2023	67,425
$3,432,300

At December 31, 2019, the Company had $3,432,300 in convertible promissory notes.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per annum. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes.  In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the year ended December 31, 2019, according to the terms of the agreement, the Company issued 630,466 shares of common stock, upon conversion of $144,450 in principal, plus accrued interest of $66,161, with a fair value loss on settlement of $10,457. As of December 31, 2019, the 2014-2015 Notes had an aggregate remaining balance of $1,100,550.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the year ended December 31, 2019, according to the terms of the agreement, the Company issued 184,211 shares of common stock upon conversion of principal in the amount of $75,805. The remaining balance as of December 31, 2019, was $67,425.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2022. The 2015-2016 Notes bear interest at 10% per annum. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of December 31, 2019, was $1,200,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2019, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $187,906 during the year ended December 31, 2019. As of December 31, 2019, the remaining balance on the Sep 2016 Note was $430,896.

The Company issued various unsecured convertible promissory notes (the “Jan-Aug 2018 Notes”), in the aggregate amount of $293,000 on various dates from January 24, 2018 thru August 28, 2018. The Jan-Aug 2018 Notes matures on dates from January 24, 2018 thru August 28, 2019. The Jan-Aug 2018 Notes bear interest at 10% per annum. The Jan-Aug 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 61% of the lowest one (1) trading day during the ten (10) trading days prior to conversion. The conversion feature of the Jan-Aug 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Jan-Aug 2018 Notes. During the year ended December 31, 2019, according to the terms of the agreement, the Company issued 74,014 shares of common stock, upon conversion of principal in the amount of $81,000, plus accrued interest of $5,903, and a loss on settlement of $40,500, with a fair value loss on conversion of debt in the amount of $99,667. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,260 during the year ended December 31, 2019. As of December 31, 2019, the Jan-Aug 2018 Notes were fully converted.

The Company issued two (2) unsecured convertible promissory notes (the “Feb 2018 Notes”), in the aggregate principal amount of $157,500 (each in the amount of $78,750) on February 23, 2018. The Feb 2018 Notes had a maturity date of February 23, 2019, and bear interest at 10% per annum. The first of the two Feb 2018 Notes shall be paid for by the Buyer. The second of the two Feb 2018 Notes shall initially be paid for by the issuance of an offsetting $78,750 secured note issued to the Company by the Buyer. The first of the two notes was funded with cash and the Company must agree to the funding of the second of the two Feb 2018 Notes, before it can be funded with cash. The second of the two Feb 2018 Notes is secured by assets of the Buyer having a fair market value of at least $78,750. The second of the Feb 2018 Notes was issued on August 23, 2018 in the amount of $78,750. The second of the Feb 2018 Notes may be converted into shares of the Company’s common stock at a conversion price of $0.03 or 50% discount of the lowest trading price during the twenty (20) trading days prior to conversion. The conversion feature of the Feb 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Feb 2018 Notes. During the period ended June 30, 2019, the Company entered into a settlement agreement with the investor in the amount of $20,275 (50% of the outstanding balance of $40,550), based on the outstanding balance due and payable under the Notes. During the year ended December 31, 2019, according to the terms of the agreement, the Company issued 76,665 shares of common stock, upon conversion of principal in the amount of $40,550, plus accrued interest of $5,205, and a settlement loss of $20,275, with a fair value loss on conversion of debt of $152,056. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $50,702 during the year ended December 31, 2019. As of December 31, 2019, the Note was fully converted.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes mature on April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but no limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the year ended December 31, 2019, according to the terms of the agreement, the Company issued 1,118,394 shares of common stock upon conversion of principal in the amount of $83,930, plus accrued interest of $19,689, with a fair value loss on conversion of debt in the amount of $119,646. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $51,605 during the year ended December 31, 2019. As of December 31, 2019, the remaining balance on the Apr & May 2018 Notes were $466,381.

The Company issued an unsecured convertible promissory notes (the “Nov 2018 Note”), in the sum amount of $75,000 on November 30, 2018. The Nov 2018 Note matures on November 30, 2019. The Nov 2018 Note bears interest at 10% per annum. The Nov 2018 Note may be converted into shares of the Company’s common stock at a fixed conversion price of $0.05 per share or 50% of the average three (3) lowest trading prices twenty (20) trading days prior to conversion. The conversion feature of the Nov 2018 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the year ended December 31, 2019, according to terms of the agreement, the Company issued 363,229 shares of common stock upon conversion of principal in the amount of $75,000, plus accrued of $4,439, and a settlement loss of $17,150, with a fair value loss on conversion of debt in the amount of $138,078. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,438 during the year ended December 31, 2019. The Nov 2018 Note was fully converted as of December 31, 2019.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The derivative liability is adjusted periodically according to the stock price fluctuations.

The derivative liability recognized in the financial statements as of December 31, 2019 was $31,640,470.

6.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Equipment Contracts

Revenues and related costs on equipment contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the year ended December 31, 2019 and 2018.

	Years Ended
	December 31, 2019
	2019	2018
Equipment Contracts	$2,130,625	$3,248,939
Component Sales	959,080	1,187,507
Waste Water Treatment Systems	291,156	-
Pump Stations	100,763	-
Services Sales	86,270	125,645
Licensing Fees	20,000	75,607
	$3,587,894	$4,637,698

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending December 31, 2019 and 2018, was $26,287 and $111,001, respectively. The contract liability for the years ended December 31, 2019 and 2018, was $428,009 and $112,894.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of December 31, 2019, the note included principal of $80,000 plus accrued interest of $37,879.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of December 31, 2019, the fair value of the preferred shares was $9,600.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2019, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of December 31, 2019 was $427,214.

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

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. Principal payments were made in the amount of $32,787, leaving a balance of $187,054 as of December 31, 2019.

During the period ended December 31, 2019, the Company recorded interest of $52,877.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2019. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of December 31, 2019, the maturities are summarized as follows:

Capital lease	$26,161
Less current portion	9,088
Total long-term liabilities	$17,073

Long term maturities for the next three years are as follows:

Period Ending December 31,
2020	9,088
2021	9,088
2022	7,985
$26,161

10.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Included in the balance at December 31, 2019, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2019 and 2018, the Company did not recognize interest and penalties.

At December 31, 2019, the Company had net operating loss carry-forwards of approximately $41,801,640, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018
Book loss	$(5,764,730)	$(2,388,460)
Tax to book differences for deductible expenses	11,360	11,280
Tax non deductible expenses	4,870,700	517,000

Valuation Allowance	882,680	1,860,180

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2019	2018
Deferred tax assets:
NOL carryover	$8,778,350	$10,277,800
Other carryovers	728,905	704.420

Deferred tax liabilities:
Depreciation	(73,755)	(33,120)

Less Valuation Allowance	(9,433,500)	(10,949,100)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

11.	FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment.

12.	COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company holds an agreement for office space located in Los Angeles, California. The initial agreement was from May 1, 2016 to July 31, 2016 and the term has automatically renewed for successive periods and will continue until terminated in accordance with the agreement.

Facility Rental – Related Party

The Company rents from its’ subsidiary on a month-to-month basis a 12,000 square foot facility in McKinney, Texas at a base rent of $4,850 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2019.

Litigation

In February 2019, a Complaint was filed in the Superior Court for the State of California, Case No. 30-2019-01052056-CU-BC-CJC, for breach of contract, common counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an assignee of Interdependence, Inc., and named the Company and our developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claims to be entitled to enforce the contract as the assignee, and is demanding monetary damages in the aggregate amount of $630,000.

While filed in February, 2019, the Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, the absence of prior notice, service of the suit and an improper default promptly challenged, and in October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint. Through these filings, the Company and WaterChain, Inc. contest the allegations and claims in the Complaint, and deny that Interdependence performed the required services and contends that we overpaid Interdependence $40,000 for whatever work was done. Specifically, in November, 2019, an Answer was filed denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. Specifically, we have alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and ability to provide them, misrepresented the results they would obtain from providing such services, and also failed to provide us with the services as required by the contract such that Interdependence was overpaid based on what it in fact did. For those reasons, and prior to any litigation, we terminated the contract for non-performance.

On February 6, 2020, the Superior Court set April 4, 2021 as the trial date for this matter. The Company and WaterChain are appropriately defending against the allegations and pursuing affirmative recovery on the cross-complaint. The Company disputes all claims and is appropriately litigating its defenses and pursuing recovery on its cross-suit. The parties are in the preliminary stages of settlement negotiations with the Plaintiff RDI and Interdependence, but we can provide no assurance that any settlement will be reached nor can we provide any assurances regarding any terms of such settlement. As of date of this report, legal fees and costs in this action have been substantial and it is impossible at this time to predict an exact amount, or even a meaningful estimate, of the aggregate sums that may be incurred in finally resolving or adjudicating this lawsuit.

13.	CONCENTRATIONS

Major Customers

PWT had four major customers for the year ended December 31, 2019. The customers represented 55.60% of billings for the year ending December 31, 2019. The contract receivable balance for the customers was $174,803 at December 31, 2019.

PWT had four major customers for the year ended December 31, 2018. The customers represented 68.0% of billings for the year ending December 31, 2018. The contract receivable balance for the customers was $210,365 at December 31, 2018.

Major Suppliers

PWT had three major vendors for the year ended December 31, 2019. The vendors represented 36.34% of total expenses in the year ending December 31, 2019. The accounts payable balance due to the vendors was $198,733 at December 31, 2019. Management believes no risk is present with the vendors due to other suppliers being readily available.

PWT had three major vendors for the year ended December 31, 2018. The vendors represented 41.0% of total expenses in the year ending December 31, 2018. The accounts payable balance due to the vendors was $97,974 at December 31, 2018. Management believes no risk is present with the vendors due to other suppliers being readily available.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between January 3, 2020, and May 14, 2020 holders of convertible promissory notes converted an aggregate principal and interest amount of $94,164 into an aggregate of 2,767,510 shares of the Company’s common stock.

Between January 2, 2020 and April 24, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1,160 shares of the Company’s Series K preferred stock for an aggregate purchase price of $1,159,767. The Company also issued an aggregate of 580 shares of its Series L preferred stock to the investors.

Between February 25, 2020 and March 5, 2020, holders of Series L Preferred Stock converted an aggregate of 42.5 Series L shares into an aggregate of 875,238 shares, including make-good shares, of the Company’s common stock.

Between March 5, 2020 and March 25, 2020, holders of Series E Preferred Stock converted an aggregate of 102,436 Series E shares into an aggregate of 30,124 shares, adjusted for the reverse split, of the Company’s common stock.

Between April 2, 2020 and May 11, 2020, the Company sold an aggregate of 3,904 shares of the Company’s Series M preferred stock for an aggregate purchase price of $97,600.

Between April 15, 2020 and April 30, 2020, holders of Series M Preferred Stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock.

Between January 16, 2020 and May 21, 2020, the Company issued to consultants and one employee for performance an aggregate of 1,147,928 shares of the Company’s common stock for services in lieu of cash considerations including 295,141 shares issued in exchange for 6,000,000 shares of Series D-1 preferred stock.

On April 27, 2020, the Company filed a certificate of designation (the “Series O COD”) of Series O Preferred Stock (the “Series O”) and a certificate of designation (the “Series P COD”) of Series P Preferred Stock (the “Series P”) with the Secretary of State of Nevada.

Pursuant to the Series O COD, the Company designated 2,000 shares of preferred stock as Series O. The Series O have a stated value of $1,000 per share, and are entitled to cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O will not be entitled to any voting rights except as may be required by applicable law. The Series O be convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series O at any time while the Series O are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends.

Pursuant to the Series P COD, the Company designated 500 shares of preferred stock as Series P. The Series P have a stated value of $1,000 per share, and are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series P will vote on an as-converted basis with the common stock, subject, however, to the beneficial ownership limitation set forth in the Series P COD. The Series P are convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series P COD, which includes certain make-good shares for certain prior investors, and provided that, the Series P may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock.

Between May 4, 2020 and May 5, 2020, the Company received loan proceeds in the aggregate amount of $345,000 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act. The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.  The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  The Company intends to use the proceeds of the PPP Loan specifically for eligible purposes and to pursue forgiveness, although no assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.

On May 18, 2020, the Company entered into Restricted Stock Grant Agreements (the “May RSGAs”) with its Chief Executive Officer, T. Riggs Eckelberry, members of the Board, employees and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGAs are performance based shares and none have yet vested nor have any been issued. The May RSGAs provide for the issuance of up to an aggregate of 10,500,000 shares of the Company’s common stock as follows: 2,000,000 to Mr. Eckelberry, 500,000 to each of the other three members of the Board, and an aggregate of 7,000,000 to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 5,250,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 5,250,000 shares of its common stock. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance.