Form 10-Q
period 2020-03-31
ORIGINCLEAR, INC.
filed 2020-07-06
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2020

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

(323) 939-6645

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of July 2, 2020 there were 11,648,780 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

EXPLANATORY NOTE

The Company previously filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 15, 2020 (the “Current Report”) to avail itself of the relief provided by the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 25, 2020 (Release No. 34-88465) (the “Order”). By filing the Current Report on Form 8-K, the Company relied on the Order to receive until June 29, 2020 (an additional 45 days from the original filing deadline of May 15, 2020) to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to the circumstances related to COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facilities resulting in limited support from its staff and professional advisors. This has, in turn, delayed the Company’s ability to prepare the Report.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$297,300	$490,614
Contracts receivable, less allowance for doubtful accounts of $0	327,334	522,911
Contract assets	222,056	26,287
Convertible note receivable	121,880	117,879
Other receivable	2,500	2,500
Prepaid expenses	9,571	47,483

TOTAL CURRENT ASSETS	980,641	1,207,674

NET PROPERTY AND EQUIPMENT	105,708	117,069

OTHER ASSETS
Fair value investment-securities	4,400	9,600
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	12,367	17,567

TOTAL ASSETS	$1,098,716	$1,342,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,155,668	$1,144,545
Accrued expenses	1,269,064	1,163,146
Cumulative preferred stock dividends payable	109,899	92,472
Contract liabilities	232,444	428,009
Capital lease, current portion	9,088	9,088
Customer deposit	143,503	136,765
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $0	366,577	427,214
Loan payable, related party	165,172	187,054
Promissory note, related party	5,000	-
Derivative liabilities	9,109,600	31,640,470
Series F 8% Convertible Preferred Stock, 1,678 shares issued and outstanding, redeemable value of $1,678,000	1,678,000	1,678,000
Convertible promissory notes, net of discount of $0	1,891,613	2,879,325

Total Current Liabilities	16,155,628	39,806,088

Long Term Liabilities
Capital lease, long term portion	14,801	17,073

Series G 8% Convertible Preferred Stock, 430 and 530 shares issued and outstanding notes, respectively, redeemable value of $430,000 and $530,000, respectively	430,000	530,000
Series I 8% Convertible Preferred Stock, 797 shares issued and outstanding notes, respectively, redeemable value of $797,400	797,400	797,400
Series K 8% Convertible Preferred Stock, 2,896 and 2,001 shares issued and outstanding notes, respectively, redeemable value of $2,895,900 and $2,000,650, respectively	2,895,900	2,000,650
Convertible promissory notes, net of discount of $0	1,473,325	552,975

Total Long Term Liabilities	5,611,426	3,898,098

Total Liabilities	21,767,054	43,704,186

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized
1,000 shares of Series C issued and outstanding, respectively	-	-
38,500,000 shares of Series D-1 issued and outstanding, respectively	3,850	3,850
1,537,213 and 2,139,649 shares of Series E issued and outstanding, respectively	154	214
349 shares of Series J issued and outstanding, respectively	-	-
1,405 and 1,000 shares of Series L issued and outstanding, respectively	-	-
34,200 shares of Series M issued and outstanding, respectively	3	3
Common stock, $0.0001 par value, 16,000,000,000 shares authorized
8,563,384 and 4,854,993 equity shares issued and outstanding, respectively	857	486
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Additional paid in capital - Common stock	65,007,176	64,915,364
Accumulated other comprehensive loss	(133)	(134)
Accumulated deficit	(85,680,338)	(107,281,659)

TOTAL SHAREHOLDERS’ DEFICIT	(20,668,338)	(42,361,876)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,098,716	$1,342,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Sales	$1,092,438	$742,043

Cost of Goods Sold	879,145	723,263

Gross Profit	213,293	18,780

Operating Expenses
Selling and marketing expenses	374,923	482,659
General and administrative expenses	549,911	587,070
Research and development	28,982	23,950
Depreciation and amortization expense	11,361	10,729

Total Operating Expenses	965,177	1,104,408

Loss from Operations	(751,884)	(1,085,628)

OTHER INCOME (EXPENSE)
Other income	4,000	19,036
Gain on conversion of preferred stock	1,229	-
Unrealized gain(loss) on investment securities	(5,200)	(7,200)
Loss on settlement of convertible notes	-	(314,295)
Commitment fee	-	(34,378)
Loss on conversion of debt	-	(514,404)
Gain on net change in derivative liability and conversion of debt	22,530,870	1,944,589
Interest expense	(177,601)	(338,992)

TOTAL OTHER (EXPENSE) INCOME	22,353,298	754,356

NET INCOME (LOSS)	$21,601,414	$(331,272)

PREFERRED STOCK DIVIDENDS	$-	$(38,156)

NET AVAILABLE TO SHAREHOLDERS	$21,601,414	$(369,428)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$3.33	$(0.38)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.22	$(0.38)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	6,494,377	875,828
DILUTED	100,433,377	875,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	THREE MONTHS ENDED MARCH 31, 2019
					Additional
	Preferred stock		Common stock		Paid-in Capital Common	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	loss	Deficit	Total
Balance at December 31, 2018	40,640,649	$4,064	875,244	$88	$63,179,433	$(134)	$(79,807,981)	$(16,624,530)

Common stock issuance for conversion of debt and accrued interest	-	-	313,014	31	891,224	-	-	891,255

Common stock issued at fair value for services	-	-	116,539	12	279,217	-	-	279,229

Common stock issued through a private placement for purchase of Series G Preferred stock	-	-	82,799	8	(8)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(38,156)	-	-	(38,156)

Other comprehensive gain	-	-	-	-	-	1	-	1

Net loss	-	-	-	-	-	-	(331,272)	(331,272)

Balance at March 31, 2019 (unaudited)	40,640,649	$4,064	1,387,596	$139	$64,311,710	$(133)	$(80,139,253)	$(15,823,473)

	THREE MONTHS ENDED MARCH 31, 2020
						Accumulated
	Preferred stock		Common stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Total
Balance at December 31, 2019	40,674,799	4,067	4,854,993	486	64,915,364	(134)	(107,281,659)	(42,361,876)

Common stock issuance for conversion of debt and accrued interest	-	-	2,180,848	218	77,529	-	-	77,747

Common stock issued at fair value for services	-	-	622,181	62	61,803	-	-	61,865

Common stock issued for conversion of Series E Preferred stock	(602,436)	(60)	30,124	3	57	-	-	-

Common stock issued for conversion of Series L Preferred stock	(43)	-	875,238	88	(88)	-	-	-

Issuance of Series K Preferred stock	50	-	-	-	-	-	-	-

Issuance of Series L Preferred stock through a private placement associated with the Series K Preferred note	448	-	-	-	-	-	-	-

Reclassification of non-cash adjustment	-	-	-	-	(46,260)	-	-	(46,260)

Gain on conversion of Series L Preferred stock	-	-	-	-	(1,229)	-	-	(1,229)

Comprehensive gain	-	-	-	-	-	1	-	1

Net Income	-	-	-	-	-	-	21,601,414	21,601,414
Balance at March 31, 2020 (unaudited)	40,072,818	$4,007	8,563,384	$857	$65,007,176	$(133)	$(85,680,245)	$(20,668,338)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$21,601,414	$(331,272)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,361	10,729
Common stock issued for services	61,865	279,229
Loss on net change in valuation of derivative liability	(22,530,870)	(1,944,589)
Loss on conversion of debt	-	514,404
Loss on settlement of debt	-	314,295
Debt discount recognized as interest expense	-	132,477
Net unrealized loss on fair value of security	5,200	7,200
Gain on conversion of preferred stock	(1,229)	-
Convertible note receivable	(4,000)	-
Amortization of financing fees and cost	-	110,891
Change in Assets (Increase) Decrease in:
Contracts receivable	195,577	19,534
Contract asset	(195,769)	6,618

Prepaid expenses and other assets	37,912	(12,736)
Change in Liabilities Increase (Decrease) in:
Accounts payable	11,123	143,784
Accrued expenses	70,043	2,556
Contract liabilities	(195,565)	19,497
Customer deposit	6,738	(6,738)
Deferred income	-	28,500

NET CASH USED IN OPERATING ACTIVITIES	(926,200)	(705,621)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Net change in fair value investment security	-	(19,035)

CASH USED IN INVESTING ACTIVITIES	-	(19,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(2,272)	(2,272)
Loan payable financing, net	(60,637)	(41,749)
Loan payable, related party, net	(21,882)	(15,674)
Promissory note payable, related party	5,000	(21)
Net cumulative preferred stock dividends payable	17,427	13,358
Payment on redemption of preferred stock	-	(65,000)
Net proceeds for issuance of preferred stock for cash	795,250	530,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	732,886	418,642

NET (DECREASE) INCREASE IN CASH	(193,314)	(306,014)

CASH BEGINNING OF YEAR	490,614	609,144

CASH END OF YEAR	$297,300	$303,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,086	$16,926
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$77,747	$891,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2020

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash. During the three months ended March 31, 2020, the Company obtained funds from sales of its preferred stock. Management believes this funding will continue from its current investors and from new investors. The Company also generated revenue of $1,092,438 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, and prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

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

	For the Three Months Ended March 31,
	2020	2019
Income (Loss) to common shareholders (Numerator)	$21,601,414	$(331,272)

Basic weighted average number of common shares outstanding (Denominator)	6,494,377	875,828

Diluted weighted average number of common shares outstanding (Denominator)	100,433,377	875,828

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive, and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
March 31, 2020

Warrants shares	122,044	-
Convertible debt shares	97,207,689	93,939,000
Preferred shares	40,073,167	-

March 31, 2019

Warrants shares	125,456	-
Convertible debt shares	4,051,573	-
Preferred shares	40,639,649	-

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts were $0 as of March 31, 2020 and December 31, 2019, respectively. The net contract receivable balance was $327,334 and $522,911 at March 31, 2020 and December 31, 2019, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $28,982 and $23,950 for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Depreciation expense during the three months ended March 31, 2020 and 2019, respectively was $11,361 and $10,729.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$4,400	$4,400	$-	$-
Total Assets measured at fair value	$4,400	$4,400	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$9,109,600	$-	$-	$9,109,600
Total liabilities measured at fair value	$9,109,600	$-	$-	$9,109,600

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2020	$31,640,470
Gain on conversion of debt and change in derivative liability	(22,530,870)
Balance as of March 31, 2020	$9,109,600

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/2020
Risk free interest rate	0.05% - 2.43%
Stock volatility factor	0.54% - 207.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Licensing agreement

The Company analysed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality is delivered immediately, the revenue is generally recognized when the license is delivered.

Reclassification of Certain Expenses

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operation.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Preferred Stock

Series C

The Company has designated 1,000 shares of its preferred stock as Series C Preferred Stock. Such 1,000 shares are outstanding and are held by T. Riggs Eckelberry, our chief executive officer. Shares of Series C Preferred Stock are not convertible to common stock, are not entitled to receive dividends, and do not have a liquidation preference. The Series C Preferred Stock have no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series C Preferred Stock. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. Share of Series C Preferred Stock will automatically be redeemed by the Company at par value on the first to occur of the following events: (i) the date that Mr. Eckelberry ceases to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that (a) the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or (b) listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series C Preferred Stock. As of March 31, 2020, there are 1,000 shares of Series C Preferred Stock issued and outstanding.

Series D-1

The Company has designated 50,000,000 shares of its preferred stock as Series D-1 Preferred Stock. Each share of Series D-1 Preferred Stock is convertible into 0.0005 shares of common stock. The Series D-1 Preferred Stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock. The holders of outstanding shares of Series D-1 Preferred Stock are not entitled to receive dividends, and do not have a liquidation preference. The Series D-1 Preferred Stock have no preemptive or subscription rights, and there is no redemption or sinking fund provisions applicable to the Series D-1 Preferred Stock. As of March 31, 2020, there were 38,500,000 shares of Series D-1 Preferred Stock issued and outstanding.

Series E

The Company has designated 4,000,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the greater of (A) 0.05 shares of common stock and (B) the number of shares the holder would have received pursuant to the holder’s subscription agreement if the preferred shares were priced based on the average closing sale price of three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is 50% of the purchase price paid by any purchaser of the Series E Preferred Stock. The Series E Preferred Stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock. The holders of outstanding shares of Series E Preferred Stock are not entitled to receive dividends, and do not have a liquidation preference. The Series E Preferred Stock have no pre-emptive or subscription rights, and there is no redemption or sinking fund provisions applicable to the Series E Preferred Stock. The Series E Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of December 31, 2019, there were 2,139,649 shares of Series E Preferred Stock issued and outstanding. During the period ended March 31, 2020, the Company issued 30,124 shares of common stock upon conversion of 602,436 Series E Preferred Stock. As of March 31, 2020, there were 1,537,213 shares of Series E Preferred Stock issued and outstanding. The Company did not recognize any gain or loss on conversion.

Series F

The Company has designated 6,000 shares of its preferred stock as Series F Preferred Stock. The Series F Preferred Stock has a stated value of $1,000 per share. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series F Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to any other series of capital stock of the Company. The Series F Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series F Preferred Stock. The Series F Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series F Preferred Stock on September 1, 2020, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series F Preferred Stock is outstanding, redeem all or any portion of the outstanding Series F Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series F Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. As of March 31, 2020, there were 1,678 shares of Series F Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $33,560.

Series G

The Company has designated 6,000 shares of its preferred stock as Series G Preferred Stock. The Series G Preferred Stock has a stated value of $1,000 per share. The Series G Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series G Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series G Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to any other series of capital stock of the Company (other than the Series F Preferred Stock). The Series G Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series G Preferred Stock. The Series G Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series G Preferred Stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series G Preferred Stock is outstanding, redeem all or any portion of the outstanding Series G Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series G Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. On February 21, 2020, 100 shares of Series G Preferred Stock were exchanged for Series K Preferred Stock. As of March 31, 2020, there were 430 shares of Series G Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $9,740.

Series I

The Company has designated 4,000 shares of its preferred stock as Series I Preferred Stock. The Series I Preferred Stock has a stated value of $1,000 per share. The Series I Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series I Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series I Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series I Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series I Preferred Stock. The Series I Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series I Preferred Stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the subscription agreement under which such shares were sold) that such shares to be redeemed were part of (a “Series I Tranche”), or (ii) the expiration date of the Series I Tranche that such shares to be redeemed were part of, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series I Preferred Stock is outstanding, redeem all or any portion of the outstanding Series I Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series I Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of March 31, 2020, there were 797 shares of Series I Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $15,948.

Series J

The Company has designated 100,000 shares of its preferred stock as Series J Preferred Stock. The Series J Preferred Stock has a stated value of $1,000 per share. The Series J Preferred Stock is convertible into common stock in an amount determined by dividing the stated value by the conversion price, which is equal to lower of (a) the closing price of the common stock on the date the Company has banked funds and received and accepted executed subscription documents and the purchase price or (b) the average closing sale price of the common stock for the five trading days prior to the conversion date; certain prior investors are also entitled to certain make-good shares. The Series J Preferred Stock may not be converted to common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. The Series J Preferred Stock are entitled to dividends on an as-converted basis with the common stock. The Series J Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series J Preferred Stock has no pre-emptive or subscription rights, and there are no sinking fund or redemption provisions applicable to the Series J Preferred Stock. The Series J Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of March 31, 2020, there were 349 shares of Series J Preferred Stock issued and outstanding.

Series K

The Company has designated 4,000 shares of its preferred stock as Series K Preferred Stock. The Series K Preferred Stock has a stated value of $1,000 per share. The Series K Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series K Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series K Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series K Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series K Preferred Stock. The Series K Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series K Preferred Stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the subscription agreement under which such shares were sold) that such shares to be redeemed were part of (a “Series K Tranche”), or (ii) the expiration date of the Series K Tranche that such shares to be redeemed were part of, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series K Preferred Stock is outstanding, redeem all or any portion of the outstanding Series K Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series K Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the period ended March 31, 2020, the Company issued an aggregate of 895 shares of Series K Preferred Stock for an aggregate purchase price of $795,250. On February 21, 2020, an investor was issued 100 shares of Series K Preferred Stock in exchange for 100 shares of Series G Preferred Stock. As of March 31, 2020, there were 2,896 shares of Series K Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $50,620.

Series L

The Company has designated 100,000 shares of its preferred stock as Series L Preferred Stock. The Series L Preferred Stock has a stated value of $1,000 per share. The Series L Preferred Stock is convertible into common stock in an amount determined by dividing the stated value by the conversion price, which is equal to lower of(a) the closing price of the common stock on the date the Company has banked funds and received and accepted executed subscription documents and the purchase price or (b) the average closing sale price of the common stock for the five trading days prior to the conversion date; certain prior investors are also entitled to certain make-good shares. The Series L Preferred Stock may not be converted to common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. The Series L Preferred Stock are entitled to dividends on an as-converted basis with the common stock. The Series L Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series L Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series L Preferred Stock. The Series L Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the period ended March 31, 2020, the Company issued an aggregate of 875,238 shares of common stock upon conversion of 43 shares of Series L Preferred Stock. The Company also issued 448 shares of Series L Preferred Stock with the Series K Preferred Stock. As of March 31, 2020, there were an aggregate of 1,405 shares of Series L Preferred Stock issued and outstanding. The Company recognized a loss on the conversions of $1,229.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company has designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock will be entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the period ended March 31, 2020, the Company reclassified noncash accrued interest of $46,260 associated with the exchange of a note, from preferred additional paid in capital, which affected the balance sheet only. As of March 31, 2020, there were 34,200 shares of Series M Preferred Stock issued and outstanding that do not qualify to receive dividends.

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

March 31, 2020

The Company issued 2,180,848 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $67,362, plus interest in the amount of $10,385, at conversion prices of $0.025 to $0.045.

The Company issued 622,181 shares of common stock for services at fair value of $61,865.

The Company issued 30,124 shares of common stock upon conversion of 602,436 shares of Series E preferred stock.

The Company issued 875,238 shares of common stock upon conversion of 43 shares of Series L preferred stock.

March 31, 2019

The Company issued 313,014 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $284,973, plus interest in the amount of $51,578, plus a default settlement of $40,500, with an aggregate fair value loss on conversion of debt in the amount of $514,404, based upon conversion prices of $1.8 to $3.60.

The Company issued 116,539 shares of common stock for services at fair value of $279,229.

The Company issued 82,799 shares of common stock through a private placement as additional consideration for purchase of Series G preferred stock.

4.	RESTRICTED STOCKS AND WARRANTS

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

Restricted Stock to Employees and Consultants

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the E&C RSGAs”) with its employees and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E&C RSGAs are performance based shares and none have yet vested nor have any been issued. The E&C RSGAs provide for the issuance of up to 378,750 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 189,375 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 189,375 shares of its common stock. As of December 31, 2019, an aggregate of 30,250 shares issuable under the E&C RSGAs have been cancelled. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs and E&C RSGAs to include an alternative vesting schedule for the Grantees. The Grantees can elect to participate in the alternate vesting schedule for grants received at least two years prior to the date requested. On the first day of each calendar month, an aggregate dollar amount of restricted stock equal to an aggregate of 5% of the total dollar amount of the Company’s common stock that traded during the prior calendar month, will vest, divided equally among all RSGAs and E&C RSGAs that have duly elected to participate in the alternate vesting schedule, with value based on the fair market value under the respective RSGAs and E&C RSGAs. The fair market value shall equal the average of the trailing ten (10) closing trade prices of the Company’s common stock on the last ten (10) trading days of the month immediately prior to the date of determination as quoted on the public securities trading market on which the Company’s common stock is then traded. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGA or E&C RSGA, then the number of vested shares issuable (assuming all conditions are satisfied) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement. As of March 31 2020, there was no alternative vesting selected and no shares were issued.

Warrants

During the period ended March 31, 2020, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2020:

March 31, 2020
Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding - beginning of period	122,044	$500
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	122,044	$500

At March 31, 2020, the weighted average remaining contractual life of warrants outstanding:

	March 31, 2020
			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$500.00	122,044	122,044	1.37
	122,044	122,044

At March 31, 2020, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,364,938
Less current portion	1,891,613
Total long-term liabilities	$1,473,325

Maturities of long-term debt for the next five years are as follows:

Period Ending March 31,	Amount
2021	1,891,613
2022	1,411,050
2023	-
2024	62,275
$3,364,938

At March 31, 2020, the Company had $3,364,938 in convertible promissory notes.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per annum. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes.  In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the period ended March 31, 2020, the Company issued 820,937 shares of common stock, upon conversion of $19,500 in principal, plus accrued interest of $10,385. As of March 31, 2020, the 2014-2015 Notes had an aggregate remaining balance of $1,081,050.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the period ended March 31, 2020, the Company issued 130,711 shares of common stock upon conversion of principal in the amount of $5,150. The remaining balance of the OID Notes as of March 31, 2020 was $62,275.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per annum. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. The remaining balance of the 2015-2016 Notes as of March 31, 2020 was $1,200,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2020, the remaining balance of the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of March 31, 2020, the remaining balance of the Sep 2016 Note was $430,896.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes matured on April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per annum. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but no limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the period ended March 31, 2020, the Company issued 1,229,200 shares of common stock upon conversion of principal in the amount of $42,712. As of March 31, 2020, the remaining balance of the Apr & May 2018 Notes was $423,669.

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

The derivative liability recognized in the financial statements as of March 31, 2020 was $9,109,600.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the period ended March 31, 2020.

	Three Months Ended
	March 31,
	2020	2019
Equipment Contracts	$763,157	$446,233
Component Sales	318,074	263,259
Services Sales	11,207	32,551
	$1,092,438	$742,043

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ended March 31, 2020 was $222,056 and for the year ending December 31, 2019 was $26,287. The contract liability for the three months ended March 31, 2020 was $232,444 and for the year ending December 31, 2019 $428,009.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of March 31, 2020, the note included principal of $80,000 plus accrued interest of $41,880.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analysed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of March 31, 2020, the fair value of the preferred shares was $4,400.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was fully amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The net balance as of March 31, 2020 was $366,577.

Promissory Note Payable, Related Party

The Company received an unsecured promissory note on February 6, 2020 for the sum of $5,000. The note bears interest at 10% per annum, with a maturity date of February 6, 2021. Upon maturity the note and accrued interest is to be paid upon the maturity date. The funds were used for operating expenses.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. Principal payments were made in the amount of $21,882, leaving a balance of $165,172 as of March 31, 2020.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the period ended March 31, 2020. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of March 31, 2020, the maturities are summarized as follows:

Capital lease	$23,889
Less current portion	9,088
Total long-term liabilities	$14,801

Long term maturities for the next three years are as follows:

Period Ending March 31,
2021	9,088
2022	5,713
$14,801

10.	FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment.

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company holds an agreement for office space located in Los Angeles, California. The initial agreement was from May 1, 2016 to July 31, 2016 and the term has automatically renewed for successive periods and will continue until terminated in accordance with the agreement.

Facility Rental – Related Party

The Company rents from its subsidiary on a month-to-month basis a 12,000 square foot facility in McKinney, Texas at a base rent of $4,850 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the period ending March 31, 2020.

Litigation

In February 2019, a Complaint was filed in the Superior Court for the State of California, for breach of contract, common counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an assignee of Interdependence, Inc., and named the Company and our developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claims to be entitled to enforce the contract as the assignee, and is demanding monetary damages in the aggregate amount of $630,000.

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

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between April 28, 2020, and June 22, 2020 holders of convertible promissory notes converted an aggregate principal and interest amount of $45,138 into an aggregate of 1,781,080 shares of the Company’s common stock.

Between April 9, 2020 and April 24, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 265 shares of the Company’s Series K preferred stock for an aggregate purchase price of $264,517. The Company also issued an aggregate of 132 shares of its Series L preferred stock to the investors.

Between April 2, 2020 and May 11, 2020, the Company sold an aggregate of 3,904 shares of the Company’s Series M preferred stock for an aggregate purchase price of $97,600.

Between April 15, 2020 and April 30, 2020, holders of Series M Preferred Stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock.

Between April 30, 2020 and June 30, 2020, the Company issued to consultants and two employees for performance an aggregate of 883,641 shares of the Company’s common stock for services in lieu of cash considerations including 295,141 shares issued in exchange for 6,000,000 shares of Series D-1 preferred stock.

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

On July 2, 2020, the Company issued to Mr. Eckelberry an aggregate of 115,344 shares of common stock per qualifying alternate vesting schedule relating to his May 2016 Restricted Stock Grant Agreement.

On June 12, 2020, a holder of Series J Preferred Stock converted an aggregate of 2.5 Series J shares into an aggregate of 41,541 shares, including make-good shares, of the Company’s common stock.

On June 22, 2020, a holder of Series L Preferred Stock converted an aggregate of 7.5 Series L shares into an aggregate of 126,738 shares, including make-good shares, of the Company’s common stock.

Between June 4, 2020 and July 2, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 110 shares of the Company’s Series O preferred stock for an aggregate purchase price of $110,000. The Company also issued an aggregate of 55 shares of its Series P preferred stock to the investors.

On July 1, 2020, the Company filed an Amended and Restated Certificate of Designation of Series M Preferred Stock (the “Amended Series M COD”) with the Secretary of State of Nevada. The Amended Series M COD amended the terms of the Company’s Series M Preferred Stock, such that, the Series M Preferred Stock will not be convertible into common stock, and the Company may redeem outstanding shares of Series M Preferred Stock at any time at a redemption price of $37.50 per share (150% of the stated value of $25.00), plus any accrued but unpaid dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 25, 2020, the Company announced it has entered into an Agency Agreement with AlMansoori Specialized Engineering (MSE), a unit of AlMansoori Group. MSE is the leading provider of oilfield services in the Middle East. Founded in 1977, the company has grown to a skilled workforce of over 3,000 across 24 countries throughout the region.

The alliance is intended to capitalize on efforts by OriginClear’s licensee in Oman, Special Oilfield Services, with which MSE has a joint venture, so that achievements in Oman can be expanded throughout the region.

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

Group Development Milestones

Investor Water™

On March 12, 2020, the Company first discussed investor-financed water systems (www.originclear.com/ceo/water-management-increasing-real-estate-value). The concept became a new lab incubation, Investor Water, first outlined in detail on April 9, 2020 (www.originclear.com/ceo/regulation-a-takes-off). A CEO Briefing on April 23, 2020 (www.originclear.com/ceo/rolling-out-investor-water) discussed the first field pilot of the experimental program, a pool-cleaning system rental application. The Company continues to develop this unique marketplace concept to connect investors with secured water projects but cautions that it is still very early; and based on the ongoing experiments, the Company may modify or abandon the program without notice.

Daniel M. Early/Modular Water Systems™

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company began incubating its Modular Water Treatment product line (MWS) around Mr. Early’s technology and perspective customers. The Company has funded the development of this product line with internal cash flow. In Q1 of 2020, the Company fully integrated MWS with wholly-owned Progressive Water Treatment Inc. On June 4, 2020, the Company named Daniel Early as Corporate Chief Engineer. One of Early’s key roles will be to provide technology oversight for early stage ventures such as Investor Water.

As disclosed in its annual report, the Company agreed to renew its 2018 license with inventor Daniel M. Early for an additional ten years, for the five patents covering packaged water treatment systems built into containers. We also gained the right to sublicense, and, with Mr. Early’s approval, to create ISO-compliant manufacturing joint ventures.

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

WaterChain, Inc.

WaterChain, Inc. was incorporated in December 2017 and is today a research and development project of the Company.

Progressive Water Treatment Inc.

On October 1, 2015, the Company completed its acquisition of Dallas-based Progressive Water Treatment Inc. (“PWT”), a designer, builder and service provider for a wide range of industrial water treatment applications.

With the PWT and future potential acquisitions, the creation of the Modular Water Systems product line as an integral part of PWT, and integrating its proprietary technology, OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

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

Modular Water Systems

On July 19, 2018, the Company announced the launch of its Modular Water Treatment product line, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the project and along with the intellectual property, which the Company licensed exclusively worldwide for three years (since renewed for ten years beginning in 2020, with sublicensing rights), brought a following of prospective customers. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant.

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

On June 1, 2020, the Company reported sales stable amid COVID-19 recovery, and that it has dedicated the duties of Chief Operating Officer Tom Marchesello, to seeking to increase revenues from existing profit centers of PWT and MWS at its Texas headquarters.

On June 4, 2020, the Company announced it named Daniel Early as Corporate Chief Engineer, the two-year integration process of Early’s modular patents now considered complete. In this capacity, Early oversees and supports PWT and MWS, in addition to the creation of corporate brands and supporting the Investor Water startup technically.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue and Cost of Sales

For the three months ended March 31, 2020, we had revenue of $1,092,438 compared to $742,043 for the three months ended March 31, 2019. Cost of sales for the three months ended March 31, 2020 was $879,145 compared to $723,263 for the three months ended March 31, 2019. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue, due to focusing on marketing of its products.

Our gross profit was $213,293 and $18,780 for the three months ended March 31, 2020 and 2019, respectively.

Selling and Marketing Expenses

For the three months ended March 31, 2020, we had selling and marketing expenses of $374,923, compared to $482,659 for the three months ended March 31, 2019.  The decrease in selling and marketing expenses was primarily due to a decrease in marketing and investor relations expense.

General and Administrative Expenses

For the three months ended March 31, 2020, we had general and administrative expenses of $549,911 compared to $587,070 for the three months ended March 31, 2019. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, outside services and overall cost cutting measures.

Research and Development Cost

For the three months ended March 31, 2020, our research and development cost was $28,982 compared to $23,950 for the three months ended March 31, 2019. The increase in research and development costs was primarily due to an increase in salary expense.

Other Income and (Expenses)

Other income and (expenses) increased by $21,598,942 to $22,353,298 for the three months ended March 31, 2020, compared to $754,356 for the three months ended March 31, 2019. The increase was due primarily to an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $20,586,281, a decrease in commitment fees of $34,378, a decrease in loss on conversion of debt in the amount of $514,404, a decrease in loss on settlement of debt in the amount of $314,295, a decrease in unrealized loss on investment securities in the amount of $2,000, decrease in interest expense of $161,391, and a decrease in other income of $15,036, with an increase in gain on conversion of preferred stock of $1,229.

Net Income/(Loss)

Our net income increased by $21,932,686 to $21,601,414 for the three months ended March 31, 2020, compared to a net loss of $(331,272) for the prior three months ended March 31, 2019. The majority of the increase in net income was due primarily to an increase in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the three months ending March 31, 2020. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a material negative effect on our liquidity.

At March 31, 2020 and December 31, 2019, we had cash of $297,300 and $490,614, respectively, and working capital deficit of $15,174,987 and $38,598,414, respectively.  The decrease in working capital deficit was due primarily to a decrease in non-cash derivative liabilities and convertible notes, a decrease in cash, contracts receivable, prepaid expenses, contracts liabilities, capital lease and loans payable, with an increase in accounts payable, accrued expenses, contract assets, and convertible note receivable. ..

During the period ended March 31, 2020, we raised an aggregate of $795,250 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $926,200 for the three months ended March 31, 2020, compared to $705,621 for the prior period ended March 31, 2019. The increase in cash used in operating activities was primarily due to an increase in contract liabilities and accounts payable.

Net cash flows provided by investing activities for the three months ended March 31, 2020 and 2019, were $0 and $19,035, respectively. The decrease in investing activities was due to a decrease in net change in fair value of investment.

Net cash flows provided by financing activities was $732,886 for the three months ended March 31, 2020, as compared to $418,642 for the three months ended March 31, 2019. The increase in cash provided by financing activities was due primarily to an increase in proceeds for issuance of preferred stock, and cumulative dividends payable, with a decrease in debt financing through convertible promissory notes. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months. Although our proceeds from the issuance of securities together with revenue from operations are currently sufficient to fund our operating expenses in the near future, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing, which may not be available on acceptable terms, or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

In February 2019, a Complaint was filed in the Superior Court for the State of California, for breach of contract, common counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an assignee of Interdependence, Inc., and named the Company and our developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claims to be entitled to enforce the contract as the assignee, and is demanding monetary damages in the aggregate amount of $630,000.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. The risks discussed in our 2019 annual report and described below could materially affect our business, financial condition and future results.

The COVID-19 pandemic may negatively affect our operations.

The COVID-19 pandemic may negatively affect our operations. The Covid-19 pandemic has resulted in social distancing, travel bans and quarantine, which has limited access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. These factors have hampered our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Designation of Series M Preferred Stock*
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 6, 2020	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)