Form 10-Q
period 2020-06-30
ORIGINCLEAR, INC.
filed 2020-08-19
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-147980

ORIGINCLEAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street North, Suite 200

Clearwater, FL 33760

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

As of August 18, 2020 there were 17,215,977 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$786,686	$490,614
Restricted cash - Escrow	88,532	-
Contracts receivable, less allowance for doubtful accounts of $0 and $6,996 respectively	210,191	522,911
Contract assets	116,078	26,287
Convertible note receivable	125,880	117,879
Other receivable	2,500	2,500
Prepaid expenses	11,960	47,483

TOTAL CURRENT ASSETS	1,341,827	1,207,674

NET PROPERTY AND EQUIPMENT	281,606	117,069

OTHER ASSETS
Fair value investment-securities	6,400	9,600
Trademark	4,467	4,467
Security deposit	3,500	3,500

TOTAL OTHER ASSETS	14,367	17,567

TOTAL ASSETS	$1,637,800	$1,342,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,438,785	$1,144,545
Accrued expenses	1,328,153	1,163,146
Cumulative preferred stock dividends payable	166,243	92,472
Contract liabilities	193,459	428,009
Capital lease, current portion	9,088	9,088
Customer deposit	146,453	136,765
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $0 and $12,566, respectively	352,369	427,214
Loan payable, related party	142,429	187,054
Loans payable, SBA	505,000	-
Derivative liabilities	14,421,908	31,640,470
Series F 8% Preferred Stock, 1,678 shares issued and outstanding, redeemable value of $1,678,000	1,678,000	1,678,000
Convertible promissory notes, net of discount of $0 and $146,005, respectively	1,021,613	2,879,325

Total Current Liabilities	21,423,500	39,806,088

Long Term Liabilities
Capital lease, long term portion	12,529	17,073
Series G 8% Preferred Stock, 430 and 530 shares issued and outstanding, respectively, redeemable value of $430,000 and $530,000, respectively	430,000	530,000
Series I 8% Preferred Stock, 797 shares issued and outstanding, respectively, redeemable value of $797,400 and $0, respectively	797,400	797,400
Series K 8% Preferred Stock, 3,160 and 2,001 shares issued and outstanding, respectively, redeemable value of $3,160,417 and $2,000,650, respectively	3,160,417	2,000,650

Series O 8% Preferred Stock, 105 shares issued and outstanding, redeemable value of $105,000 and $0, respectively	105,000	-
Convertible promissory notes, net of discount of $0 and $0, respectively	2,311,881	552,975

Total Long Term Liabilities	6, 817,227	3,898,098

Total Liabilities	28,240,727	43,704,186

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized
1,000 shares of Series C issued and outstanding, respectively	-	-
32,500,000 and 38,500,000 shares of Series D-1 issued and outstanding, respectively	3,250	3,850
1,537,213 and 2,137,649 shares of Series E issued and outstanding, respectively	154	214
346 and 349 shares of Series J issued and outstanding, respectively	-	-
1,530 and 1,003 shares of Series L issued and outstanding, respectively	-	-
38,839 and 34,200 shares of Series M issued and outstanding, respectively	4	3
26 shares of Series P issued and outstanding	-	-
Subscription payable to purchase Series M preferred stock	25,750	-
Subscription payable to purchase common stock	100,000	-
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized
11,533,436 and 4,854,993 equity shares issued and outstanding, respectively	1,153	486
Additional paid in capital - Common stock	65,223,590	64,915,364
Accumulated other comprehensive loss	(133)	(134)
Accumulated deficit	(91,956,695)	(107,281,659)

TOTAL SHAREHOLDERS’ DEFICIT	(26,602,927)	(42,361,876)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,637,800	$1,342,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales	$1,055,000	$1,014,922	$2,147,438	$1,756,965

Cost of Goods Sold	902,729	824,049	1,781,874	1,547,311

Gross Profit	152,271	190,873	365,564	209,654

Operating Expenses
Selling and marketing expenses	338,877	354,849	713,800	837,507
General and administrative expenses	522,238	607,306	1,072,149	1,228,756
Research and development	25,085	26,810	54,067	50,760
Depreciation and amortization expense	14,101	11,104	25,462	21,833

Total Operating Expenses	900,301	1,000,069	1,865,478	2,138,856

Loss from Operations	(748,030)	(809,196)	(1,499,914)	(1,929,202)

OTHER INCOME (EXPENSE)
Other income	4,520	5,944	8,520	24,980
Gain on conversion of preferred stock	4,834	-	6,063	-
Unrealized gain(loss) on investment securities	2,000	2,800	(3,200)	(4,400)
Loss on settlement of convertible notes	-	(27,590)	-	(341,885)

Loss on conversion of debt	-	(233,152)	-	(747,556)
Gain (Loss) on net change in derivative liability and conversion of debt	(5,312,308)	(5,609,871)	17,218,562	(3,665,282)
Interest expense	(184,854)	(115,106)	(362,455)	(454,098)

TOTAL OTHER (EXPENSE) INCOME	(5,485,808)	(5,976,975)	16,867,490	(5,188,241)

NET INCOME (LOSS)	$(6,233,838)	$(6,786,171)	$15,367,576	$(7,117,443)

PREFERRED STOCK DIVIDENDS	$42,612	$(54,713)	$42,612	$(92,869)

NET AVAILABLE TO SHAREHOLDERS	$(6,276,450)	$(6,840,884)	$15,324,964	$(7,210,312)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.66)	$(4.39)	$1.91	$(10.91)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.06)	$(0.04)	$0.14	$(10.91)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	9,580,032	1,545,007	8,037,205	652,652

DILUTED	108,427,553	1,545,007	106,884,726	652,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	SIX MONTHS ENDED JUNE 30, 2019
					Additional Paid-in	Accumulated
	Preferred stock		Common stock		Capital Common	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	loss	Deficit	Total
Balance at December 31, 2018	40,640,649	$4,064	875,244	$88	$63,179,433	$(134)	$(79,807,981)	$(16,624,530)

Common stock issuance for conversion of debt and accrued interest	-	-	642,614	64	1,271,937	-	-	1,272,001

Common stock issued at fair value for services	-	-	213,003	21	383,312	-	-	383,333

Common stock issued through a private placement for purchase of Series G Preferred stock	-	-	82,799	8	(8)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(92,869)	-	-	(92,869)

Other comprehensive gain	-	-	-	-	-	1	-	1

Net loss	-	-	-	-	-	-	(7,117,443)	(7,117,443)

Balance at June 30, 2019 (unaudited)	40,640,649	$4,064	1,813,660	$182	$64,741,805	$(133)	$(86,925,424)	$(22,179,506)

	SIX MONTHS ENDED JUNE 30, 2020
							Accumulated
	Preferred stock		Common stock		Additional Paid-in	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2019	40,674,799	4,067	4,854,993	486	64,915,364	-	(134)	(107,281,659)	(42,361,876)

Common stock issuance for conversion of debt and accrued interest	-	1	3,961,928	395	122,487	-	-	-	122,883

Common stock issued at fair value for services	-	-	1,210,681	121	126,887	-	-	-	127,008

Common stock issued for conversion of Series E Preferred stock	(602,616)	(60)	30,124	3	57	-	-	-	-

Common stock issued for conversion of Series L Preferred stock	(50)	-	1,001,976	100	(100)	-	-	-	-

Issuance of Series L Preferred stock through a private placement with the purchase of Series K Preferred stock	580	-	-	-	-	-	-	-	-

Common stock issued for conversion of Series D-1 Preferred stock	(6,000,000)	(600)	295,141	30	24,348	-	-	-	24,778

Common stock issued for conversion of Series J Preferred stock	(3)	-	41,541	4	(4)	-	-	-	-

Common stock issued for conversion of Series M Preferred stock	(320)	-	137,052	14	(14)	-	-	-	-

Issuance of Series M Preferred stock through a private placement	4,959	-	-	-	129,500	25,750	-	-	155,250

Issuance of Series P Preferred stock through a private placement with the purchase of Series O Preferred stock	26	-	-	-	-	-	-	-	-
Cumulative preferred dividends	-	-	-	-	(42,612)	-	-	-	(42,612)
Subscription payable –common stock	-	-	-	-	-	100,000	-	-	100,000

Reclassification of non-cash adjustment	-	-	-	-	(46,260)	-	-	-	(46,260)

Gain on conversion of Preferred stock	-	-	-	-	(6,063)	-	-	-	(6,063)

Comprehensive gain	-	-	-	-	-	-	1	-	1

Net Income	-	-	-	-	-	-	-	15.324,964	15.324,964
Balance at June 30, 2020 (unaudited)	34,077,375	$3,408	11,533,436	$1,153	$65,223,590	$125,750	$(133)	$(91,956,695)	$(26.602,927)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$15,324,964	$(7,117,443)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,462	21,833
Preferred stock dividends	(42,612)	-
Common and preferred stock issued for services	150,786	383,334
(Gain) Loss on net change in valuation of derivative liability	(17,218,562)	3,665,282
Loss on conversion of debt	-	747,556
Loss on settlement of debt	-	341,885
Interest receivable on convertible note receivable	(8,000)	-
Debt discount recognized as interest expense	-	146,005
Net unrealized loss on fair value of security	3,200	4,400
Gain on conversion of preferred stock	(6,063)	-
Amortization of financing fees and cost	-	110,891
Change in Assets (Increase) Decrease in:

Contracts receivable	312,720	99,685
Contract asset	(89,791)	(153,469)
Convertible note receivable	-	(24,979)
Prepaid expenses and other assets	35,523	836
Work in process	-	(2,500)
Change in Liabilities Increase (Decrease) in:
Accounts payable	205,741	274,536
Accrued expenses	137,824	125,389
Contract liabilities	(234,550)	(96,253)
Customer deposit	9,688	(6,738)
Deferred income	-	140,217

NET CASH USED IN OPERATING ACTIVITIES	(1,393,670)	(1,339,533)

CASH FLOWS USED FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(1,500)	(5,296)

CASH USED IN INVESTING ACTIVITIES	(1,500)	(5,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(4,544)	(4,544)
Payments on promissory note payable, related party	-	(46)
Loan payable financing, net	(74,845)	(84,500)
Loan payable, related party, net	(44,625)	(31,633)
Loan payable, borrowings	510,000	-

Net cumulative preferred stock dividends payable	73,771	(63,019)
Payment on redemption of preferred stock	-	(65,000)
Net proceeds for issuance of preferred stock for cash – equity classification	155,250	-
Net proceeds for issuance of preferred stock for cash – liability classification	1,076,235	1,414,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,691,242	1,166,158

NET INCREASE (DECREASE) IN CASH	296,072	(178,671)

CASH BEGINNING OF PERIOD	490,614	609,144

CASH END OF PERIOD	$786,686	$430,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,247	$16,926
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$122,883	$1,272,001
Reclassification of non-cash adjustment of preferred stock additional paid in capital	$46,260	$-
Preferred stock conversion to common stock	$120	$-
Other payable for fixed asset with common stock subscription	$188,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2020

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving profitable operations and/or raising additional capital. During the six months ended June 30, 2020, the Company obtained funds from the sales of preferred stock. Management believes this funding will continue from current investors and from new investors. The Company also generated revenue of $2,147,438 during the six months ended June 30, 2020, and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, and prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2020, the Company had a restricted cash balance of $88,532 consisting of Preferred Series M investments in an escrow account.

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

	For the Six Months Ended June 30,
	2020	2019
Income (Loss) to common shareholders (Numerator)	$15,324,964	$(7,210,312)

Basic weighted average number of common shares outstanding (Denominator)	8,037,205	652,652

Diluted weighted average number of common shares outstanding (Denominator)	106,884,726	652,652

Six months ended June 30, 2020

The Company has excluded 122,044 shares of common stock issuable upon conversion of warrants, shares of common stock issuable from convertible debt of $569,723 and shares issuable from convertible preferred stock for the six months ended June 30, 2020, because their impact on the loss per share is anti-dilutive.

The Company has included 98,847,521 shares of common stock issuable from convertible debt of $3,333,494, and preferred stock for the six months ended June 30, 2020, because their impact on the loss per share is dilutive.

Six Months Ended June 30, 2019

The Company has excluded 122,044 shares of common stock issuable upon conversion of warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,706,710 and shares issuable from convertible preferred stock for the six months ended June 30, 2020, because their impact on the loss per share is anti-dilutive.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts were $0 as of June 30, 2020 and December 31, 2019, respectively. The net contract receivable balance was $210,191 and $522,911 at June 30, 2020 and December 31, 2019, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $54,067 and $50,760 for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020, the Company purchased equipment for $190,000, which included an accounts payable for $90,000 to be paid at $1,500 per month for 60 months and a subscription payable for $100,000 in common stock to be issued in one-third (1/3) equal tranches over the next three years. As of June 30, 2020, the Company made one monthly payment of $1,500.

Depreciation expense during the six months ended June 30, 2020 and 2019, respectively was $25,462 and $21,833.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$6,400	$6,400	$-	$-
Total Assets measured at fair value	$6,400	$6,400	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$14,421,908	$-	$-	$14,421,908
Total liabilities measured at fair value	$14,401,908	$-	$-	$14,421,908

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2020	$31,640,470
Gain on conversion of debt and change in derivative liability	(17,218,562)
Balance as of June 30, 2020	$14,421,908

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

6/30/2020
Risk free interest rate	0.13% - 0.18%
Stock volatility factor	107.0% - 239.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Preferred Stock

Series C

The Company has designated 1,000 shares of its preferred stock as Series C Preferred Stock. Such 1,000 shares are outstanding and are held by T. Riggs Eckelberry, our chief executive officer. Shares of Series C Preferred Stock are not convertible to common stock, are not entitled to receive dividends, and do not have a liquidation preference. The Series C Preferred Stock have no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series C Preferred Stock. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. Share of Series C Preferred Stock will automatically be redeemed by the Company at par value on the first to occur of the following events: (i) the date that Mr. Eckelberry ceases to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that (a) the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or (b) listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series C Preferred Stock. As of June 30, 2020, there are 1,000 shares of Series C Preferred Stock issued and outstanding.

Series D-1

The Company has designated 50,000,000 shares of its preferred stock as Series D-1 Preferred Stock. Each share of Series D-1 Preferred Stock is convertible into 0.0005 shares of common stock. The Series D-1 Preferred Stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock. The holders of outstanding shares of Series D-1 Preferred Stock are not entitled to receive dividends, and do not have a liquidation preference. The Series D-1 Preferred Stock have no preemptive or subscription rights, and there is no redemption or sinking fund provisions applicable to the Series D-1 Preferred Stock. During the six months ended June 30, 2020, the Company issued 295,141 shares of common stock for services upon conversion of 6,000,0000 shares of preferred stock with a value of $23,788 using the closing stock price on grant date. As of June 30, 2020, there were 32,500,000 shares of Series D-1 Preferred Stock issued and outstanding. The Company did not recognize any gain or loss on conversion, as the shares were converted within the terms of the agreement.

Series E

The Company has designated 4,000,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the greater of (A) 0.05 shares of common stock and (B) the number of shares the holder would have received pursuant to the holder’s subscription agreement if the preferred shares were priced based on the average closing sale price of three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is 50% of the purchase price paid by any purchaser of the Series E Preferred Stock. The Series E Preferred Stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock. The holders of outstanding shares of Series E Preferred Stock are not entitled to receive dividends, and do not have a liquidation preference. The Series E Preferred Stock have no pre-emptive or subscription rights, and there is no redemption or sinking fund provisions applicable to the Series E Preferred Stock. The Series E Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of December 31, 2019, there were 2,139,649 shares of Series E Preferred Stock issued and outstanding. During the six months ended June 30, 2020, the Company issued 30,124 shares of common stock upon conversion of 602,616 Series E Preferred Stock. As of June 30, 2020, there were 1,537,213 shares of Series E Preferred Stock issued and outstanding. The Company did not recognize any gain or loss on conversion, as the shares were converted within the terms of the agreement.

Series F

The Company has designated 6,000 shares of its preferred stock as Series F Preferred Stock. The Series F Preferred Stock has a stated value of $1,000 per share. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series F Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to any other series of capital stock of the Company. The Series F Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series F Preferred Stock. The Series F Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series F Preferred Stock on September 1, 2020, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series F Preferred Stock is outstanding, redeem all or any portion of the outstanding Series F Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series F Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. As of June 30, 2020, there were 1,678 shares of Series F Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $33,560.

Series G

The Company has designated 6,000 shares of its preferred stock as Series G Preferred Stock. The Series G Preferred Stock has a stated value of $1,000 per share. The Series G Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series G Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series G Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to any other series of capital stock of the Company (other than the Series F Preferred Stock). The Series G Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series G Preferred Stock. The Series G Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series G Preferred Stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series G Preferred Stock is outstanding, redeem all or any portion of the outstanding Series G Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series G Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. On February 21, 2020, 100 shares of Series G Preferred Stock were exchanged for Series K Preferred Stock. As of June 30, 2020, there were 430 shares of Series G Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $8,600.

Series I

The Company has designated 4,000 shares of its preferred stock as Series I Preferred Stock. The Series I Preferred Stock has a stated value of $1,000 per share. The Series I Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series I Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series I Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series I Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series I Preferred Stock. The Series I Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series I Preferred Stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the subscription agreement under which such shares were sold) that such shares to be redeemed were part of (a “Series I Tranche”), or (ii) the expiration date of the Series I Tranche that such shares to be redeemed were part of, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series I Preferred Stock is outstanding, redeem all or any portion of the outstanding Series I Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series I Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of June 30, 2020, there were 797 shares of Series I Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $15,948.

Series J

The Company has designated 100,000 shares of its preferred stock as Series J Preferred Stock. The Series J Preferred Stock has a stated value of $1,000 per share. The Series J Preferred Stock is convertible into common stock in an amount determined by dividing the stated value by the conversion price, which is equal to lower of (a) the closing price of the common stock on the date the Company has banked funds and received and accepted executed subscription documents and the purchase price or (b) the average closing sale price of the common stock for the five trading days prior to the conversion date; certain prior investors are also entitled to certain make-good shares. The Series J Preferred Stock may not be converted to common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. Holders of the Series J Preferred Stock are entitled to dividends on an as-converted basis with the common stock. The Series J Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series J Preferred Stock has no pre-emptive or subscription rights, and there are no sinking fund or redemption provisions applicable to the Series J Preferred Stock. The Series J Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the six months ended June 30, 2020, the Company issued 41,541 shares of common stock upon the conversion of three (3) shares of preferred stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. As of June 30, 2020, there were 346 shares of Series J Preferred Stock issued and outstanding.

Series K

The Company has designated 4,000 shares of its preferred stock as Series K Preferred Stock. The Series K Preferred Stock has a stated value of $1,000 per share. The Series K Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series K Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series K Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series K Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series K Preferred Stock. The Series K Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series K Preferred Stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the subscription agreement under which such shares were sold) that such shares to be redeemed were part of (a “Series K Tranche”), or (ii) the expiration date of the Series K Tranche that such shares to be redeemed were part of, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series K Preferred Stock is outstanding, redeem all or any portion of the outstanding Series K Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series K Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. On February 21, 2020, an investor was issued 100 shares of Series K Preferred Stock in exchange for 100 shares of Series G Preferred Stock. During the six months ended June 30, 2020, the Company issued an aggregate of 1,160 shares of Series K Preferred Stock for an aggregate purchase price of $1,159,767. As of June 30, 2020, there were 3,160 shares of Series K Preferred Stock issued and outstanding. The Company accrued dividends in the amount of $62,223.

Series L

The Company has designated 100,000 shares of its preferred stock as Series L Preferred Stock. The Series L Preferred Stock has a stated value of $1,000 per share. The Series L Preferred Stock is convertible into common stock in an amount determined by dividing the stated value by the conversion price, which is equal to lower of(a) the closing price of the common stock on the date the Company has banked funds and received and accepted executed subscription documents and the purchase price or (b) the average closing sale price of the common stock for the five trading days prior to the conversion date; certain prior investors are also entitled to certain make-good shares. The Series L Preferred Stock may not be converted to common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. Holders of the Series L Preferred Stock are entitled to dividends on an as-converted basis with the common stock. The Series L Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series L Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series L Preferred Stock. The Series L Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. The Company issued an aggregate of 580 shares of Series L Preferred Stock with the Series K Preferred Stock. During the six months ended June 30, 2020, the Company issued an aggregate of 1,001,976 shares of common stock upon conversion of 50 shares of Series L Preferred Stock. As of June 30, 2020, there were an aggregate of 1,530 shares of Series L Preferred Stock issued and outstanding. The Company recognized a loss on the conversions of the Series Preferred Stock in the amount of $6,063.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company has designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock will be entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the six months ended June 30, 2020, the Company reclassified noncash accrued interest of $46,260 associated with the exchange of a note, from preferred additional paid in capital, which affected the balance sheet only. During the six months ended June 30, 2020, the Company issued an aggregate of 4,959 shares of Series M Preferred Stock for an aggregate price of $155,250. The Company received additional funds in the amount of $89,450 less $918 in escrow fees, leaving a net balance of $88,532 in an escrow account. During the period ended June 30, 2020, holders of Series M Preferred Stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. As of June 30, 2020 there were 38,839 shares of Series M Preferred Stock issued and outstanding, a subscription payable in the amount of $25,750 for 1,030 shares purchased but not yet issued, and accrued dividends in the amount of $44,141.

Series O

The Company has designated 2,000 shares of preferred stock as Series O Preferred Stock. The Series O Preferred Stock has a stated value of $1,000 per share, and is entitled to cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O Preferred Stock. The Series O Preferred Stock does not have voting rights except as required by law. The Series O Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O Preferred Stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series O Preferred Stock at any time while the Series O Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2020, the Company issued an aggregate of 105 shares of Series O Preferred Stock for an aggregate purchase price of $105,000. As of June 30, 2020, there were 105 shares of Series O Preferred Stock issued and outstanding. The Company accrued dividends in the amount of $413.

Series P

The Company has designated 500 shares of preferred stock as Series P Preferred Stock. The Series P Preferred Stock has a stated value of $1,000 per share, and will be entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series P Preferred Stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P Preferred Stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P Preferred Stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Series P Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P Preferred Stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P Preferred Stock. The Series P Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. The Company issued an aggregate of 26 shares of Series O Preferred Stock with the Series L Preferred Stock. As of June 30, 2020, there were an aggregate of 26 shares of Series P Preferred Stock issued and outstanding.

Reverse Stock Split

On October 25, 2019, the Company effected a one-for-two thousand (1 for 2,000) reverse stock split of its common stock (the “Reverse Split”). All shares, options, warrants and per share information throughout these consolidated financial statements have been retroactively restated to reflect the Reverse Split.

June 30, 2020

The Company issued 3,961,928 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $82,812, plus interest in the amount of $19,078, and default settlement fees of $20,993, based upon conversion prices of $0.025 to $0.045.

The Company issued 1,210,681 shares of common stock for services at fair value of $127,008.

The Company issued 295,141 shares of common stock upon conversion of 6,000,000 shares of Series D-1 preferred stock for services with a fair value of $23,778. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

The Company issued 30,124 shares of common stock upon conversion of 602,616 shares of Series E preferred stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

The Company issued 1,001,976 shares of common stock upon conversion of 50 shares of Series L preferred stock. The Company recognized a loss on the conversions of the shares in the amount of $6,063.

The Company issued 41,541 shares of common stock upon conversion of 3 shares of Series J preferred stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

The Company issued 137,052 shares of common stock upon conversion of 320 shares of Series M preferred stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

June 30, 2019

The Company issued 642,614 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $384,588, plus interest in the amount of $79,082, plus a default settlement of $60,775, with an aggregate fair value loss on conversion of debt in the amount of $747,556, based upon conversion prices of $1 to $4.

The Company issued 213,003 shares of common stock for services at fair value of $383,333.

The Company issued 82,799 shares of common stock through a private placement for purchase of Series G preferred stock.

4.	RESTRICTED STOCKS AND WARRANTS

Restricted Stock to CEO

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGAs are performance-based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to an aggregate of 109,214 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 54,607 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 54,607 shares of its common stock. The Company has not recognized any costs associated with the milestones because none were achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees and Consultants

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the E&C RSGAs”) with its employees and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E&C RSGAs are performance-based shares and none have yet vested nor have any been issued. The E&C RSGAs provide for the issuance of up to 378,750 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 189,375 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 189,375 shares of its common stock. During the period ended June 30, 2020, the Company did not recognize any costs associated with the milestones because none were achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs and E&C RSGAs to include an alternative vesting schedule for the Grantees. The Grantees can elect to participate in the alternate vesting schedule for grants received at least two years prior to the date requested. On the first day of each calendar month, an aggregate dollar amount of restricted stock equal to an aggregate of 5% of the total dollar amount of the Company’s common stock that traded during the prior calendar month, will vest, divided equally among all RSGAs and E&C RSGAs that have duly elected to participate in the alternate vesting schedule, with value based on the fair market value under the respective RSGAs and E&C RSGAs. The fair market value shall equal the average of the trailing ten (10) closing trade prices of the Company’s common stock on the last ten (10) trading days of the month immediately prior to the date of determination as quoted on the public securities trading market on which the Company’s common stock is then traded. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGA or E&C RSGA, then the number of vested shares issuable (assuming all conditions are satisfied) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement. As of June 30, 2020, there was no alternative vesting selected and no shares were issued.

On May 18, 2020, the Company entered into Restricted Stock Grant Agreements (the “May RSGAs”) with its Chief Executive Officer, T. Riggs Eckelberry, members of the Board, employees and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGAs are performance-based shares and none have yet vested nor have any been issued. The May RSGAs provide for the issuance of up to an aggregate of 10,500,000 shares of the Company’s common stock as follows: 2,000,000 to Mr. Eckelberry, 500,000 to each of the other three members of the Board, and an aggregate of 7,000,000 to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 5,250,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 5,250,000 shares of its common stock. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance. During the period ended June 30, 2020, the Company did not recognize any costs associated with the milestones because none were achieved.

Warrants

During the six months ended June 30, 2020, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2020:

June 30, 2020
Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding - beginning of period	122,044	$500
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	122,044	$500

At June 30, 2020, the weighted average remaining contractual life of warrants outstanding:

	June 30, 2020
			Weighted Average
Exercisable	Warrants	Warrants	Remaining Contractual
Prices	Outstanding	Exercisable	Life (years)
$500.00	122,044	122,044	1.12
	122,044	122,044

At June 30, 2020, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,333,494
Less current portion	1,021,613
Total long-term liabilities	$2,311,881

Maturities of long-term debt for the next four years are as follows:

Period Ending June 30,	Amount
2021	1,021,613
2022	2,081,050
2023	200,000
2024	30,831
$3,333,494

At June 30, 2020, the Company had $3,333,494 in convertible promissory notes.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes.  In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the six months ended June 30, 2020, the Company issued 1,786,652 shares of common stock, upon conversion of $34,950 in principal, plus accrued interest of $19,078. As of June 30, 2020, the 2014-2015 Notes had an aggregate remaining balance of $1,065,600.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the six months ended June 30, 2020, the Company issued 130,711 shares of common stock upon conversion of principal in the amount of $5,150. As of June 30, 2020, the remaining balance was $62,275.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of June 30, 2020, the remaining balance of the 2015-2016 Notes was $1,200,000.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2020, the remaining balance on the Dec 2015 Note was $167,048.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of June 30, 2020, the remaining balance on the Sep 2016 Note was $430,896.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but no limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the six months ended June 30, 2020, the Company issued 2,044,565 shares of common stock upon conversion of principal in the amount of $42,712, plus $20,994 default settlement fees. As of June 30, 2020, the remaining balance on the Apr & May 2018 Notes were $402,675.

During the six months ended June 30, 2020, the Company did not recognize a gain or loss on conversion of debt since the conversions occurred within the terms of the agreement.

Promissory Note Payable

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

The derivative liability recognized in the financial statements As of June 30, 2020 was $14,421,908.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the six months ended June 30, 2020.

	Six Months Ended
	June 30,
	2020	2019
Equipment Contracts	$1,397,335	$1,199,080
Component Sales	706,840	488,265
Services Sales	43,263	59,620
Licensing Fees		10,000
	$2,147,438	$1,756,965

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ended June 30, 2020 was $116,078 and for the year ending December 31, 2019 was $26,287. The contract liability for the six months ended June 30, 2020 was $193,459 and for the year ending December 31, 2019 $428,009.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of June 30, 2020, the note included principal of $80,000 plus accrued interest of $45,880.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of June 30, 2020, the fair value of the preferred shares was $6,400.

Restricted Asset

During the six months ended June 30, 2020, the Company sold Series M Preferred stock, whereby, $88,532 of funds were held in escrow for the purchase of Series M Preferred Stock. As of June 30, 2020, an aggregate of $25,750 in Series M Preferred Stock had not yet been issued.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was fully amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The net balance as of June 30, 2020 was $352,369.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. Principal payments were made in the amount of $44,625, leaving a balance of $142,429 as of June 30, 2020.

Loan Payable-Borrowings

Between May 4, 2020 and May 5, 2020, the Company received loan proceeds in the aggregate amount of $345,000 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act. The principal and accrued interest under the Note is forgivable after eight weeks if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements.  The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.  The Company intends to pursue and file all required applications for forgiveness, although no assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.

The Company also received an EIDL grant in the amount of $10,000 on April 30, 2020 and a loan in the amount of $150,000 on June 10, 2020 from the Small Business Administration. Interest on the loan will accrue at the rate of 3.75% and monthly instalment payments in the amount of $731 will begin in June, 2021, twelve months from receipt of the loan. Both the $150,000 loan and the $10,000 grant were used solely for working capital.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the six months ended June 30, 2020. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of June 30, 2020, the maturities are summarized as follows:

Capital lease	$21,617
Less current portion	9,088
Total long-term liabilities	$12,529

Long term maturities for the next two years are as follows:

Period Ending June 30,
2021	9,088
2022	3,441
$12,529

10.	FOREIGN SUBSIDIARY

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

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the six months ending June 30, 2020.

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

While filed in February 2019, the Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, the absence of prior notice, service of the suit and an improper default promptly challenged, and in October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint. Through these filings, the Company and WaterChain, Inc. contest the allegations and claims in the Complaint, and deny that Interdependence performed the required services and contends that we overpaid Interdependence $40,000 for whatever work was done. Specifically, in November 2019, an Answer was filed denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. Specifically, we have alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and ability to provide them, misrepresented the results they would obtain from providing such services, and also failed to provide us with the services as required by the contract such that Interdependence was overpaid based on what it in fact did. For those reasons, and prior to any litigation, we terminated the contract for non-performance.

On February 6, 2020, the Superior Court set April 4, 2021 as the trial date for this matter. The Company and WaterChain are appropriately defending against the allegations and pursuing affirmative recovery on the cross-complaint. The Company disputes all claims and is appropriately litigating its defenses and pursuing recovery on its cross-suit. The parties are in the preliminary stages of settlement negotiations with the Plaintiff RDI and Interdependence, but we can provide no assurance that any settlement will be reached nor can we provide any assurances regarding any terms of such settlement, nor has a settlement been offered. As of date of this report, legal fees and costs in this action have been substantial and it is impossible at this time to predict an exact amount, or even a meaningful estimate, of the aggregate sums that we may incur in finally resolving or adjudicating this lawsuit.

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

Per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, on July 2, 2020, the Company issued to Mr. Eckelberry an aggregate of 115,344 shares of common stock relating to his May 2016 Restricted Stock Grant Agreement.

Between July 2, 2020 and August 12, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 980 shares of the Company’s Series O preferred stock for an aggregate purchase price of $980,000. The Company also issued an aggregate of 245 shares of its Series P preferred stock to the investors.

Between July 8, 2020, and August 11, 2020 holders of convertible promissory notes converted an aggregate principal and interest amount of $89,360 into an aggregate of 3,030,660 shares of the Company’s common stock.

Between July 14, 2020 and August 3, 2020, the Company issued to consultants and one employee an aggregate of 594,462 shares of the Company’s common stock for services.

On July 17, 2020, a holder of Series J Preferred Stock converted an aggregate of 15 Series J shares into an aggregate of 391,468 shares, including make-good shares, of the Company’s common stock.

Between August 3, 2020 and August 14, 2020, holders of Series L Preferred Stock converted an aggregate of 48 Series L shares into an aggregate of 980,132 shares, including make-good shares, of the Company’s common stock.

On August 3, 2020, a holder of Series P Preferred Stock converted an aggregate of 10 Series P shares into an aggregate of 570,475 shares, including make-good shares, of the Company’s common stock.

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

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada. We have been engaged in business operations since June 2007. We moved into the commercialization phase of our business plan having previously been primarily involved in research, development and licensing activities. Our principal offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our main telephone number is (727) 440-4603. Our website address is www.OriginClear.com. In addition to announcing material financial information through our investor relations website, press releases, SEC filings and webcasts, we also intend to use the following social media channels as a means of disclosing information about our products, our planned financial and other announcements, our attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

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

The Technology

OriginClear is the developer of EWS, the high-speed, primarily chemical-free technology to clean up large quantities of water. It removes oils, suspended solids, certain dissolved solids, and pathogens, in a continuous and energy-efficient process. The Company originally developed this technology to solve the challenge of removing microalgae from a highly dilute state. We believe EWS technology remains the most efficient non-chemical, continuous mechanism for the concentration of live algae cells from water.

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

With the PWT and future potential acquisitions, the creation of the Modular Water Systems product line as an integral part of PWT, and integrating its core technology, OriginClear aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

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

PWT is also a certified manufacturer of products using OriginClear’s Electro Water Separation™ and Advanced Oxidation (AOx™) technologies, building these on behalf of OriginClear licensees.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended June 30, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue and Cost of Sales

For the three months ended June 30, 2020, we had revenue of $1,055,000 compared to $1,014,922 for the three months ended June 30, 2019. Cost of sales for the three months ended June 30, 2020 was $902,729 compared to $824,049 for the three months ended June 30, 2019. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue, due to focusing on marketing of its products.

Our gross profit was $152,271 and $190,873 for the three months ended June 30, 2020 and 2019, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2020, we had selling and marketing expenses of $338,877, compared to $354,849 for the three months ended June 30, 2019. The decrease was primarily due to a decrease in marketing expense.

General and Administrative Expenses

General and administrative expenses were $522,238 for the three months ended June 30, 2020, compared to $607,306 for the three months ended June 30, 2019.  The decrease was primarily due to a decrease in legal fees.

Research and Development Cost

Research and development cost was $25,085 for the three months ended June 30, 2020 compared to $26,810 for the three months ended June 30, 2019. The decrease was primarily due to a decrease in other research and development costs.

Other Income and (Expenses)

Other income and (expenses) decreased by $491,167 to $(5,485,808) for the three months ended June 30, 2020, compared to $(5,976,975) for the three months ended June 30, 2019. The decrease was the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $297,563, a decrease in loss on conversion of debt in the amount of $233,152, a decrease in loss on settlement of convertible notes in the amount of $27,590, a decrease in unrealized gain on investment securities in the amount of $800 and a decrease in other income of $1,424, with an increase in gain on conversion of preferred stock in the amount of $4,834 and increase in interest expense of $69,748.

Net Income/(Loss)

Our net loss decreased by $552,333 to $6,233,838 for the three months ended June 30, 2020, compared to a net loss of $6,786,171 for the three months ended June 30, 2019. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on management’s estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue and Cost of Sales

For the six months ended June 30, 2020, we had revenue of $2,147,438 compared to $1,756,965 for the six months ended June 30, 2019. The cost of sales for the six months ended June 30, 2020 was $1,781,874 compared to $1,547,311 for the six months ended June 30, 2019. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue, due to focusing on marketing of its products.

Our gross profit was $365,564 and $209,654 for the six months ended June 30, 2020 and 2019, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2020, we had selling and marketing expenses of $713,800, compared to $837,507 for the six months ended June 30, 2019. The decrease was primarily due to a decrease in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses were $1,072,149 for the six months ended June 30, 2020, compared to $1,228,756 for the six months ended June 30, 2019. The decrease was primarily due to a decrease in travel and outside services expense.

Research and Development Cost

Research and development cost for the six months ended June 30, 2020 and 2019, were $54,067 and $50,760, respectively. The increase was primarily due to an increase in other research and development costs.

Other Income and (Expenses)

Other income and (expenses) for the six months ended June 30, 2020 and 2019, were $16,867,490 and $(5,188,241), respectively. The increase in other income (expenses) of $22,055,731 was primarily the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $20,833,844, a decrease in interest expense of $91,643, which includes non-cash amortization of debt discount of $146,005, and a decrease in other income of $16,460, a decrease in unrealized loss on investment securities of $1,200, and a decrease in gain on conversion of preferred stock in the amount of $6,062, a decrease in loss on settlement of convertible notes in the amount of $341,885, and a decrease in loss on conversion of debt in the amount of $747,556.

Net Income/(Loss)

Our net income for the six months ended June 30, 2020 was $15,367,576, compared to net loss of $7,117,443 for the six months ended June 30, 2019. The majority of the increase in net income was due primarily to a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

At June 30, 2020 and December 31, 2019, we had cash of $786,686 and $490,614, respectively, and working capital deficit of $20,081,673 and $38,598,414, respectively.  The decrease in working capital deficit was due primarily to a decrease in non-cash derivative liabilities and convertible notes, inventory, contracts liabilities and contract receivable, prepaid expenses, loans payable, with an increase in contract assets and accounts payable.

During the first six months of 2020, we raised an aggregate of $1,231,485 from issuance of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,393,670 for the six months ended June 30, 2020, compared to $1,339,533 for the prior period ended June 30, 2019. The increase in cash used in operating activities was primarily due to increase in professional fees and marketing expense.

Net cash flows used in investing activities for the six months ended June 30, 2020 and 2019, were $1,500 and $5,296, respectively. The increase in cash used in investing activities was primarily due to an increase in the purchase of fixed assets and non-cash increase in change in fair value of investment.

Net cash flows provided by financing activities was $1,691,242 for the six months ended June 30, 2020, as compared to $1,166,158 for the six months ended June 30, 2019. The increase in cash provided by financing activities was due primarily to an increase in loan payable and cumulative dividends payable, with a decrease in proceeds for issuance of preferred and common stock. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months. Although our proceeds from the issuance of preferred stock together with revenue from operations are currently sufficient to fund our operating expenses in the near future, we will need to raise additional funds in the future so that we can expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Additional capital may not be available on acceptable terms or at all. . Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While filed in February 2019, the Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, the absence of prior notice, service of the suit and an improper default promptly challenged, and in October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint. Through these filings, the Company and WaterChain, Inc. contest the allegations and claims in the Complaint, and deny that Interdependence performed the required services and contends that we overpaid Interdependence $40,000 for whatever work was done. Specifically, in November, 2019, an Answer was filed denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. Specifically, we have alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and ability to provide them, misrepresented the results they would obtain from providing such services, and also failed to provide us with the services as required by the contract such that Interdependence was overpaid based on what it in fact did. For those reasons, and prior to any litigation, we terminated the contract for non-performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, the Company issued and sold an aggregate of 105 shares of Series O Preferred Stock and 26 shares of Series P Preferred Stock to accredited investors for an aggregate purchase price of $105,000.

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

August 19, 2020	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)