Form 10-Q
period 2020-09-30
ORIGINCLEAR, INC.
filed 2020-11-23
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2020

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

As of November 20, 2020 there were 49,770,265 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$757,945	$490,614
Restricted cash - Preferred shares	5,100	-
Contracts receivable, less allowance for doubtful accounts of $0 and $6,996 respectively	503,479	522,911
Contract assets	407	26,287
Convertible note receivable	129,880	117,879
Other receivable	4,400	2,500
Prepaid expenses	33,552	47,483

TOTAL CURRENT ASSETS	1,434,763	1,207,674

NET PROPERTY AND EQUIPMENT	270,563	117,069

OTHER ASSETS
Fair value investment-securities	10,000	9,600
Trademark	4,467	4,467
Security deposit	-	3,500

TOTAL OTHER ASSETS	14,467	17,567

TOTAL ASSETS	$1,719,793	$1,342,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,308,000	$1,144,545
Accrued expenses	1,352,018	1,163,146
Cumulative preferred stock dividends payable	205,204	92,472
Contract liabilities	454,681	428,009
Capital lease, current portion	9,088	9,088
Customer deposit	146,453	136,765
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $0 and $12,566 respectively	342,896	427,214
Loan payable, related party	119,016	187,054
Loans payable, SBA	505,000	-
Loan payable, other related party	5,000	-
Derivative liabilities	8,012,677	31,640,470
Series F 8% Convertible Preferred Stock in default, 390 and 0 shares issued and outstanding, redeemable value of $390,000 and $0, respectively	390,000	-
Series F 8% Convertible Preferred Stock, extended through September 1, 2022, 100 and 1,678 shares issued and outstanding, redeemable value of $100,000 and $1,678,000, respectively	100,000	1,678,000
Convertible promissory notes, net of discount of $0 and $146,005, respectively	1,000,619	2,879,325

Total Current Liabilities	13,970,652	39,806,088

Long Term Liabilities
Capital lease, long term portion	10,257	17,073
Series G 8% Convertible Preferred Stock, 430 and 530 shares issued and outstanding, respectively, redeemable value of $430,000 and $530,000, respectively	430,000	530,000
Series I 8% Convertible Preferred Stock, 797 and 797 shares issued and outstanding, respectively, redeemable value of $797,400 and $797,400, respectively	797,400	797,400
Series K 8% Convertible Preferred Stock, 3,160 and 2,001 shares issued and outstanding, respectively, redeemable value of $3,160,417 and $2,000,650, respectively	3,160,417	2,000,650
Convertible promissory notes, net of discount of $0 and $0, respectively	2,191,004	552,975

Total Long Term Liabilities	6,588,078	3,898,098

Total Liabilities	20,559,730	43,704,186

COMMITMENTS AND CONTINGENCIES (See Note 11)

Series J Convertible Preferred Stock, 279 and 349 shares issued and outstanding, respectively, redeemable value of redeemable value of $279,000 and $348,700, respectively	279,000	348,700
Series L Convertible Preferred Stock, 1,286 and 1,000 shares issued and outstanding respectively, redeemable value of $1,286,000 and $1,000,325, respectively	1,286,000	1,000,325
Series M Convertible Preferred Stock, 39,616 and 34,200 shares issued and outstanding, respectively, redeemable value of $990,400 and 855,000 shares issued and outstanding, respectively	990,400	855,000
Series P Convertible Preferred Stock, 301 and 0 shares issued and outstanding, respectively, redeemable value of $301,000 and $0, respectively	301,000	-
Series O 8% Convertible Preferred Stock, 1,245 and 0 shares issued and outstanding, respectively, redeemable value of $1,245,000 and $0, respectively	1,245,000	-
Series Q 12% Convertible Preferred Stock, 1,188 and 0 shares issued and outstanding, respectively, redeemable value of $1,188,000 and $0, respectively	1,188,000	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
32,500,000 and 38,500,000 shares of Series D-1 issued and outstanding, respectively	3,250	3,850
1,537,213 and 2,137,649 shares of Series E issued and outstanding, respectively	154	217
Subscription payable to purchase Series M preferred stock	5,000	-
Subscription payable	100,000	-
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 31,436,122 and 4,854,993 equity shares issued and outstanding, respectively	3,144	486
Additional paid in capital - Common stock	62,696,576	62,711,339
Accumulated other comprehensive loss	(133)	(134)
Accumulated deficit	(86,937,328)	(107,281,659)

TOTAL SHAREHOLDERS’ DEFICIT	(24,129,337)	(44,565,901)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,719,793	$1,342,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales	$917,320	$939,468	$3,064,758	$2,696,433

Cost of Goods Sold	934,708	858,828	2,716,582	2,406,139

Gross Profit	(17,388)	80,640	348,176	290,294

Operating Expenses
Selling and marketing expenses	339,759	409,825	1,053,559	1,247,332
General and administrative expenses	782,810	595,181	1,853,760	1,766,496
Research and development	29,334	29,334	83,400	80,094
Depreciation and amortization expense	14,431	10,955	39,892	32,788

Total Operating Expenses	1,166,334	1,045,295	3,030,611	3,126,710

Loss from Operations	(1,183,722)	(964,655)	(2,682,435)	(2,836,416)

OTHER INCOME (EXPENSE)
Other income	4,001	4,000	12,521	28,980
Gain on conversion of preferred stock	18,066	-	24,129	-
Unrealized gain(loss) on investment securities	3,600	(4,400)	400	(8,800)
Gain (Loss) on settlement of convertible notes	-	33,298	-	(308,587)
Commitment fee	-	(70,624)	-	(238,959)
Loss on conversion of debt	-	-	-	(254,584)
Gain (Loss) on net change in derivative liability and conversion of debt	6,409,231	(137,989)	23,627,793	(4,275,963)
Interest expense	(233,010)	(80,505)	(638,077)	(423,711)

TOTAL OTHER (EXPENSE) INCOME	6,201,888	(256,220)	23,026,766	(5,481,624)

NET INCOME (LOSS)	$5,018,166	$(1,220,875)	$20,344,331	$(8,318,040)

PREFERRED STOCK DIVIDENDS	$-	$(74,627)	$-	$(194,510)

NET AVAILABLE TO SHAREHOLDERS	$5,018,166	$(1,295,502)	$20,344,331	$(8,512,550)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.27	$(0.54)	$1.75	$(5.11)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.03	$(0.03)	$0.15	$(5.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	18,643,531	2,259,993	11,598,453	1,626,550

DILUTED	146,074,997	2,259,993	139,029,918	1,626,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	NINE MONTHS ENDED SEPTEMBER 30, 2019
					Additional	Accumulated
	Preferred stock		Common stock		Paid-in Capital Common	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Stock	loss	Deficit	Total
Balance at December 31, 2018	40,640,649	$4,064	875,244	$88	$63,179,433	$(134)	$(79,807,981)	$(16,624,530)

Common stock issuance for conversion of debt and accrued interest	-	-	1,396,553	139	1,667,141	-	-	1,667,280

Common stock issued at fair value for services	-	-	744,333	74	623,067	-	-	623,141

Common stock issued through a private placement for purchase of Series G Preferred stock	-	-	82,799	8	(8)	-	-	-

Cumulative preferred stock dividend	-	-	-	-	(167,496)	-	-	(167,496)

Gain on conversion of debt	-	-	-	-	(774,075)	-	-	(774,075)

Other comprehensive gain	-	-	-	-	-	1	-	1

Common stock reverse split share adjustment	-	-	522	1	(1)	-	-	-

Net loss	-	-	-	-	-	-	(8,318,040)	(8,318,040)

Balance at September 30, 2019 (unaudited)	40,640,649	$4,064	3,099,451	$310	$64,528,061	$(133)	$(88,126,021)	$(23,593,719)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
							Accumulated
	Preferred stock		Common stock		Additional Paid-in	Subscription	Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2019	40,674,799	4,067	4,854,993	486	64,915,364	-	(134)	(107,281,659)	(42,361,876)	$2,204,025

Rounding		1	-	(1)		-	-	-	-	-
						-
Common stock issuance for conversion of debt and accrued interest	-	-	9,732,328	973	277,197	-	-	-	278,170	-

Common stock issued at fair value for services	-	-	3,297,275	330	263,667	-	-	-	263,997	-

Common stock issued for conversion of Series D-1 Preferred stock	(6,000,000)	(600)	295,141	30	24,348	-	-	-	23,778	-

Common stock issued for conversion of Series E Preferred stock	(602,436)	(60)	30,124	3	57	-	-	-	-	-

Common stock issued for conversion of Series J Preferred stock	(70)	-	2,313,689	231	(231)	-	-	-	-	(69,700)

Common stock issued for conversion of Series L Preferred stock	(295)		10,038,055	1,004	(1,004)	-	-	-	-	285,675

Common stock issued for conversion of Series M Preferred stock	(320)	-	137,052	14	(14)		-	-	-	135,400

Common stock issued for dividends on Series O Preferred stock	-	-	166,990	17	(17)	-	-	-	-	1,245,000

Common stock issued for conversion of Series P Preferred stock	(10)	-	570,475	57	(57)	-	-	-	-	301,000

Issuance of Series M Preferred stock through a private placement	-	-	-	-	145,250	5,000	-	-	150,250	-

Exchange of Series F Preferred Stock for Series Q Preferred Stock	-	-	-	-	-	-	-	-	-	1,188,000

Subscription payable - common stock	-	-	-	-	-	100,000	-	-	100,000	-

Reclassification of non-cash adjustment	-	-	-	-	(46,260)	-	-	-	(46,260)	-

Reclassification of preferred stock	(34,455)	(4)	-	-	-	-	-	-	-	-

Reclassification from equity to mezzanine	-	-	-	-	(2,856,397)	-	-	-	(2,856,397)	-

Gain on conversion of Preferred stock	-	-	-	-	(24,129)	-	-	-	(24,129)	-

Comprehensive gain	-	-	-	-	-		1	-	1	-

Net Income	-	-	-	-	-		-	20,344,331	20,344,331	-
Balance at September 30, 2020 (unaudited)	34,037,213	$3,404	31,436,122	$3,144	$62,697,774	$105,000	$(133)	$(86,937,328)	$(24,128,135)	$5,289,400

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$20,344,331	$(8,318,040)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,892	32,788
Common and preferred stock issued for services	287,775	623,141
(Gain) Loss on net change in valuation of derivative liability	(23,627,793)	4,275,963
Loss on conversion of debt	-	254,585
Loss on settlement of debt	-	308,587
Debt discount recognized as interest expense	-	146,005
Net unrealized (gain)loss on fair value of security	(400)	8,800
Gain on conversion of preferred stock	(24,129)	-
Amortization of financing fees and cost	-	135,358
Interest receivable on convertible note receivable	(12,000)	-
Change in Assets (Increase) Decrease in:
Contracts receivable	19,432	(145,298)
Contract asset	25,880	97,712
Inventory asset	-	13,736
Prepaid expenses and other assets	13,831	3,895

Change in Liabilities Increase (Decrease) in:
Accounts payable	79,454	(173,708)
Accrued expenses	180,606	30,423
Contract liabilities	26,672	205,257
Customer deposit	9,688	(6,738)
Deferred income	-	71,917

NET CASH USED IN OPERATING ACTIVITIES	(2,636,761)	(2,435,617)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Net change in fair value investment - security		(28,979)
Purchase of fixed assets	(9,386)	(4,945)

CASH USED IN INVESTING ACTIVITIES	(9,386)	(33,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(6,816)	(7,573)
Payments on promissory note payable, related party	-	(74,977)
Loan payable financing, net	(84,318)	(107,250)
Loan payable, related party, net	(68,038)	(13,264)
Loans payable	510,000	-
Net cumulative preferred stock dividends payable	112,732	49,897
Payment on redemption of preferred stock	-	(65,000)
Net proceeds for issuance of preferred stock for cash - equity	150,250	-
Net proceeds for issuance of preferred stock for cash - liability	2,299,668	2,592,490

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,913,478	2,374,323

NET (DECREASE) INCREASE IN CASH	267,331	(95,218)

CASH BEGINNING OF YEAR	490,614	609,144

CASH END OF YEAR	$757,945	$513,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$19,108	$16,926
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$278,170	$893,202
Reclassification of non-cash adjustment of preferred stock additional paid in capital	$(46,260)	$-
Other payable for fixed asset with common stock subscription	$184,000	$-
Settlement of derivative	$-	$1,176,961
Preferred stock converted to common stock	$1,308	$-
Stock issued on private placement	$-	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2020

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2019.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving profitable operations and/or raising additional capital. During the nine months ended September 30, 2020, the Company obtained funds from the sales of preferred stock. Management believes this funding will continue from current investors and from new investors. The Company also generated revenue of $3,064,758 during the nine months ended September 30, 2020, and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, and prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2020, the Company had a restricted cash balance of $5,100 consisting of Preferred Series M investments in an escrow account.

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

	For the Nine Months Ended September 30,
	2020	2019
Income (Loss) to common shareholders (Numerator)	$20,344,331	$(8,512,550)

Basic weighted average number of common shares outstanding (Denominator)	11,598,453	1,626,550

Diluted weighted average number of common shares outstanding (Denominator)	139,029,918	1,626,550

Nine months ended September 30, 2020

The Company has excluded 122,044 shares of common stock issuable upon exercise of warrants, because their impact on the loss per share is anti-dilutive.

The Company has included 127,431,465 shares of common stock issuable from convertible debt of $3,191,623, and preferred stock for the nine months ended September 30, 2019, because their impact on the loss per share is dilutive.

Nine months ended September 30, 2019

The Company has excluded 122,044 shares of common stock issuable upon exercise of warrants, shares of common stock issuable pursuant to outstanding convertible debt of $3,432,300 and shares issuable from convertible preferred stock for the nine months ended September 30, 2019, because their impact on the loss per share is anti-dilutive.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. There was no allowance for doubtful accounts as of September 30, 2020 and December 31, 2019, respectively. The net contract receivable balance was $503,479 and $522,911 at September 30, 2020 and December 31, 2019, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $83,400 and $80,094 for the nine months ended September 30, 2020 and 2019, respectively.

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

During the nine months ended September 30, 2020, the Company purchased equipment for $190,000, which included an accounts payable for $90,000 to be paid at $1,500 per month for 60 months and a subscription payable for $100,000 in common stock to be issued in one-third (1/3) equal tranches over the next three years. As of September 30, 2020, the Company made payments on the accounts payable of $6,000.

Depreciation expense during the nine months ended September 30, 2020 and 2019, respectively was $39,892 and $32,788.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2020.

	Total	(Level 1)	(Level 2)	(Level 3)

Investment at fair value-securities	$10,000	$10,000	$-	$-
Total Assets measured at fair value	$10,000	$10,000	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)

Derivative Liability	$8,012,677	$-	$-	$8,012,677
Total liabilities measured at fair value	$8,012,677	$-	$-	$8,012,677

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2020	$31,640,470
Gain on conversion of debt and change in derivative liability	(23,627,793)
Balance as of September 30, 2020	$8,012,677

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

9/30/2020
Risk free interest rate	0.08% - 0.16%
Stock volatility factor	32.0% - 249.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Preferred Stock

Series C

The Company has designated 1,000 shares of its preferred stock as Series C Preferred Stock. Such 1,000 shares are outstanding and are held by T. Riggs Eckelberry, our chief executive officer. Shares of Series C Preferred Stock are not convertible to common stock, are not entitled to receive dividends, and do not have a liquidation preference. The Series C Preferred Stock have no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series C Preferred Stock. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. Share of Series C Preferred Stock will automatically be redeemed by the Company at par value on the first to occur of the following events: (i) the date that Mr. Eckelberry ceases to serve as officer, director or consultant of the Company, or (ii) on the date that the Company’s shares of common stock first trade on any national securities exchange provided that (a) the listing rules of any such exchange prohibit preferential voting rights of a class of securities of the Company, or (b) listing on any such national securities exchange is conditioned upon the elimination of the preferential voting rights of the Series C Preferred Stock. As of September 30, 2020, there are 1,000 shares of Series C Preferred Stock issued and outstanding.

Series D-1

The Company has designated 50,000,000 shares of its preferred stock as Series D-1 Preferred Stock. Each share of Series D-1 Preferred Stock is convertible into 0.0005 shares of common stock. The Series D-1 Preferred Stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock. The holders of outstanding shares of Series D-1 Preferred Stock are not entitled to receive dividends, and do not have a liquidation preference. The Series D-1 Preferred Stock have no preemptive or subscription rights, and there is no redemption or sinking fund provisions applicable to the Series D-1 Preferred Stock. During the nine months ended September 30, 2020, the Company issued 295,141 shares of common stock upon conversion of 6,000,000 shares of Series D-1 Preferred Stock with a value of $23,778 using the closing stock price on grant date. The Company did not recognize any gain or loss on conversion, as the shares were converted within the terms of the agreement. As of September 30, 2020, there were 32,500,000 shares of Series D-1 Preferred Stock issued and outstanding.

Series E

The Company has designated 4,000,000 shares of its preferred stock as Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into the greater of (A) 0.05 shares of common stock and (B) the number of shares the holder would have received pursuant to the holder’s subscription agreement if the preferred shares were priced based on the average closing sale price of three trading days prior to the date the holder requests a conversion, provided the lowest price for which an adjustment will be made is 50% of the purchase price paid by any purchaser of the Series E Preferred Stock. The Series E Preferred Stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock. The holders of outstanding shares of Series E Preferred Stock are not entitled to receive dividends, and do not have a liquidation preference. The Series E Preferred Stock have no pre-emptive or subscription rights, and there is no redemption or sinking fund provisions applicable to the Series E Preferred Stock. The Series E Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series E Preferred Stock. As of December 31, 2019, there were 2,137,649 shares of Series E Preferred Stock issued and outstanding. During the nine months ended September 30, 2020, the Company issued 30,124 shares of common stock upon conversion of 602,436 shares of Series E Preferred Stock. The Company did not recognize any gain or loss on conversion, as the shares were converted within the terms of the agreement. As of September 30, 2020, there were 1,537,213 shares of Series E Preferred Stock issued and outstanding.

Series F

The Company has designated 6,000 shares of its preferred stock as Series F Preferred Stock. The Series F Preferred Stock has a stated value of $1,000 per share. The Series F Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series F Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series F Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to any other series of capital stock of the Company. The Series F Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series F Preferred Stock. The Series F Preferred Stock does not have voting rights, except as required by law. The Company was required to redeem all outstanding shares of Series F Preferred Stock on September 1, 2020, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series F Preferred Stock is outstanding, redeem all or any portion of the outstanding Series F Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series F Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. During the nine months ended September 30, 2020, the Company exchanged 1,188 shares of Series F Preferred Stock for 1,188 shares of Series Q preferred shares. As of September 30, 2020, there were 490 shares of Series F Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $28,226. As of September 30, 2020, a holder of 100 of such outstanding shares of Series F Preferred Stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F Preferred Stock prior to September 1, 2022, and the Company agreed to pay such holder, in addition to any dividends payable on such holder’s Series F Preferred Stock, an annual fee of 4% of the stated value of such holder’s shares of Series F Preferred Stock. Excluding such 100 shares, as of September 30, 2020, the Company had 390 outstanding shares of Series F Preferred Stock which the Company was required to, and failed to redeem on September 1, 2020, and was in default for an aggregate redemption price (equal to the stated value) of $390,000.

Series G

The Company has designated 6,000 shares of its preferred stock as Series G Preferred Stock. The Series G Preferred Stock has a stated value of $1,000 per share. The Series G Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series G Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series G Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to any other series of capital stock of the Company (other than the Series F Preferred Stock). The Series G Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund provision applicable to the Series G Preferred Stock. The Series G Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series G Preferred Stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series G Preferred Stock is outstanding, redeem all or any portion of the outstanding Series G Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series G Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. On February 21, 2020, 100 shares of Series G Preferred Stock were exchanged for 100 shares of Series K Preferred Stock. As of September 30, 2020, there were 430 shares of Series G Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $8,600.

Series I

The Company has designated 4,000 shares of its preferred stock as Series I Preferred Stock. The Series I Preferred Stock has a stated value of $1,000 per share. The Series I Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series I Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series I Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series I Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series I Preferred Stock. The Series I Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series I Preferred Stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the subscription agreement under which such shares were sold) that such shares to be redeemed were part of (a “Series I Tranche”), or (ii) the expiration date of the Series I Tranche that such shares to be redeemed were part of, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series I Preferred Stock is outstanding, redeem all or any portion of the outstanding Series I Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series I Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of September 30, 2020, there were 797 shares of Series I Preferred Stock issued and outstanding and the Company accrued dividends in the amount of $15,948.

Series J

The Company has designated 100,000 shares of its preferred stock as Series J Preferred Stock. The Series J Preferred Stock has a stated value of $1,000 per share. The Series J Preferred Stock is convertible into common stock in an amount determined by dividing the stated value by the conversion price, which is equal to lower of (a) the closing price of the common stock on the date the Company has banked funds and received and accepted executed subscription documents and the purchase price or (b) the average closing sale price of the common stock for the five trading days prior to the conversion date; certain prior investors are also entitled to certain make-good shares. The Series J Preferred Stock may not be converted to common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. Holders of the Series J Preferred Stock are entitled to dividends on an as-converted basis with the common stock. The Series J Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series J Preferred Stock has no pre-emptive or subscription rights, and there are no sinking fund or redemption provisions applicable to the Series J Preferred Stock. The Series J Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the nine months ended September 30, 2020, the Company issued 2,313,689 shares of common stock upon the conversion of 70 shares of Series J Preferred Stock. The Company recognized a loss on the conversion of the Series J Preferred Stock in the amount of $1,033. As of September 30, 2020, there were 279 shares of Series J Preferred Stock issued and outstanding.

Series K

The Company has designated 4,000 shares of its preferred stock as Series K Preferred Stock. The Series K Preferred Stock has a stated value of $1,000 per share. The Series K Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series K Preferred Stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The Series K Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series K Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series K Preferred Stock. The Series K Preferred Stock does not have voting rights, except as required by law. The Company will be required to redeem all outstanding shares of Series K Preferred Stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the subscription agreement under which such shares were sold) that such shares to be redeemed were part of (a “Series K Tranche”), or (ii) the expiration date of the Series K Tranche that such shares to be redeemed were part of, at a price equal to the stated value plus any accrued but unpaid dividends. The Company may, in its sole discretion, at any time while the Series K Preferred Stock is outstanding, redeem all or any portion of the outstanding Series K Preferred Stock at a price equal to the stated value plus any accrued but unpaid dividends. There are thus no restrictions on the Company redeeming shares of Series K Preferred Stock, subject to the Company’s payment of any accrued but unpaid dividends upon such redemption. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. On February 21, 2020, an investor was issued 100 shares of Series K Preferred Stock in exchange for 100 shares of Series G Preferred Stock. During the nine months ended September 30, 2020, the Company issued an aggregate of 1,160 shares of Series K Preferred Stock for an aggregate purchase price of $1,159,767. As of September 30, 2020, there were 3,160 shares of Series K Preferred Stock issued and outstanding. The Company accrued dividends in the amount of $63,208.

Series L

The Company has designated 100,000 shares of its preferred stock as Series L Preferred Stock. The Series L Preferred Stock has a stated value of $1,000 per share. The Series L Preferred Stock is convertible into common stock in an amount determined by dividing the stated value by the conversion price, which is equal to lower of(a) the closing price of the common stock on the date the Company has banked funds and received and accepted executed subscription documents and the purchase price or (b) the average closing sale price of the common stock for the five trading days prior to the conversion date; certain prior investors are also entitled to certain make-good shares. The Series L Preferred Stock may not be converted to common stock to the extent such conversion would cause the holder to beneficially own more than 4.99% of the Company’s outstanding common stock. Holders of the Series L Preferred Stock are entitled to dividends on an as-converted basis with the common stock. The Series L Preferred Stock will entitle the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series L Preferred Stock has no pre-emptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series L Preferred Stock. The Series L Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the nine months ended September 30, 2020, the Company issued an aggregate of 580 shares of Series L Preferred Stock concurrently with the issuance of 1,160 shares of Series K Preferred Stock, and issued an aggregate of 10,038,055 shares of common stock upon conversion of 295 shares of Series L Preferred Stock. The Company recognized a gain on the conversion of the Series L Preferred Stock in the amount of $29,188. As of September 30, 2020, there was an aggregate of 1,286 shares of Series L Preferred Stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company has designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock will be entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the nine months ended September 30, 2020, the Company reclassified noncash accrued interest of $46,260 associated with the exchange of a convertible note for Series M Preferred Stock, from preferred additional paid in capital, which affected the balance sheet only. During the nine months ended September 30, 2020, the Company issued an aggregate of 6,136 shares of Series M Preferred Stock for an aggregate price of $160,250, of which, $10,000 was returned and 400 shares were cancelled, leaving an aggregate price of $150,250 and shares issued of 5,736. As of September 30, 2020, an aggregate of $5,100 was held in an escrow account, of which $5,000 is a subscription payable. During the period ended September 30, 2020, prior to the terms of the Series M Preferred Stock being amended, such that the Series M Preferred Stock is not convertible into common stock, holders of Series M Preferred Stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. As of September 30, 2020 there were 39,616 shares of Series M Preferred Stock issued and outstanding and accrued dividends in the amount of $65,076.

Series O

The Company has designated 2,000 shares of preferred stock as Series O Preferred Stock. The Series O Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O Preferred Stock. The Series O Preferred Stock does not have voting rights except as required by law. The Series O Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O Preferred Stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series O Preferred Stock at any time while the Series O Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2020, the Company issued an aggregate of 1,245 shares of Series O Preferred Stock for an aggregate purchase price of $1,245,000. As of September 30, 2020, there were 1,245 shares of Series O Preferred Stock issued and outstanding, the Company issued an aggregate of 166,990 shares of common stock in prorated 4% annualized dividends, and accrued dividends in the amount of $15,659.

Series P

The Company has designated 500 shares of preferred stock as Series P Preferred Stock. The Series P Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P Preferred Stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P Preferred Stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P Preferred Stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Series P Preferred Stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P Preferred Stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P Preferred Stock. The Series P Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the nine months ended September 30, 2020, the Company issued an aggregate of 311 shares of Series P Preferred Stock concurrently with the issuance of 1,245 shares of Series O Preferred Stock. During the nine months ended September 30, 2020, the Company issued 570,475 shares of common stock for conversion of 10 shares of Series P Preferred stock. The Company recognized a loss on conversion of $4,026. As of September 30, 2020, there was an aggregate of 301 shares of Series P Preferred Stock issued and outstanding.

Series Q

The Company has designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2020, the Company issued an aggregate of 1,188 shares of Series Q Preferred Stock in exchange for 1,188 shares of Series F Preferred Stock. As of September 30, 2020, there were 1,188 shares of Series Q Preferred Stock issued and outstanding. The Company accrued dividends in the amount of $7,181.

Reverse Stock Split

On October 25, 2019, the Company effected a one-for-two thousand (1 for 2,000) reverse stock split of its common stock (the “Reverse Split”). All shares, options, warrants and per share information throughout these consolidated financial statements have been retroactively restated to reflect the Reverse Split.

September 30, 2020

The Company issued 9,732,328 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $114,612, plus interest in the amount of $37,494, and default settlement fees of $126,064, based upon conversion prices of $0.025 to $0.05.

The Company issued 3,297,275 shares of common stock for services at fair value of $263,997.

The Company issued 295,141 shares of common stock upon conversion of 6,000,000 shares of Series D-1 preferred stock with a fair value of $23,778. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

The Company issued 30,124 shares of common stock upon conversion of 602,436 shares of Series E preferred stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

The Company issued 10,038,055 shares of common stock upon conversion of 284 shares of Series L preferred stock. The Company recognized a gain on the conversions of the shares in the amount of $29,188.

The Company issued 2,313,689 shares of common stock upon conversion of 70 shares of Series J preferred stock. The Company recognized a loss on the conversion of shares in the amount of $1,033.

The Company issued 137,052 shares of common stock upon conversion of 320 shares of Series M preferred stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement.

The Company issued 166,990 shares of common stock for the payment of dividends for the Series O preferred stock.

The Company issued 570,475 shares of common stock upon conversion of 10 shares of Series P preferred stock. The Company recognized a loss on conversion in the amount of $4,026.

September 30, 2019

The Company issued 1,396,553 shares of common stock upon conversion of convertible promissory notes in an aggregate principal amount of $460,135, and a default settlement of $77,924, plus interest in the amount of $100,557, with an aggregate fair value loss on conversion of debt in the amount of $254,585, based upon conversion prices of $0.40 to $3.60.

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

Restricted Stock to Employees and Consultants

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the E&C RSGAs”) with its employees and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E&C RSGAs are performance-based shares and none have yet vested nor have any been issued. The E&C RSGAs provide for the issuance of up to 378,750 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 189,375 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 189,375 shares of its common stock. During the period ended September 30, 2020, the Company did not recognize any costs associated with the milestones because none were achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

On May 18, 2020, the Company entered into Restricted Stock Grant Agreements (the “May RSGAs”) with its Chief Executive Officer, T. Riggs Eckelberry, members of the Board, employees and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the May RSGAs are performance-based shares and none have yet vested nor have any been issued. The May RSGAs provide for the issuance of up to an aggregate of 10,500,000 shares of the Company’s common stock as follows: 2,000,000 to Mr. Eckelberry, 500,000 to each of the other three members of the Board, and an aggregate of 7,000,000 to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period, the Company will issue up to an aggregate of 5,250,000 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 5,250,000 shares of its common stock. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance. During the period ended September 30, 2020, the Company recognized costs associated with the alternate vesting schedule in the amount of $11,534.

During the nine months ended September 30, 2020, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. Eckelberry an aggregate of 115,344 shares of common stock relating to his May 2016 Restricted Stock Grant Agreement.

Warrants

During the nine months ended September 30, 2020, no warrants were issued by the Company. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2020:

September 30, 2020
Weighted
	Number	average
	of	exercise
	Warrants	price
Outstanding - beginning of period	122,044	$500
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Outstanding - end of period	122,044	$500

At September 30, 2020, the weighted average remaining contractual life of warrants outstanding:

	September 30, 2020
			Weighted Average
Exercisable	Warrants	Warrants	Remaining Contractual
Prices	Outstanding	Exercisable	Life (years)
$500.00	122,044	122,044	0.87
	122,044	122,044

At September 30, 2020, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,191,623
Less current portion	1,000,619
Total long-term liabilities	$2,191,004

Maturities of long-term debt for the next three years are as follows:

Period Ending September 30,	Amount
2021	1,000,619
2022	2,128,729
2023	62,275
$3,191,623

At September 30, 2020, the Company had $3,191,623 in convertible promissory notes.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes maturity dates were extended from the date of each tranche through maturity dates ending on October 20, 2021 through April 30, 2022. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes.  In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the nine months ended September 30, 2020, the Company issued 3,795,332 shares of common stock, upon conversion of $66,750 in principal, plus accrued interest of $37,495. As of September 30, 2020, the 2014-2015 Notes had an aggregate remaining balance of $1,033,800, which is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes matured on June 30, 2018 and was extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date.  The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the nine months ended September 30, 2020, the Company issued 130,711 shares of common stock upon conversion of principal in the amount of $5,150. As of September 30, 2020, the remaining balance was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes matured on May 19, 2020 and were extended from the date of each tranche through maturity dates ending on March 1, 2022 through August 31, 2022. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes.  The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of September 30, 2020, the remaining balance of the 2015-2016 Notes was $1,200,000, which is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of September 30, 2020, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of September 30, 2020, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the nine months ended September 30, 2020, the Company issued 5,806,285 shares of common stock upon conversion of principal in the amount of $42,712, plus $126,064 default settlement fees. As of September 30, 2020, the remaining balance on the Apr & May 2018 Notes were $297,604, which is short term.

During the nine months ended September 30, 2020, the Company did not recognize a gain or loss on conversion of debt since the conversions occurred within the terms of the agreement.

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

The derivative liability recognized in the financial statements As of September 30, 2020 was $8,012,677.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Equipment Contracts	$1,879,727	$1,830,217
Component Sales	1,076,574	730,040
Services Sales	108,457	116,176
Licensing Fees		20,000
	$3,064,758	$2,696,433

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ended September 30, 2020 was $407 and for the year ending December 31, 2019 was $26,287. The contract liability for the nine months ended September 30, 2020 was $454,681 and for the year ending December 31, 2019 was $428,009.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of September 30, 2020, the note included principal of $80,000 plus accrued interest of $49,880.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The preferred shares are convertible into 4,000,000 shares of common stock. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of September 30, 2020, the fair value of the preferred shares was $10,000.

Restricted Asset

During the nine months ended September 30, 2020, the Company sold Series M Preferred stock, whereby, $5,100 of funds were held in escrow for the purchase of Series M Preferred Stock. As of September 30, 2020, an aggregate of $5,000 in Series M Preferred Stock had not yet been issued.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was fully amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. The term of the loans ranged from two months to six months. The net balance as of September 30, 2020 was $342,896.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. Principal payments were made in the amount of $68,038, leaving a balance of $119,016 as of September 30, 2020.

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

The Company entered into a capital lease for the purchase of equipment during the nine months ended September 30, 2020. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of September 30, 2020, the maturities are summarized as follows:

Capital lease	$19,345
Less current portion	9,088
Total long-term liabilities	$10,257

Long term maturities for the next two years are as follows:

Period Ending September 30,
2021	9,088
2022	1,169
$10,257

10.	FOREIGN SUBSIDIARY

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

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the nine months ending September 30, 2020.

Litigation

In February 2019, a Complaint was filed in the Superior Court for the State of California, for breach of contract, common law counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an alleged assignee of Interdependence, Inc., and named the Company and its developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claims to be entitled to enforce the contract as the assignee, and is demanding monetary damages in the aggregate amount of $630,000.

While filed in February 2019, the Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, and the absence of prior notice, service of the suit and an improper default promptly challenged. In October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint against RDI and Interdependence. Through these filings, the Company and WaterChain, Inc. contest the allegations and claims in the Complaint, deny that Interdependence performed the required services, and contend that we overpaid Interdependence $40,000 for whatever limited work was done. More specifically, in November, 2019, an Answer was filed by the Company and WaterChain denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. We have alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and its ability to provide them, falsely promised and promoted the results would obtain for the Company and WaterChain in providing such services, and also failed to provide us with the services as required by the contract such that Interdependence was overpaid based on what limited work it in fact did. For those reasons, and prior to any litigation, we terminated the contract for non-performance.

On February 6, 2020, the Superior Court set April 4, 2021 as the trial date for this matter. The Company and WaterChain are appropriately defending against the allegations and pursuing affirmative recovery on the Cross-Complaint. The Company disputes all claims and is appropriately litigating its defenses and pursuing recovery on its cross-suit. The parties are in continuing confidential settlement negotiations based upon a cost of continuing litigation analysis, but we can provide no assurance that any settlement will be reached nor can we provide any assurances regarding any terms of such settlement if again one is reached. Due to their confidential nature, we also cannot further comment on how the Company and WaterChain views the in progress negotiations or as to any proposed terms by either side, and can only state that they are in progress at this time. As of date of this report, legal fees and costs in this action have been substantial and it is impossible at this time to predict an exact amount, or even a meaningful estimate, of the aggregate sums that may be incurred in finally resolving or adjudicating this lawsuit.

On September 21, 2020, the Company filed a complaint in the Supreme Court for the State of New York in and for the County of Boome against C6 Capital LLC (“C6 Capital”). The case stems from the purported “Purchase Agreement for the Sale of Receipts” that OriginClear and C6 Capital entered into on July 17, 2018 (the “C6 Agreement”). The Company is alleging that the C6 Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requesting that the court declare the C6 Agreement void and unenforceable; that the judgment that was entered against the Company on November 7, 2018 in the amount of $64,337 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the Company may be entitled.

On September 22, 2020, the Company filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On September 23, 2020, the court granted the Company’s request for a Temporary Restraining Order, which remains in effect as of the date hereof. On October 30, 2020, the parties entered into a Stipulation, adjourning the hearing on Company’s Order to Show Cause until December 17, 2020.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between October 1, 2020 and November 17, 2020, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one contractor an aggregate of 1,065,779 shares of common stock relating to their Restricted Stock Grant Agreements.

Between October 1, 2020 and November 19, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 425 shares of the Company’s Series O Preferred Stock for an aggregate purchase price of $425,000. The Company also issued an aggregate of 106 shares of its Series P Preferred Stock to the investors.

Between October 9, 2020, and November 18, 2020 holders of convertible promissory notes converted an aggregate principal and interest amount of $93,803 into an aggregate of 7,232,789 shares of the Company’s common stock.

Between October 30, 2020 and November 17, 2020, the Company issued to consultants and one employee an aggregate of 1,258,572 shares of the Company’s common stock for services.

Between October 2, 2020 and November 17, 2020, holders of Series L Preferred Stock converted an aggregate of 44 Series L shares into an aggregate of 3,818,868 shares, including make-good shares, of the Company’s common stock.

Between October 20, 2020 and November 2, 2020, holders of Series P Preferred Stock converted an aggregate of 45 Series P shares into an aggregate of 1,817,995 shares, including make-good shares, of the Company’s common stock.

Between October 1, 2020 and October 21, 2020, the Company entered into agreements with certain holders of the Company’s Series F Preferred Stock, pursuant to which such holders exchanged an aggregate of 215 shares of Series F Preferred Stock for an aggregate of 90 shares of the Company’s Series Q Preferred Stock, and 125 shares of Series O Preferred Stock along with an aggregate of 31 shares of the Company’s Series P Preferred Stock.

Between October 1, 2020 and November 17, 2020, holders of Series Q Preferred Stock converted an aggregate of 53 Series Q shares into an aggregate of 3,140,140 shares of the Company’s common stock.

On November 16, 2020, the Company filed a certificate of designation of Series R Preferred Stock (the “Series R COD”) with the Secretary of State of Nevada. Pursuant to the Series R COD, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and will be entitled to cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R Preferred Stock will not be entitled to any voting rights except as may be required by applicable law. The Series R Preferred Stock will be convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price.

On November 18, 2020, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 200 shares of the Company’s Series R Preferred Stock for an aggregate purchase price of $200,000.

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

Overview of Business

Our mission is to provide expertise and technology to help make clean water available for all. Specifically, we have the following initiatives:

1.	We license our technology on a limited basis to treat heavily polluted waters and also to remove harmful micro-contaminants from drinking water, using minimal energy, chemicals, and materials.

2.	A versatile designer and builder of municipal, utility, commercial, industrial, agricultural and specialty water purification, treatment and conveyance systems based in Texas. This company, Progressive Water Treatment Inc. (PWT), which we acquired in 2015, just celebrated its 20th anniversary and has a solid industry reputation for quality and innovation. We have integrated our Modular Water Systems (MWS) division with PWT, adding a synergy of innovative patented prefabricated systems and a visionary chief engineer, Dan Early.

3.	Leveraging the expertise of PWT/MWS, we are building a network of customer-facing water brands to expand our global market presence and our technical expertise.

4.	We develop new business models, such as Water As A Career™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems, and the entrepreneurs selling these. We have completed a Proof of Concept pilot program for Water As A Career and intend to expand it, as finances allow. WaterChain is in a research and development phase.
5.	We are expanding our network of activities internationally through our partnership with Philanthroinvestors Inc., and applying their successful real estate philanthropic investing practices to the water industry.

Water is our most valuable resource, and the mission of OriginClear is to improve the quality of water and help return it to its original and clear condition.

Technology Licensing Division

For its first eight years of operations, OriginClear focused on development and commercialization of its Electro Water Separation™ technology. In 2015, the technology went into commercial phase and is available on a limited basis through integrator partners such as Spain’s Depuporc. On January 22, 2020, the Company named India’s Permionics as its Strategic Partner for Asia-Pacific Region to better address regional opportunities. Permionics is also a key channel partner for PWT. The Company believes this is a more productive way to access the region, and it is in the process of closing OriginClear (HK); OriginClear continues to manage China opportunities from the United States.

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

The alliance is intended to capitalize on efforts by the Company’s licensee in Oman, Special Oilfield Services, with which MSE has a joint venture, so that achievements in Oman can be expanded throughout the region.

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

OriginClear seeks to incubate or acquire businesses that help industrial water users treat their water themselves, and often reuse it. We believe that building a group of such water treatment and water management businesses is an opportunity for significant growth and increased Company value for the stockholders.

The Company cautions that suitable acquisition candidates may not be identified and even if identified, the Company may not have adequate capital to complete the acquisition and/or definitive agreement may not be reached. Internally-incubated businesses are an ongoing laboratory, and similarly, may not become commercial successes.

Group Development Milestones

Water As A Career™

On March 12, 2020, the Company first discussed investor-financed water systems (www.originclear.com/ceo/water-management-increasing-real-estate-value). The concept became a new lab incubation, Investor Water, first outlined in detail on April 9, 2020 (www.originclear.com/ceo/regulation-a-takes-off).

The first field pilot of the experimental program, a pool-cleaning system rental application, was internally funded by the Company, and it is the Company’s intention to continue to develop water equipment career programs using its own resources, under the Water As A Career (WAAC) brand.

The Company intends to develop the Investor Water marketplace concept to connect investors with secured water projects at some stage in the future. The Company may modify or abandon this program at any time.

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

As disclosed in its annual report, the Company agreed to renew its 2018 license with inventor Daniel M. Early for an additional ten years, for the five patents covering packaged water treatment systems built into containers. We also gained the right to sublicense, and, with Mr. Early’s approval, to create ISO-compliant manufacturing joint ventures. Mr. Early has been named the Chief Engineer of the Company.

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

Today, MWS is fully integrated with PWT in Texas, and Mr. Early is the Company’s Chief Engineer.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended September 30, 2020, and does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue and Cost of Sales

For the three months ended September 30, 2020, we had revenue of $917,320 compared to $939,468 for the three months ended September 30, 2019. Cost of sales for the three months ended September 30, 2020 was $934,708 compared to $858,828 for the three months ended September 30, 2019. Revenue decreased primarily due to our subsidiary’s decrease in revenue, due to focusing on marketing of its products.

Our gross (loss) profit was $(17,388) and $80,640 for the three months ended September 30, 2020 and 2019, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2020, we had selling and marketing expenses of $339,759, compared to $409,825 for the three months ended September 30, 2019. The decrease was primarily due to a decrease in marketing expense.

General and Administrative Expenses

General and administrative expenses were $782,810 for the three months ended September 30, 2020, compared to $595,181 for the three months ended September 30, 2019.  The increase was primarily due to an increase in legal fees.

Research and Development Cost

Research and development cost were $29,334 for the three months ended September 30, 2020 compared to $29,334 for the three months ended September 30, 2019.

Depreciation and amortization expense

Depreciation and amortization expense were $14,431 for the three months ended September 30, 2020 compared to $10,955 for the three months ended September 30, 2019.

Other Income and (Expenses)

Other income and (expenses) for the three months ended September 30, 2020 and 2019, were $6,201,888 and $(256,220), respectively. The increase in other income of $6,458,108 was primarily the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $6,584,547, an increase in gain on conversion of preferred stock in the amount of $18,066, an increase in interest expense of $152,505, with a decrease in unrealized loss on investment securities in the amount of $8,000.

Net Income/(Loss)

Our net income (loss) for the three months ended September 30, 2020 and 2019, were $5,018,166 and $(1,220,875), respectively. The increase in net income of $6,239,041 was primarily the result of a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on management’s estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue and Cost of Sales

For the nine months ended September 30, 2020, we had revenue of $3,064,758 compared to $2,696,433 for the nine months ended September 30, 2019. The cost of sales for the nine months ended September 30, 2020 was $2,716,582 compared to $2,406,139 for the nine months ended September 30, 2019. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $348,176 and $290,294 for the nine months ended September 30, 2020 and 2019, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2020, we had selling and marketing expenses of $1,053,559, compared to $1,247,332 for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in investor relations and marketing expense.

General and Administrative Expenses

General and administrative expenses were $1,853,760 for the nine months ended September 30, 2020, compared to $1,766,496 for the nine months ended September 30, 2019. The increase was primarily due to an increase in non-cash outside services expense.

Research and Development Cost

Research and development cost for the nine months ended September 30, 2020 and 2019, were $83,400 and $80,094, respectively. The increase was primarily due to an increase in other research and development costs.

Depreciation and amortization expense

Depreciation and amortization expense were $39,892 for the three months ended September 30, 2020 compared to $32,788 for the three months ended September 30, 2019.

Other Income and (Expenses)

Other income and (expenses) for the nine months ended September 30, 2020 and 2019, were $23,026,766 and $(5,481,624), respectively. The increase in other income of $28,508,390 was primarily the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $28,705,886, an increase in interest expense of $214,366, an increase in gain on conversion of preferred stock of $24,129, with a decrease in unrealized loss on investment securities of $9,200, and a decrease in other income of $16,459.

Net Income/(Loss)

Our net income (loss) for the nine months ended September 30, 2020 and 2019, were $20,344,331 and $(8,318,040), respectively. The increase in net income of $28,662,371 was primarily the result of a decrease in other expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

At September 30, 2020 and December 31, 2019, we had cash of $757,945 and $490,614, respectively, and a working capital deficit of $12,535,889 and $38,598,414, respectively.  The decrease in working capital deficit was due primarily to a decrease in contract receivable, contract assets, other receivable, prepaid expenses, loans payable, non-cash derivative liabilities and convertible notes, inventory, contracts liabilities and loans payable, with an increase in accounts payable, accrued expenses, and contract liabilities.

During the first nine months of 2020, we raised an aggregate of $2,449,918 from issuance of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,636,761 for the nine months ended September 30, 2020, compared to $2,435,617 for the prior period ended September 30, 2019. The increase in cash used in operating activities was primarily due to an increase in professional fees and marketing expense.

Net cash flows used in investing activities for the nine months ended September 30, 2020 and 2019, were $9,386 and $33,924, respectively. The decrease in cash used in investing activities was primarily due to a decrease in the purchase of fixed assets and non-cash increase in change in fair value of investment.

Net cash flows provided by financing activities was $2,913,478 for the nine months ended September 30, 2020, as compared to $2,374,323 for the nine months ended September 30, 2019. The increase in cash provided by financing activities was due primarily to an increase in loan payable and cumulative dividends payable, with a decrease in proceeds for issuance of preferred and common stock. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

In February 2019, a Complaint was filed in the Superior Court for the State of California, for breach of contract, common law counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an alleged assignee of Interdependence, Inc., and named the Company and its developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claims to be entitled to enforce the contract as the assignee, and is demanding monetary damages in the aggregate amount of $630,000.

While filed in February 2019, the Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, and the absence of prior notice, service of the suit and an improper default promptly challenged. In October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint against RDI and Interdependence. Through these filings, the Company and WaterChain, Inc. contest the allegations and claims in the Complaint, deny that Interdependence performed the required services, and contend that we overpaid Interdependence $40,000 for whatever limited work was done. More specifically, in November, 2019, an Answer was filed by the Company and WaterChain denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. We have alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and its ability to provide them, falsely promised and promoted the results would obtain for the Company and WaterChain in providing such services, and also failed to provide us with the services as required by the contract such that Interdependence was overpaid based on what limited work it in fact did. For those reasons, and prior to any litigation, we terminated the contract for non-performance.

On February 6, 2020, the Superior Court set April 4, 2021 as the trial date for this matter. The Company and WaterChain are appropriately defending against the allegations and pursuing affirmative recovery on the Cross-Complaint. The Company disputes all claims and is appropriately litigating its defenses and pursuing recovery on its cross-suit. The parties are in continuing confidential settlement negotiations based upon a cost of continuing litigation analysis, but we can provide no assurance that any settlement will be reached nor can we provide any assurances regarding any terms of such settlement if again one is reached. Due to their confidential nature, we also cannot further comment on how the Company and WaterChain views the in progress negotiations or as to any proposed terms by either side, and can only state that they are in progress at this time. As of date of this report, legal fees and costs in this action have been substantial and it is impossible at this time to predict an exact amount, or even a meaningful estimate, of the aggregate sums that may be incurred in finally resolving or adjudicating this lawsuit.

On September 21, 2020, the Company filed a complaint in the Supreme Court for the State of New York in and for the County of Boome against C6 Capital LLC (“C6 Capital”). The case stems from the purported “Purchase Agreement for the Sale of Receipts” that OriginClear and C6 Capital entered into on July 17, 2018 (the “C6 Agreement”). The Company is alleging that the C6 Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requesting that the court declare the C6 Agreement void and unenforceable; that the judgment that was entered against the Company on November 7, 2018 in the amount of $64,337 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the Company may be entitled.

On September 22, 2020, the Company filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On September 23, 2020, the court granted the Company’s request for a Temporary Restraining Order, which remains in effect as of the date hereof. On October 30, 2020, the parties entered into a Stipulation, adjourning the hearing on Company’s Order to Show Cause until December 17, 2020.

On October 12, 2020, the Company filed a complaint in the Supreme Court for the State of New York in and for the County of Ontario against GTR Source (“GTR”). The case stems from the purported merchant agreements that OriginClear and GTR entered into on July 20, 2018 and August 28, 2018 (together, the “GTR Agreements”). The Company is alleging that the GTR Agreements are, in fact, loans, and not merchant cash advances, and are in violation of New York’s usury laws, and requesting that the Court declare the GTR Agreements void and unenforceable; that the judgment that was entered against the Company on March 20, 2019 in the amount of $143,083 be vacated; that the Settlement Agreement entered into by and between OriginClear and GTR, dated December 13, 2018, be declared void and unenforceable; restitution of the excess, unlawful interest paid in the amount of $149,751; attorneys’ fees and costs; court costs and fees; and all other relief to which the Company may be entitled.

On October 16, 2020, the Company filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On October 23, 2020, the court granted the Company’s request for a Temporary Restraining Order, which remains in effect as of the date hereof. Also on October 23, 2020, the parties agreed, and the court ordered, that the action be stayed until November 23, 2020.

On November 6, 2020, the Company filed a Motion to Vacate an Order and for Temporary Restraining Order and Preliminary Injunction in an action entitled Auctus Fund, LLC v. OriginClear, Inc., currently pending in the United States District Court for the District of Massachusetts. The Company contends that the District Court should vacate an Order compelling the Company to cooperate with Auctus and its efforts to convert the remaining amount due under certain settlement agreement dated March 13, 2019 into shares of the Company’s common stock. As of the date hereof, approximately $240,000 purportedly remains outstanding and owed to Auctus. In support of the relief being sought, the Company is alleging that Auctus qualifies as a “dealer”, under the definition set forth in Section 15(a) of the Securities Exchange Act of 1934, and, pursuant to Section 29(b) of the Exchange Act, the contracts underlying the transaction should all be declared void because Auctus is in violation of the Exchange Act by failing to register as a dealer with the U.S. Securities and Exchange Commission and an affiliate self-regulatory organization.

On November 16, 2020, the Company’s wholly-owned subsidiary, Progressive Water Treatment, Inc. (“PWT”) filed a complaint in the Supreme Court for the State of New York in and for the County of Erie against Yellowstone Capital LLC (“Yellowstone”). The case stems from a purported secured merchant agreement by and between PWT and Yellowstone, dated July 19, 2019 (the “Yellowstone Agreement”). PWT is alleging that the Yellowstone Agreement is, in fact, a loan, and not merchant cash advance, and is in violation of New York’s usury laws, and requesting that the Court declare the Yellowstone Agreement void and unenforceable; that the judgment that was entered against PWT and the Company on November 7, 2018 in the amount of $99,303 be vacated; that the Security Agreement and Guaranty, dated July 19, 2019, be declared void and unenforceable; that the Settlement Agreement entered into by and between PWT and Yellowstone, dated October 16, 2019, be declared void and unenforceable; payment of restitution, consisting of any and all excess, unlawful interest paid to Yellowstone, in the amount of $26,298; attorneys’ fees and costs; court costs and fees; and all other relief to which PWT may be entitled.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, the Company issued and sold an aggregate of 1,140 shares of Series O Preferred Stock and 285 shares of Series P Preferred Stock to accredited investors for an aggregate purchase price of $1,140,000.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As of the date of the filing of this report, the Company has 175 shares of Series F Preferred Stock outstanding which the Company was required to, and failed to redeem on September 1, 2020, for an aggregate redemption price (equal to the stated value) of $175,000.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation of Series R Preferred Stock *
31	Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 23, 2020	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)