Form 10-K
period 2020-12-31
ORIGINCLEAR, INC.
filed 2021-05-21
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-147980

ORIGINCLEAR, INC.

(Exact name of registrant as specified in charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street North, Suite 200, Clearwater, FL 33760

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,211,011 based upon the closing sales price of the registrant’s common stock on June 30, 2020 of $0.105 per share.

At May 20, 2021, 151,606,607 shares of the registrant’s common stock, par value $0.0001 were outstanding.

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

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

ii

PART I

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada. We have been engaged in business operations since June 2007. In 2015, we moved into the commercialization phase of our business plan having previously been primarily involved in research, development and licensing activities. Our principal offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our main telephone number is (323) 939-6645. Our website address is www.OriginClear.com. The information contained on, connected to or that can be accessed via our website is not part of this report.

Overview of Business

OriginClear is a water technology company which has developed in-depth capabilities over its 14-year lifespan. Those technology capabilities have now been organized under the umbrella of OriginClear Tech Group™ (www.originclear.tech).

These capabilities include:

-	The Company’s original technology developments, known as Electro Water Separation™ and Advanced Oxidation(AOx™), which are not being pursued commercially at this time.

-	The Intellectual Property of Daniel M. Early, consisting of five patents and related knowhow and trade secrets, which are intended to take the place of the applications for the company’s original technology developments.

-	Progressive Water Treatment Inc. (“PWT”) a wholly-owned subsidiary based in Dallas Texas, which is responsible for the bulk of the company’s revenue, specializing in Engineered Solutions (custom treatment systems).

-	Modular Water Systems (“MWS”), a division based at PWT, which implements the Daniel M. Early Intellectual Property.

Water on Demand™: a new strategic direction.

OriginClear is planning a new business, which is outsourced water treatment, intending to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. In the water industry, this is commonly known as Design-Build-Own-Operate or DBOO. On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (WOD #1) to pursue capitalization of the equipment required.

At this time, the Company does not have the ability to carry out at scale the Operation & Maintenance (O&M) activities which are required to fulfill the service obligations of DBOO contracts. Our current plan is to pursue a first DBOO contract as a use case, and thereafter either develop, contract or acquire the O&M capability. The Company is currently in discussions with prospective clients for this test DBOO contract. However, no commitments have been made, and the talks may not succeed. The outsourcing program known as Water On Demand requires both funding for WOD #1, and such a first client, to launch commercially.

Outsourcing Risk

The Company believes water is a risk that smart managers will outsource, especially with worsening inflation. Outsourcing through what we call Water on Demand™ means that these companies do not have to worry about the problem, either financing it or managing it.

As an example, in Information Technology, few companies operate their own server in-house powering their website. Rather, such servers are typically managed by professionals through a service level agreement. In the water industry, when applied to outsourced water treatment, a service level agreement is known as Operation & Maintenance (O&M) Agreement. When the vendor retains ownership of the equipment, the concept is expanded to “Own and Operate”, an extension of the basic “Design and Build”, for a full offering known as DBOO, which is very similar to the solar energy programs known as Power Purchase Agreements (PPAs).

Under such a plan, a business can now outsource its wastewater treatment by simply signing on the dotted line; instantly avoiding most capital expense, and the trouble of managing something that is a distraction from their core business.

We believe this is financially and operationally attractive to industrial, agricultural and commercial water users, while OriginClear’s Water On Demand program can potentially drive speeded-up deals and many more revenue streams from providing water treatment as a service.

The scale of these systems is relatively small: a recent analysis showed that the 74 quotes that Modular Water Systems™ has at various stages of negotiation for 2021 average only $232,246 each. But capital is scarce for such private systems, and therefore a fully outsourced solution is attractive to these businesses.

Based on its analysis, the Company believes that half of its prospective clients for Modular Water Systems would approve its quotes if they could pay for their water as a monthly bill and not a capital expense.

The Decentralization Megatrend

As municipalities continue to be underfunded (Figure 1) with rising water rates (Figure 2), businesses are increasingly choosing to treat and purify their own water, in a trend known as Decentralized Water, first described in the Lux Research presentation of June 28, 2016. (https://members.luxresearchinc.com/research/report/20060).

Figure 2

Small, modular systems as sold by our Modular Water Systems division meet the needs of this new segment. Indeed, an estimated two-thirds of the Modular Water Systems bidding backlog consists of such private (vs. municipal) customers.

A Company internal analysis has shown that as many as two-thirds of these prospective private customers (in other words, half of the overall backlog) could be candidates for outsourced water treatment which they would pay for by the gallon purified or treated, instead of paying for the capital expense up front. In other words, the Company believes such financing has the potential to increase the Company’s revenues substantially, with additional service fees potentially improving profits.

This is known in the water industry as Design/Build/Own/Operate (“DBOO”), or colloquially as water equipment as a service. The Company is working in this new direction under the branding Water on Demand™ (https://www.originclear.com/water-on-demand).

The bulk of such sales opportunities are in the small size systems, averaging $250,000 and larger. We believe that our ability to deliver modular systems gives us a competitive advantage over larger water companies when it comes to DBOO for smaller systems.

Also, the portable nature of these prefabricated, drop-in-place Modular Water Systems may provide a competitive benefit for a pure service model where the equipment remains the property of the Company, because their mobility enables repossession in the event the client fails to pay their monthly bill. We believe this is a key competitive advantage.

Implementation of Water On Demand

We have taken initial steps in this new direction. On February 3, 2021, we announced that we agreed to acquire our first real estate asset which we are currently arranging to be sold for capital to finance water projects. There is no prospective date of sale. Ivan Anz, OriginClear advisor and founder of strategic partner Philanthroinvestors® Inc. agreed to personally invest certain real estate assets through an asset purchase agreement, and these assets have been transferred, subject to certain rights of rescission.

On February 25, 2021, the company announced that it had agreed to acquire more real estate assets to finance water projects. Alfredo Guatto, partner in a US-based real estate development company continued discussions with the company to finalize a definitive agreement under which OriginClear intends to acquire the developer or its assets.

Recently, OriginClear incorporated Water On Demand #1 Inc. (“WOD#1”) in Nevada. to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. However, the Company cautions that efforts to obtain capital to underwrite WOD #1 may not succeed.

The Company is now actively evaluating potential clients for a test of water treatment and purification services on a pay-per-gallon basis, but a first agreement has not been reached.

Advisory Support for Water On Demand

In September, 2020 OriginClear announced that Philanthroinvestors had entered a strategic agreement with OriginClear and had listed the company on its new Water Philanthroinvestors program. At the same time, OriginClear appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear's Board of Advisors.

Mr. Anz and Mr. Maren are actively advising the Company in its development of Water On Demand.

H2O

On May 10, 2021, OriginClear announced that it had filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation, or Water On Demand.

On May 16, 2021, the Company filed a trademark for the mark $H2O (also referred to as H2O) as the blockchain system representing this activity.

The basic intended use of the blockchain system is to streamline payments and eliminate human error. In this respect we believe it is very similar to J.P. Morgan’s JPM Coin:

“In 2019, J.P. Morgan became the first global bank to design a network to facilitate instantaneous payments using blockchain technology - enabling 24/7, business-to-business money movement by unveiling JPM Coin.” (https://www.jpmorgan.com/solutions/cib/news/digital-coin-payments).

Like JPM Coin, we plan to streamline the delivery of payment contracts that, in our case, could last for decades.

Our patent application is the first step in our development process for this blockchain system, which we expect to last at least several months. We are not currently a blockchain or cryptocurrency developer and would need to develop or contract for this capability. There is no guarantee that this effort would succeed.

Depending on the final for that H2O takes, we may encounter regulatory concerns that we cannot guarantee we will overcome. In that event, we would fall back on ordinary financial payment systems.

Future Potential of H2O

We believe $H2O could be a way to package continuous contractual profit-share income for that investor or stakeholder’s share of the life of the water equipment, adjusted for inflation. And to allow the holder to transfer or “swap” it anytime and ultimately, OriginClear could accept $H2O for the funding of new Water On Demand projects, with the potential for subsidized Impact Investment.

All these scenarios are highly speculative, and none may come about. In addition, there may be regulatory restrictions on the issuance and transfer of $H2O.

Prior to the commercialization of $H2O, we intend to fully address all regulatory requirements, and as covered above, this may not be possible; in which case we would use ordinary financial systems for payments to investments and stakeholders.

Water On Demand outsourced water treatment does not rely on any blockchain system for its operation, and can accomplish its operational goals using ordinary financial and currency channels.

OriginClear Tech Group

As stated above, all of our technology and operations activities have been centralized under OriginClear Tech Group (“OTG”), enabling a total focus at the corporate level on the Water On Demand strategy.

The mission of OTG is to provide expertise and technology to help make clean water available for all. Specifically, OTG houses the following initiatives:

1.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, and the Modular Water Systems brand.
2.	We manage relationships with partners worldwide who are licensees and business partners.
3.

We develop new technology approaches and business models in the lab, such as Investor Water™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems. Both projects are in a research and development phase. OTG also is actively working on the ability to deliver Operation & Maintenance (O&M) capability at scale, to support Water On Demand outsourced treatment and purification programs, and is evaluating a pilot program to achieve this. OTG intends to support the development of the $H2O blockchain system, which may replace WaterChain altogether. And in 2020, the Company also completed a pilot program with a rental program of a product known as Pool Preserver™, and developed a career-building program for entrepreneurs termed Waterpreneurs™. Water As A Career remains a pilot program and the Company does not plan to expand it at this time.

Water is our most valuable resource, and the mission of OTG is to improve the quality of water and help return it to its original and clear condition.

Potential Acquisitions

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

OTG seeks to incubate or acquire businesses that help industrial water users treat their water themselves, and often reuse it. We believe that assembling a group of such water treatment and water management businesses is an opportunity for significant growth and increased Company value for the stockholders.

We are particularly interested in companies which successfully execute on Design-Build-Own-Operate or DBOO.

The Company cautions that suitable acquisition candidates may not be identified and even if identified, the Company may not have adequate capital to complete the acquisition and/or definitive agreement may not be reached. Internally-incubated businesses, similarly, may not become commercial successes.

OTG Milestones

Daniel M. Early/Modular Water Systems™

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company began incubating its Modular Water Treatment Division (MWS) around Mr. Early’s technology and perspective customers. The Company has funded the development of this division with internal cash flow. In Q1 of 2020, the Company fully integrated MWS with wholly-owned Progressive Water Treatment Inc. Mr. Early is titled Chief Engineer of OriginClear.

WaterChain, Inc.

WaterChain, Inc. was incorporated in December, 2017 and is today a research and development project of the Company.

Progressive Water Treatment Inc.

On October 1, 2015, the Company completed its acquisition of Dallas-based Progressive Water Treatment Inc. (“PWT”), a designer, builder and service provider for a wide range of industrial water treatment applications.

With the PWT and future potential acquisitions, the creation of the Modular Water Systems division as an integral part of PWT, and integrating its proprietary technology, OTG aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

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

On April 15, 2021, OriginClear announced that its Progressive Water Treatment division is now shipping BroncBoost™, its workhorse Booster Pump Station equipment line. Engineered and built in Texas, BroncBoost allows customers to control water flow rates and pressure for mission critical water distribution systems.

Modular Water Systems

On July 19, 2018, the Company launched its Modular Water Treatment Division, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the division and along with the intellectual property which the Company licensed exclusively worldwide for three years, brought a following of prospective customers. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant.

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

Patents

On May 10, 2021, OriginClear announced that it had filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation.

On June 25, 2018, Dan Early granted the Company a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents (“Early IP”).

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

 The common feature of this IP family is the use of a construction material (SRTP or Structural Reinforced ThermoPlastic), for the containers that is:

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

PRODUCTS, TECHNOLOGY AND SERVICES

OTG deploys advanced technologies at the point of use, with modular, prefabricated systems that create durable assets and water independence for industry, commerce and agriculture.

Failing infrastructure and the rising cost of water are driving businesses to treat their own water. OTG provides on-premise systems enabling very high purification and recycling levels that centralized systems cannot achieve.

Systems installed at the point of use become productive assets for businesses that also increase property values. And OTG helps corporations improve their environmental, social and governance (ESG) standings with water management services.

Operations & Markets

OTG focuses on meeting the needs of businesses looking for compact, advanced technologies that can be shipped to and installed at the point of use. The Company manufactures and distributes its professional-grade water treatment and conveyance products to commercial and industrial properties, fielding both direct and indirect sales channels to reach end-market clients such as hotels and resorts, real estate housing developments, office buildings, military installations, schools, farms, food and beverage manufacturers, industrial warehouse, oil and gas producers, and medical and pharmaceutical facilities.

From its Texas-based factory, OTG designs and prefabricates an entire line of plug-n-play containerized units called Modular Water Systems that enable water purification, recycling and wastewater management.

 Industrial Pretreatment Waste Water Treatment Plant (WWTP) designed by Daniel M. Early for an earlier company, using reinforced thermoplastic modules.

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

OTG’s water treatment equipment can boost real estate asset value as a fundamental capital improvement, combined with long-lasting water savings for the corporate bottom line.

Product Portfolio

OTG groups its products into three main categories:

●	Water Treatment: achieving high grade purification;

●	Water Conveyance: water transportation and pumping; and

●	Advanced Technologies: commercialization of innovative technologies.

OTG’s complete line of compact, on-site, point-of-use products include: advanced purification systems that are skid, rack-mounted and containerized for reverse osmosis, ultrafiltration, media filtration, disinfection, water softening, ion exchange and electrodeionization (EDI), combined as needed in small to medium commercial and industrial applications, and custom-build projects. Water conveyance products include pump and lifting stations, modular storage tanks, and control monitoring panels.

 OTG’s line of modular water products and systems create “instant infrastructure” – fully engineered, prefabricated and prepackaged systems that use durable, sophisticated materials. The units are available in standard capacities for onsite closed-loop systems at commercial business locations.

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

Original Technologies

Electro Water Separation™ (EWS) and Advanced Oxidation (AOx™) were the Company’s original, filterless technologies.

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

At this time, the Company is strictly marketing the EWS/AOx technology in the context of turnkey integrators such as Spain’s Depuporc, and India’s Permionics. In addition, US-based Algeternal is our partner for the original algae-harvesting applications of this technology, and reportedly continues to use Company equipment for this purpose. The Company does not maintain an internal technical staff to manage this technology or its implementation and has no plans to do so.

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

10,000 Gallon per Day Industrial Membrane Bioreactor Wastewater Treatment Plant designed by Daniel M. Early, PE for a previous company, using long-lived Structural Reinforced ThermoPlastic (SRTP)

OTG enables ESG water management for corporations that are increasingly responsible for what was once delegated to central utilities. For example, when a corporation manages its own water, and uses OriginClear’s proprietary hybrid treatment methods, it can significantly reduce both water use and nutrient footprints (carbon, nitrogen, and phosphorus) in one compact package.

These hybrid processes feature advanced blackwater treatment with advanced clean water processing. They can convert toxic nutrients to less harmful compounds, and even capture them for beneficial reuse purposes, as shown in OriginClear’s recent case study.

Integration of Operating Divisions

Since OriginClear acquired it in 2015, Progressive Water Treatment has evolved into the Fabrication and Manufacturing Division for the whole company. The team at Modular Water Systems, headed by OriginClear Chief Engineer Daniel M. Early, is responsible for overall design and high-level engineering, and is fully integrated with PWT. It relies on the Fabrication and Manufacturing Division to add incremental revenue for its modular product line, without requiring large increases in personnel.

OTG also seeks to acquire profitable water companies that can complement the synergy of its existing units and accelerate both revenues and profitability. However, there cannot be any assurance that the Company will be able to acquire such companies.

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

CUSTOMERS AND MARKETS

Current water and wastewater treatment infrastructure faces a crisis. The prohibitive cost of repairing buried and ageing infrastructure and the need to decrease energy use and waste in the water industry offers an opportunity for a complete design rethink. New technologies, often utilizing membranes, can decentralize water and wastewater infrastructure while improving water reuse by treating to a high standard at a small scale close to the source of generation. Additionally, new automated analytics offer solutions for these more complex decentralized solutions. (Lux Research: The Future of Decentralized Water, June 28, 2016). PWT has designed and fabricated water treatment systems for over twenty years. Major markets include:

●	Potable Water for Small Communities

●	Recirculated and Makeup Boiler and Cooling Tower Water

●	Produced Water &FracFlowback Water

●	Food and Beverage Feed and Effluent Waters

●	Mining Effluent

●	Ground Water Recovery

●	Agriculture Effluent

●	Environmental Water Treatment for Reuse

MWS manages municipal water conveyance and municipal waste water treatment, describing the water and wastewater treatment market as a pyramid with the major cities at the top, medium size cities stacked below them depending upon size and then the smaller towns, counties, cities, townships, state agencies, federal agencies, private individuals, commercial entities, industrial facilities, agriculture facilities at the base of the pyramid.

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

We believe the keys to capitalizing on the market are visibility, relationships, market understanding, and direct access to the opportunities. Strong marketing programs are also essential, and include: websites with solutions & credibility, sales support tools like literature& webinars and trade show presence.

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

While manufacturers of SRTP pipe could be competitors, none of MWS’s suppliers, other than Contech, for a short period of time, has sold, or intends to sell, comparable systems to MWS’s. Their focus is simply to sell miles of pipe.

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

By combining these technologies, the offering to customers becomes stronger and more effective. And both companies benefit from a new opportunity.

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

OTG supports the combined Texas organization with various administrative, accounting and marketing functions, from its headquarters in Florida.

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

MWS engineering resources are provided both internally and externally. Daniel Early leads the engineering program and relies on support from engineering personnel and PWT to assist with Manufacturing Engineering. MWS subcontracts engineering support to PWT, which employs its own established and experienced engineering team. MWS also subcontracts 2D and 3D engineering design work to outside vendors to assist in the development of standardized drawings and proposals.

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

Technology Group Milestones

The following milestones were achieved in addition to the PWT and MWs milestones stated earlier.

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

Acquisitions

OTG’s strategy is to grow incrementally by focusing on the water treatment services market, acquiring the hands-on service suppliers in this market. It intends to develop a network of these wholly-owned water treatment companies to meet the needs of end users from all industries with a full range of treatment technologies. Due to increased regulation, water treatment recycling challenges and a need to focus on their own core business, many water users today are outsourcing their water treatment needs to outside experts. In addition, we have identified a major trend in decentralization of water treatment, which we believe will cause small water service companies to grow. There will be significant synergies within OTG as technology, manufacturing expertise, market knowledge, projects and opportunities are shared. The target acquisitions must be accretive in nature with solid sales growth and profitability. The acquired companies must have a solid management team to accelerate their previous growth with excellent customer service. Initially, the acquisition focus is in the U.S. but will be expanded internationally in a few years.

OTG believes that the policy of building business units from internal cash flow can be productive. It did so with the Daniel Early/MWS project and is now beginning the process again with Water On Demand and the $H2O blockchain system.

Technology Licensing

We may grant non-exclusive licenses to OEMs (Original Equipment Manufacturers), and participate in joint ventures, contributing our technology and our commitment to each joint venture’s business focus.

We have limited licensing and joint venture activity and do not intend to expand this activity.

Water On Demand

Our planned water outsourcing program is known as DBOO in the industry. Typically, DBOO has been done for very large municipal and national projects.

If we achieve the capital required, we plan to deliver DBOO for smaller systems in the $250,000-$2,000,000 hardware range, or treating between 5,000 and 100,000 gallons per day. With a growing number of local businesses doing their own treatment, we see this as a promising and underserved market.

Competitors

A number of providers deliver very large DBOO systems, such as Suez Water and the former Aquaventure Holdings, now part of Culligan. We do not compete with these providers.

A growing number of DBOO providers serve the smaller systems segment, such as Cambrian Innovations and Surplus Water. It is too early to tell what our competitive strengths or weaknesses could be, as we are still in the test phase of our own program.

$H2O blockchain system

The use of the blockchain to streamline payments is new to industrial water, but it is a very common application of financial services, such as with J. P. Morgan’s JPMCoin.

Competitors

We know of no blockchain system in use in the water industry. It is too early to tell what competitors may appear during the prospective development period of $H2O.

Intellectual Property

Status of Original Inventions:

Early developments of Intellectual Property focused on algae harvesting, beginning in 2008. Beginning in 2015, the company applied this knowledge to water treatment and began development of EWS.

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

Accordingly, OriginClear no longer actively maintains the patent applications and patents to its EWS and AOx technologies, willingly deeding them to the water industry as an open resource. The Company intends to reserve to itself and its partners the protected communication of further discoveries and trade secrets relative to the EWS and AOx technology domains.

At this time, the Company is not actively pursuing the development of the EWS or AOx technologies.

Patents:

●	On May 10, 2021, OriginClear announced that it filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. The application status is provisional.

Trademarks:

●	On April 2, 2015, we filed a trademark application with the USPTO to protect the intellectual property rights for our wordmark “OriginClear”. On August 16, 2016 the wordmark was registered with Registration Number 5023444. The registration is current.

●	On April 8, 2015, we filed a trademark application with the USPTO to protect the intellectual property rights for our current company logo “OriginClear” with the stylized “O”. On August 16, 2016 the mark was registered with Registration Number 5027992. The registration is current.

●	On January 17, 2021, we filed a trademark application with the USPTO to protect the intellectual property rights for “Waterpreneur”. The current filing basis is “Use in commerce” (under Trademark Act Section 1(a)).

●	On May 16, 2021, we filed a trademark application with the USPTO for the mark “$H2O”. The current filing basis is “Intent-to-use basis” (under Trademark Act Section 1(b)).

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

Abandonments and Transfers

Abandonment generally occurs when the Company believes it has better intellectual property in other applications, or when we have chosen to protect the IP with trade secrets instead of patents. As we disclosed in 2019, we have abandoned all patents and patent applications for our original technology, known as Electro Water Separation and Advanced Oxidation (AOx), and our policy for these inventions is to preserve our evolving knowhow through trade secrets.

Research and Development

During the years ended December 31, 2020 and 2019, we invested $110,338 and $107,351, respectively, on research and development of our technologies. Research and development costs include activities related to technology development and innovations, fabrication and scale-up of products based on this technology, development of firmware and process automation, development of new applications in industries such as aquaculture, technical support of customers, agents, joint venture partners and licensees, on-site consulting and training activities, and miscellaneous research.

Employees

As of May 20, 2021, we had 26 employees, all of whom are full-time.

OUR PROPERTY

Our principal corporate offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our Dallas based subsidiary, PWT, rents an approximately12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $7,000.

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

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2020 and 2019, we had working capital (deficit) of $(21,699,304) and $(38,598,414), respectively, and shareholders’ (deficit) of $(29,645,300) and $(44,565,901), respectively. For the years ended December 31, 2020 and 2019, we incurred net income (losses) of $13,261,365 and $(27,473,678). During the year ended December 31, 2020, we had a loss from operations of $4,711,238. As of December 31, 2020, we had an aggregate accumulated deficit of $94,020,274. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

We will need significant additional capital, which we may be unable to obtain.

Revenues generated from our operations are not presently sufficient to sustain our operations. Therefore, we will need to raise additional capital to continue our operations. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We may be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations. In addition, we have outstanding convertible preferred stock that are convertible into common stock at variable conversion prices and in addition, in some cases entitle certain prior investors to certain make-good shares. Our issuance of common stock upon conversion of such preferred stock will result in further dilution to our stockholders.

We have incurred substantial indebtedness.

As of December 31, 2020, we had outstanding convertible promissory notes in the amount of $3,100,503. All such debt is payable within the following thirty-six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

We may not be able to successfully license our technology and commercialize our products which would result in continued losses and may require us to curtail or cease operations.

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

The technologies we use to harvest algae, clean up oil and gas water, and waste water, have never been utilized on a full-scale commercial basis. Our EWS:AOx technology was only recently developed. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale or small commercial scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never employed our technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

If a competitor were to achieve a technological breakthrough, our operations and business could be negatively impacted.

There currently exist a number of businesses that are pursuing novel processes to clean up waste water. Should a competitor achieve a research and development, technological or biological breakthrough where process costs are significantly reduced, efficiency greatly increased over ours, or if the costs of similar competing products were to fall substantially, we may have difficulty attracting customer licensees or sales. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on our business.

Any competing technology that cleans or purifies water, at a superior scale and more cost efficient than ours, could render our technology obsolete. In addition, because we are the master licensee of only five issued patents, we may not be able to preclude development of even directly competing technologies using the same methods, materials and procedures as we use to achieve our results. Any of these competitive forces may inhibit or materially adversely affect our ability to attract customer licensees, or to obtain royalties or other fees from our customer licensees. This could have a material adverse effect on our business, prospects, results of operation and financial condition.

Our long-term success depends on future royalties paid to us by licensees, and we face the risks inherent in a royalty-based business model.

We intend to generate revenue through the licensing of our technology and systems, and our long-term success depends on future royalties paid to us by prospective customer licensees. We expect that the amount of royalty payments we may receive will be based upon the revenues generated by our prospective customer licensees’ operations, and so we will be dependent on the successful operations of our prospective customer licensees for a significant portion of our revenues. We face risks inherent in a royalty-based business model, many of which are outside of our control, including those arising from our reliance on the management and operating capabilities of our customer licensees and the cyclicality of supply and demand for end-products produced using our technology. Should our prospective customer licensees fail to achieve sufficient profitability in their operations, our royalty payments would be diminished and our results of operations, cash flows and financial condition could be adversely affected, and any such effects could be material.

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

We assemble and sell complete engineered solutions, and products, using the expertise and knowhow of PWT and MWS. Subsidies of any of the industries vary and may be reduced or eliminated, which could have a material adverse effect on our business. Likewise, regulations may become more onerous which also could have a material adverse effect on our business.

The industries in which we operate may endure deflationary cycles, affecting our ability to sell and license our systems.

It is possible that industry sector collapses and other deflationary events may impact our business materially and adversely.

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

Although we have filed various patent applications for some of our original technologies, we have opted to abandon or transfer them, in favor of a trade secrets policy.

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

We may face claims, including from direct competitors, other water companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We have not conducted infringement, freedom to operate or landscape analyses, and as a result we cannot be certain that our technologies and processes do not violate the intellectual property rights of others. We expect that we may increasingly be subject to such claims as we begin to earn revenues and our market profile grows.

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

We have issued common stock, convertible securities (such as convertible debentures, convertible preferred stock, and notes) and warrants in order to raise money, some of which have anti-dilution and other similar protections. We have also issued incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional shares of common stock to certain of our stockholders.

Our chief executive officer owns the majority of the voting power of our shareholders.

As the holder of our outstanding shares of Series C Preferred Stock, our chief executive officer, T. Riggs Eckelberry has 51% of the voting power of the Company’s shareholders. As a result, Mr. Eckelberry has the ability to control all matters submitted to shareholders, and his interests may differ from those of other shareholders.

We have created various series of preferred stock and our articles of incorporation allow for our board to create additional new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue additional shares of our preferred stock without further stockholder approval. Our board of directors has created various series of preferred stock and may create additional series in the future with various preferential rights over the common stock.

Our issuance of common stock upon conversion of outstanding preferred stock will result in dilution to our stockholders.

We have outstanding various series of preferred stock that are convertible into common stock, including varies series that are convertible into common stock at variable conversion prices and which in some cases entitle certain prior investors to certain make-good shares (see Note 3 to the financial statements included in this report). Our issuance of common stock upon conversion of outstanding preferred stock will result in dilution to holders of our common stock, which may have a negative effect on the price of our common stock.

There is a limited public market for our common stock.

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

The market for our common stock is highly volatile and subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions. In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock. The highly volatile nature of our stock price may cause investment losses for our shareholders. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

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

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. In addition, we have outstanding various series of preferred stock that are entitled to dividends prior to payment of any dividends on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $7,000.

ITEM 3. LEGAL PROCEEDINGS.

In February 2019, a Complaint was filed in the Superior Court for the State of California, for breach of contract, common law counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an alleged assignee of Interdependence, Inc., and named the Company and its developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claimed to be entitled to enforce the contract as the assignee, and demanded monetary damages in the aggregate amount of $630,000.

The Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, and with the absence of prior notice or service of the suit, an improper default promptly challenged. In October 2019, the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint against RDI and Interdependence. Through these filings, the Company and WaterChain, Inc. contested the allegations and claims in the Complaint, denied that Interdependence performed the required services, and contended that the Company overpaid Interdependence $40,000 for whatever limited work was done. More specifically, in November 2019, an Answer was filed by the Company and WaterChain denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. The Company alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and its ability to provide them, falsely promised and promoted the results it would obtain for the Company and WaterChain in providing such services, and also failed to provide the Company with the services as required by the contract such that Interdependence was overpaid based on what limited work it in fact did. For those reasons, and prior to any litigation, the Company terminated the contract for non-performance.

Following discovery and pleading activity, the Company and WaterChain entered into settlement negotiations with RDI to resolve this matter on a defense cost basis. The parties reached an amicable resolution and entered into a Settlement Agreement and Mutual and General Release on December 16, 2020 which provided for a less than defense cost resolution through a payment of $20,000 and stock transfers on a monthly basis through December 2021, with removal of restrictive legends occurring at six month intervals following each transfer. Notice of Settlement of Entire Case was filed with the Court in January 2021, and all Court dates vacated. Once the stock transfers and restriction removals are completed, the action will be dismissed with prejudice. All parties are fully and timely performing under the Settlement Agreement, and no further issues or proceedings, or fees and costs, are anticipated.

On January 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “iKAHN Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Ontario against iKAHN Capital LLC (“iKAHN”). The case stems from the purported “Agreement for the Purchase and Sale of Future Receipts” that OriginClear and iKAHN Capital entered into on September 7, 2018 (the “iKAHN Agreement”). The iKAHN Plaintiffs are alleging that the iKAHN Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requested that the Court declare the iKAHN Agreement void and unenforceable; that the Judgment that was entered against the iKAHN Plaintiffs on November 6, 2018 in the amount of $30,205 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the iKAHN Plaintiffs may be entitled.

On April 22, 2021, the iKAHN Plaintiffs and iKAHN agreed to settle the dispute on the following terms: (i) vacatur of the judgment obtained by iKAHN against the iKAHN Plaintiffs; (ii) release of any and all bank levies, liens, security interests, powers of attorney, and other encumbrances iKAHN may have against the iKAHN Plaintiffs; and (iii) dismissal of the action filed by the iKAHN Plaintiffs against iKAHN with prejudice. Accordingly, the iKAHN Plaintiffs no longer owe any further amounts to iKAHN with respect to the iKAHN Agreement.

On November 16, 2020, Progressive Water Treatment, Inc., OriginClear, Inc. and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Erie against Yellowstone Capital, LLC (“Yellowstone”). The case stems from the purported “Secured Merchant Agreement” that OriginClear and Yellowstone entered into on July 19, 2018 (the “Yellowstone Agreement”). The Yellowstone Plaintiffs are alleging that the Yellowstone Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requested that the Court declare the Yellowstone Agreement void and unenforceable; that the Judgment that was entered against the Yellowstone Plaintiffs on November 7, 2018 in the amount of $99,303 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the Yellowstone Plaintiffs may be entitled.

On December 4, 2020, Yellowstone filed a Motion to Dismiss the Yellowstone Plaintiffs’ Complaint. On January 5, 2021, Yellowstone’s Motion to Dismiss was granted.

On January 5, 2021, the Yellowstone Plaintiffs filed a Notice of Appeal to the Court’s Decision & Order granting Yellowstone’s Motion to Dismiss, and will be submitting a memoranda of law in support in the near future.

On October 12, 2020, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “GTR Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Ontario against GTR Source (“GTR”). The case stems from the purported Merchant Agreements that OriginClear and GTR entered into on July 20, 2018 and August 28, 2018 (together, the “GTR Agreements”). The GTR Plaintiffs are alleging that the GTR Agreements are, in fact, loans, and not merchant cash advances, and are in violation of New York’s usury laws, and requested that the Court declare the GTR Agreements void and unenforceable; that the Judgment that was entered against the GTR Plaintiffs on March 20, 2019 in the amount of $143,083 be vacated; that the Settlement Agreement entered into by and between OriginClear and GTR, dated December 13, 2018, be declared void and unenforceable; restitution in the amount of $149,751; attorneys’ fees and costs; court costs and fees; and all other relief to which the GTR Plaintiffs may be entitled.

On October 16, 2020, the GTR Plaintiffs filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On October 23, 2020, the Court granted the GTR Plaintiffs’ request for a Temporary Restraining Order, which remains in effect as of the date hereof.

On November 25, 2020, the GTR Plaintiffs filed an Amended Complaint, which included one (1) defendant, Tzvi “Steve” Reich, the President and Manager of GTR (together with GTR, the “GTR Defendants”), and two (2) new causes of action: violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c), and Conspiracy, 18 U.S.C. § 1962(d). On December 1, 2021, the GTR Defendants removed the case to the United States District Court for the Western District of New York.

The GTR action is currently being litigated.

On September 21, 2020, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “C6 Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Boome against C6 Capital LLC (“C6 Capital”). The case stems from the purported “Purchase Agreement for the Sale of Receipts” that OriginClear and C6 Capital entered into on July 17, 2018 (the “C6 Agreement”). The C6 Plaintiffs are alleging that the C6 Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requested that the Court declare the C6 Agreement void and unenforceable; that the Judgment that was entered against the C6 Plaintiffs on November 7, 2018 in the amount of $64,337 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the C6 Plaintiffs may be entitled.

On March 12, 2021, the C6 Plaintiffs and C6 Capital agreed to settle the dispute on the following terms: (i) vacatur of the judgment obtained by C6 Capital against the C6 Plaintiffs; (ii) release of any and all bank levies, liens, security interests, powers of attorney, and other encumbrances C6 Capital may have against the C6 Plaintiffs; and (iii) dismissal of the action filed by the C6 Plaintiffs against C6 Capital with prejudice. Accordingly, the C6 Plaintiffs no longer owe any further amounts to C6 Capital with respect to the C6 Agreement. Furthermore, the sister-state judgment C6 Capital obtained against the C6 Plaintiffs in California is currently in the process of being vacated by stipulation.

On September 18, 2019, Expansion Capital Group, LLC (“Expansion”) filed a complaint against Progressive Water Treatment, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Defendants”) in the District Court for the 429th Judicial District, Collin County, Texas alleging breach of a Business Loan Agreement (the “Business Loan”), dated July 9, 2018, under which Expansion loaned $300,000 to Progressive Water Treatment, Inc., with an expectation of being repaid $408,000.

On December 30, 2019, Expansion and the Expansion Defendants entered into a Settlement Agreement (the “Expansion Settlement”), pursuant to which the Expansion Defendants agreed to pay Expansion $252,000 in $10,500 monthly installments over a 24-month period.

The Expansion Defendants have retained legal counsel who will assert that the Business Loan and the Expansion Settlement are usurious transactions that should be declared and unenforceable against the Expansion Defendants.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements.

On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes.

On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. If granted, the Settlement Agreement would be declared void and unenforceable.

As of the date hereof, the Motion to Set Aside the Settlement Agreement has been fully brief by the parties to the action; however, United States District Court for the District of Massachusetts has not yet established a schedule or issued a decision.

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

Holders

As of May 20, 2021, we had approximately 521 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. In addition, we have outstanding various series of preferred stock that are entitled to dividends prior to any payment of dividends on the common stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2020 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED.

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

Overview of Business

OriginClear is a water technology company which has developed in-depth capabilities over its 14-year lifespan. Today, those capabilities have been organized under the umbrella of OriginClear Tech Group™ (www.originclear.tech).

These capabilities include:

●	The Company’s original technology developments, known as Electro Water Separation™ and Advanced Oxidation(AOx™), which are not being pursued commercially at this time.

●	The Intellectual Property of Daniel M. Early, consisting of five patents and related knowhow and trade secrets, which may replace the intended applications for the company’s original technology developments.

●	Progressive Water Treatment Inc. (“PWT”) a wholly-owned subsidiary based in Dallas Texas, which is responsible for the bulk of the company’s revenue, specializing in Engineered Solutions (custom treatment systems).

●	Modular Water Systems (“MWS”), a division based at PWT, which implements the Daniel M. Early Intellectual Property.

OriginClear Tech Group

As stated above, all of our technology and operations activities have been centralized under OriginClear Tech Group (“OTG”), enabling a total focus at the corporate level on the Water On Demand and $H2O blockchain system strategy.

The mission of OTG is to provide expertise and technology to help make clean water available for all. Specifically, OTG houses the following initiatives:

1.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, and the Modular Water Systems brand.

2.	We manage relationships with partners worldwide who are licensees and business partners.

3.	We develop new technology approaches and business models in the lab, such as Investor Water™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems. Both projects are in a research and development phase. OTG also is actively working on the ability to deliver Operation & Maintenance (O&M) capability at scale, to support Water On Demand outsourced treatment and purification programs, and is evaluating a pilot program to achieve this. OTG intends to support the development of the $H2O blockchain system, which may replace WaterChain altogether. And in 2020, the Company also completed a pilot program with a rental program of a product known as Pool Preserver™, and developed a career-building program for entrepreneurs termed Waterpreneurs™. Water As A Career remains a pilot program and the Company does not plan to expand it at this time.

Water is our most valuable resource, and the mission of OTG is to improve the quality of water and help return it to its original and clear condition.

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

At this time, the Company is strictly marketing the EWS/AOx technology in the context of turnkey integrators such as Spain’s Depuporc, and India’s Permionics. The Company does not maintain an internal technical staff to manage this technology or its implementation.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2020, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31, 2020	December 31, 2019
Revenue	$4,101,131	$3,587,894
Cost Of Goods Sold	3,489,356	3,217,028
Operating Expenses, Depreciation and Amortization	5,323,013	4,279,104

Loss from Operations before Other Income (Expense)	(4,711,238)	(3,908,238)

Other Income (Expense)	17,972,603	(23,565,440)

Net Income (Loss)	$13,261,365	$(27,473,678)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2020 and 2019 was $4,101,131 and $3,587,894, respectively. Cost of sales for the year ended December 31, 2020 and 2019, was $3,489,356 and $3,217,028, respectively. Revenue increased primarily due to our subsidiary’s increase in sales of its products.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2020 and 2019, were $1,557,842 and $1,572,183, respectively. Selling and marketing expenses remained relatively unchanged.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2020 and 2019, were $3,602,586 and $2,556,201, respectively. The increase in general and administrative expenses was primarily due to an increase in legal fees and outside services.

Research and Development Cost

Research and development (“R&D”) costs for the years ended December 31, 2020 and 2019, were $110,338 and $107,351. Research and development costs remained relatively unchanged.

Depreciation Expense

Depreciation expense for the years ended December 31, 2020 and 2019, were $52,247 and $43,369, respectively.

Other Income and Expenses

Other income and (expenses) increased by $41,538,043 to $17,972,603 for the year ended December 31, 2020, compared to $(23,565,440) for the year ended December 31, 2019. The increase was predominantly the result of an increase in non-cash accounts associated with the fair value of the derivatives in the amount of $41,640,132, decrease in loss on settlement of convertible notes in the amount of $348,307, decrease in unrealized loss on investment securities in the amount of $11,600, decrease in other income in the amount of $16,459, with offset by an increase in loss on conversion of debt in the amount of $102,527 and increase in impairment expense of $133,879, decrease in settlement of payable in the amount of $28,428, and increase in interest expense of $533,681 which includes non-cash amortization of debt discount of $11,774.

Net Loss

Our net income increased by $40,735,043 to $13,261,365 for the year ended December 31, 2020, compared to net loss of $(27,473,678) for the year ended December 31, 2019. The majority of the increase in net income was due primarily to an increase in other income and expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2020, total cash used in operations was $3,976,198. As of December 31, 2020, we had a working capital deficit of $21,699,304 and a shareholders’ deficit of $29,645,300. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2020 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from investors in the year ended December 31, 2020, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due, and will allow the development of our core business operations.

At December 31, 2020 and December 31, 2019, we had cash of $409,591 and $490,614, respectively, and working capital deficit of $21,699,304 and $38,598,414, respectively. The decrease in working capital deficit was due primarily to a decrease in non-cash derivative liabilities.

During the year ended December 31, 2020, we raised an aggregate of $3,433,067 in offerings of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(3,976,198) for the year ended December 31, 2020, compared to $(3,221,393) for the year ended December 31, 2019. The increase of $754,905 in cash used in operating activities was due primarily to an increase in loss on conversion of debt and shares issued for services.

Net cash flows (used in) investing activities for the year ended December 31, 2020 and 2019 were $(13,884) and $(6,188), respectively. The net increase in cash provided in investing activities was mostly due to an increase in purchase of fixed assets.

Net cash flows provided by financing activities was $3,915,589 for the year ended December 31, 2020, as compared to $3,108,951 for the prior year ended December 31, 2019. The increase in cash provided by financing activities was due to an increase in loans payable.

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

Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. To address the deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management has identified control deficiencies regarding the lack of segregation of duties due to small staff size and the need for a stronger internal control environment. The small size of the Company’s staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company intends to add additional resources and controls during 2021 to mitigate the above deficiency.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLORES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	69	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, President and acting Chief Financial Officer

Anthony Fidaleo	62	Director

Jean-Louis Kindler	58	Director

Byron Elton	66	Director

Tom Marchesello	51	Chief Operating Officer

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

Jean-Louis Kindler – Director

Mr. (“JL”) Kindler is a longtime Director of the Company. As President of OriginClear Technologies, he led the commercialization of OriginClear’s breakthrough water treatment technology. Since 2019, he has been the CEO of Clean Energy Enterprises Inc., established to commercialize the Blue Tower biomass-to-hydrogen system he helped develop two decades ago in Japan. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. Before OriginClear, JL was co-founder and Chief Technology Officer of Ennesys, the company’s French joint venture, where he designed its patent-pending waste-to-energy system. Earlier, as founding CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm (42 M€, 360 employees in 2008), he led the development of a breakthrough fuel cell process. And earlier still, his twenty-year career in Japan gave him unique insight into fast-growing Asian markets. There, as principal of technology incubator Pacific Junction, JL completed various assignments. These included technology sourcing for the French industrial group GEC-Altshom, building the first commercial unit of the Blue Tower (to which he has recently returned in its now-fourth generation), and market development for a fluids mixing technology that helped inspire early OriginClear inventions. Mr. Kindler holds a Master’s in Economics and Public Policy from the Institute of Political Science in Lyon, France, and an MBA in International Management in Paris. Mr. Kindler’s executive and management experience, and past involvement in the company’s technology and operations, qualifies him to serve as a member of our board of directors.

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

Tom Marchesello – Chief Operating Officer.

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

Election of Directors

Our directors hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

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

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2020, as well as acted by unanimous written consent.  All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Committees of the Board of Directors

We have established an audit committee and compensation committee however we have not yet nominated any members to such committees. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by a committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer and Chief Operating Officer for the years ended 2020 and 2019:

Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry,	2020	360,000	-	-	-	-	-	3,000	363,000
Chairman of the Board, Acting CFO, Secretary & Treasurer, President and CEO	2019	360,000	5,000	-	-	-	-	3,000	368,000

Tom Marchesello (1)	2020	150,000	-	-	-	-	-	-	150,000
Chief Operating Officer	2019	87,500	-	-	-	-	-	-	87,500

(1)	Mr. Marchesello was appointed Chief Operating Officer in June 2019.

Outstanding Equity Awards at 2020 Fiscal Year-End

There were no stock option plans outstanding as of December 31, 2020.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2020, our Chief Executive Officer did not receive a bonus. We currently do not have an employment agreement with our Chief Operating Officer, Mr. Marchesello, who is paid an annual salary of $150,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 20, 2021, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 151,606,607 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President and acting Chief Financial Officer (2)	869,394	*

Tom Marchesello, Chief Operating Officer	3,471,396	2.3

Anthony Fidaleo, Director	168	*

Byron Elton, Director	166	*

Jean-Louis Kindler, Director	1	*

Directors and executive officers as a group (5 persons)	4,341,124	2.9

W. J. Spiech & J. A. Spiech	11,724,641	7.8

*	Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 13575 58th Street North, Suite 200, Clearwater, FL 33760.

(2)	Mr. Eckelberry also owns all 1,000 shares outstanding shares of our Series C Preferred Stock which entitles Mr. Eckelberry to 51% of the total voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

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

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Item 11 under “Executive Compensation,” and Note 8 under “Loan Payable – Related Party”, since January 1, 2020 there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered in 2020 and 2019. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) or Liggett & Webb, P.A. (“Liggett & Webb”), as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. Liggett & Webb, P.A. served as our independent registered public accounting firm through September 30, 2019. We engaged M& K as our independent registered public accounting on September 30, 2019.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2020 – M&K CPAS, PLLC	$71,500	$-	$-	$-
2019 – M&K CPAS, PLLC	$48,000	$-	$-	$-
2020 – Liggett & Webb, P.A.	$15,200	$-	$-	$-
2019 – Liggett & Webb, P.A.	$68,000	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2020 and 2019, to M&K or Liggett & Webb, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters except for fees incurred relating to Company’s regulation A offering included in Audit Fees above.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2020 and 2019, respectively.

All Other Fees

There were no fees billed to us by M&K or Liggett& Webb, as applicable, for services rendered to us during the fiscal years ended December 31, 2020 and 2019, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.

3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Certificate of Designation of Series A Preferred Stock (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (23)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (24)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (24)
3.22	Certificate of Designation of Series G Preferred Stock (25)
3.23	Certificate of Designation of Series I Preferred Stock (27)
3.24	Certificate of Designation of Series J Preferred Stock (27)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (35)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019 (28)
3.27	Certificate of Designations of Series K Preferred Stock (29)
3.28	Certificate of Designations of Series L Preferred Stock (29)
3.29	Amended and Restated Certificate of Designations of Series M Preferred Stock (30)
3.30	Certificate of Designations of Series O Preferred Stock (31)
3.31	Certificate of Designations of Series P Preferred Stock (31)
3.32	Certificate of Designation of Series Q Preferred Stock (32)
3.33	Certificate of Designation of Series R Preferred Stock (33)
3.34	Certificate of Designation of Series S Preferred Stock (34)
3.35	Certificate of Designation of Series T Preferred Stock (14)
3.36	Certificate of Designation of Series U Preferred Stock (15)
3.37	Certificate of Designation of Series V Preferred Stock*
3.38	Certificate of Designation of Series W Preferred Stock (16)
3.39	Certificate of Amendment to Articles of Incorporation (35)
10.1	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (18)***
10.2	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (19)***
10.3	Settlement Agreement between the Company and Auctus Fund, LLC (26)
10.4	Form of Subscription Agreement for Series R Preferred Stock*
10.5	Form of Series A Warrant*
10.6	Form of Series B Warrant*
10.7	Form of Series C Warrant*
14.1	Code of Ethics*
21.1	Subsidiaries of the Registrant*
31	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002 (20)*
32	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350 (20)**
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

** Furnished herewith

*** Management compensation agreement

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2021.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016 filed with the SEC on May 16, 2016.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(20)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2017 filed with the SEC on April 17, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 and filed with the SEC on May 21, 2018.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and filed with the SEC on August 14, 2018.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2019.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 filed with the SEC on August 19, 2019.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 filed with the SEC on July 6, 2020.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 filed with the SEC on November 23, 2020.
(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021.
(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2018 filed with the SEC on April 25, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: May 21, 2021	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director, Chief Executive Officer and Acting Chief Financial Officer

Date: May 21, 2021	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: May 21, 2021	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: May 21, 2021	By:	/s/ Byron Elton
Byron Elton
Director

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 3 and 4 to the financial statements, the Company had complex financing transactions due to the issuance of multiple series of preferred stock during the year, attached dividends and warrants, and differing terms on each class of stock, resulting in multiple placements of the different series throughout the balance sheet.

Auditing management’s evaluation of these transactions can be complex due to the unusual nature of these transactions.

To evaluate the appropriateness of the instrument’s classification, we examined and evaluated the agreement along with management’s evaluation of the key terms and management’s disclosure of the transactions.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

May 21, 2021

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$409,591	$490,614
Restricted cash - Preferred shares	6,530	-
Contracts receivable	438,430	522,911
Contract assets	148,734	26,287
Convertible note receivable	-	117,879
Other receivable	3,799	2,500
Prepaid expenses	52,728	47,483
TOTAL CURRENT ASSETS	1,059,812	1,207,674

NET PROPERTY AND EQUIPMENT	258,206	117,069

OTHER ASSETS
Fair value investment-securities	8,000	9,600
Trademark	4,467	4,467
Security deposit	-	3,500
TOTAL OTHER ASSETS	12,467	17,567

TOTAL ASSETS	$1,330,485	$1,342,310

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other payable	$1,304,803	$1,144,545
Accrued expenses	1,542,816	1,163,146
Cumulative preferred stock dividends payable	256,274	92,472
Contract liabilities	340,551	428,009
Capital lease, current portion	9,088	9,088
Customer deposit	146,453	136,765
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance, net of finance fees of $0 and $12,566 respectively	342,896	427,214
Loan payable, related party	94,883	187,054

Loans payable, SBA	505,000	-
Derivative liabilities	12,310,307	31,640,470
Series F 8% Preferred Stock, 175 shares and 1,678 issued and outstanding, redeemable value of $175,000 and $1,678,000 respectively	175,000	1,678,000
Series F 8% Preferred Stock, 100 and 0 shares issued and outstanding, redeemable value of $100,000 and 0 respectively	100,000	-
Series G 8% Preferred Stock, 430 and 530 shares issued and outstanding, respectively, redeemable value of $430,000 and $530,000, respectively	430,000	530,000
Series I 8% Preferred Stock, 797 and 797 shares issued and outstanding, respectively, redeemable value of $797,400 and $797,400, respectively	797,400	797,400
Series K 8% Preferred Stock, 3,160 and 2,001 shares issued and outstanding, respectively, redeemable value of $3,160,417 and $2,000,650, respectively	3,160,417	2,000,650
Convertible promissory notes, net of discount of $17,930 and $146,005, respectively	1,223,228	2,879,325
Total Current Liabilities	22,759,116	43,134,138

Long Term Liabilities
Capital lease, long term portion	7,985	17,073

Convertible promissory notes, net of discount of $0 and $0, respectively	1,877,275	552,975
Total Long Term Liabilities	1,885,260	570,048

Total Liabilities	24,644,376	43,704,186

COMMITMENTS AND CONTINGENCIES (See Note 12)
Series J Convertible Preferred Stock, 273 and 349 shares issued and outstanding, respectively, redeemable value of $272,500 and $348,700, respectively	272,500	348,700
Series L Convertible Preferred Stock, 1,132 and 1,000 shares issued and outstanding, respectively, redeemable value of $1,132,084 and $1,000,325, respectively	1,132,084	1,000,325
42,213 and 34,200 shares of Series M Preferred Stock issued and outstanding, respectively, redeemable value of $1,060,325 and $855,000, respectively	1,060,325	855,000
Series O 8% Convertible Preferred Stock, 1,995 shares issued and outstanding, respectively, redeemable value of $1,995,000 and $0, respectively	1,995,000	-
Series P Convertible Preferred Stock, 357 and 0 issued and outstanding, respectively, redeemable value of $356,500 and 0, respectively	356,500	-
Series Q 12% Convertible Preferred Stock, 1,025 and 0 shares issued and outstanding, respectively, redeemable value of $1,025,000 and $0, respectively	1,025,000	-
Series R 10% Convertible Preferred Stock, 490 and 0 shares issued and outstanding, respectively, redeemable value of $490,000 and $0, respectively	490,000	-
	6,331,409	2,204,025
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized
1,000 and 1,000 shares of Series C issued and outstanding, respectively	-	-
32,500,000 and 38,500,000 shares of Series D-1 issued and outstanding, respectively	3,250	3,850
1,537,213 and 2,139,649 shares of Series E issued and outstanding, respectively	154	217
Subscription payable to purchase	100,000	-
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 65,052,688 and 4,854,993 equity shares issued and outstanding, respectively	6,505	486
Additional paid in capital	64,265,217	62,711,339
Accumulated other comprehensive loss	(132)	(134)
Accumulated deficit	(94,020,294)	(107,281,659)
TOTAL SHAREHOLDERS’ DEFICIT	(29,645,300)	(44,565,901)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,330,485	$1,342,310

The accompanying notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended
	December 31, 2020	December 31, 2019
Sales	$4,101,131	$3,587,894

Cost of Goods Sold	3,489,356	3,217,028

Gross Profit	611,775	370,866

Operating Expenses
Selling and marketing expenses	1,557,842	1,572,183
General and administrative expenses	3,602,586	2,556,201
Research and development	110,338	107,351
Depreciation expense	52,247	43,369
Total Operating Expenses	5,323,013	4,279,104

Loss from Operations	(4,711,238)	(3,908,238)

OTHER INCOME (EXPENSE)
Other income	16,521	32,980
Impairment expense	(133,879)	-
Unrealized gain(loss) on investment securities	(1,600)	(13,200)
Gain (Loss) on settlement of payable	-	28,428
Amortization of finance fees and cost	-	(147,924)
Loss on settlement of convertible notes	-	(348,307)
Loss on conversion of debt	-	(102,527)
Gain (Loss) on net change in derivative liability and conversion of debt	19,359,866	(22,280,266)
Interest expense	(1,268,305)	(734,624)
TOTAL OTHER INCOME (EXPENSE)	17,972,603	(23,565,440)

NET INCOME (LOSS)	$13,261,365	$(27,473,678)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.64	$(12.66)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.04	$(12.66)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	20,651,668	2,170,270
DILUTED	312,352,351	2,170,270

The accompanying notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	YEARS ENDED DECEMBER 31, 2020 AND 2019
							Accumulated
	Preferred stock		Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2018	40,640,649	$4,064	875,244	$88	$63,179,433	$-	$(134)	$(79,807,981)	$(16,624,530)
Reclassification of equity to mezzanine	-	-	-	-	(2,204,025)	-	-	-	(2,204,025)	2,204,025
Common stock issuance for conversion of debt and accrued interest	-	-	2,647,017	265	729,001	-	-	-	729,266
Common stock issued at fair value for services	-	-	1,070,855	107	706,155	-	-	-	706,262
Common stock issued through a private placement for purchase of Series G Preferred stock	-	-	82,799	8	(8)	-	-	-	-
Series J preferred stock converted into common stock	-	-	171,176	17	(17)	-	-	-	-
Issuance of Series M Preferred stock in exchange for convertible note	-	3	-	-	171,257	-	-	-	171,260
Cumulative preferred stock dividend	-	-	-	-	27,017	-	-	-	27,017
Common stock reverse split share adjustment	-	-	7,902	1	(1)	-	-	-	-
Loss on conversion of debt	-	-	-	-	102,527	-	-	-	102,527
Net loss	-	-	-	-	-	-	-	(27,473,678)	(27,473,678)
Balance at December 31, 2019	40,640,649	4,067	4,854,993	486	62,711,339	-	(134)	(107,281,659)	(44,565,901)	$2,204,025

Rounding		(3)		(1)	(1)	-	-	-	(5)	-
Common stock issuance for conversion of debt and accrued interest	-	-	19,276,917	1,928	390,922	-	-	-	392,850	-
Common stock issued at fair value for services	-	-	7,750,037	774	414,262	-	-	-	415,036	-
Common stock issued for conversion of Series D-1 Preferred stock	(6,000,000)	(600)	295,141	30	24,348	-	-	-	23,778	-
Common stock issued for conversion of Series E Preferred stock	(602,436)	(60)	30,124	3	57	-	-	-	-	-
Common stock issued for conversion of Series J Preferred stock	-	-	2,313,689	231	75,969	-	-	-	76,200	(76,200)
Common stock issued for conversion of Series L Preferred stock	-		18,486,913	1,849	446,276	-	-	-	448,125	(448,125)
Common stock issued for conversion of Series M Preferred stock	-	-	137,052	14	7,986		-	-	8,000	(8,000)
Common stock issued for Series O Preferred stock dividends	-	-	688,205	69	(69)	-	-	-	-	1,670,000
Common stock issued for conversion of Series P Preferred stock	-	-	8,079,477	808	141,442	-	-	-	142,250	(142,250)
Common stock issued for conversion of Series Q Preferred stock	-	-	3,140,140	314	52,686	-	-	-	53,000	(53,000)
Issuance of Series M Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	213,300
Issuance of Series K preferred stock with issuance of Series L through a private placement	-	-	-	-	-	-	-	-	-	580,000
Issuance of Series P preferred stock with issuance of Series O through a private placement	-	-	-	-	-	-	-	-	-	417,500
Issuance of Series R preferred stock through a private placement	-	-	-	-	-	-	-	-	-	490,000
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	-	-	-	-	-	-	-	1,278,000

Exchange of Series F Preferred Stock for Series O/P Preferred stock	-	-	-	-	-	-	-	-	-	206,159

Subscription payable - common stock	-	-	-	-	-	100,000	-	-	100,000	-

Comprehensive gain	-	-	-	-	-		2	-	2	-
Net Income	-	-	-	-	-		-	13,261,365	13,261,365	-
Balance at December 31, 2020	34,038,213	$3,404	65,052,688	$6,505	$64,265,217	$100,000	$(132)	$(94,020,294)	$(29,645,300)	6,331,409

The accompany notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$13,261,365	$(27,473,678)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	52,247	43,369
Interest expense associated with preferred stock issuance	1,078,659	-
Preferred stock issued for services	23,778	-
Common stock issued for services	415,036	706,262
(Gain) Loss on net change in valuation of derivative liability	(19,359,866)	22,280,266
Loss on conversion of preferred stock	-	102,527
Loss on settlement of debt	-	348,307
Debt discount amortization	11,774	146,005
Accrued interest on note receivable	-	(32,979)
Net unrealized (gain)loss on fair value of security	1,600	13,200
Interest receivable on convertible note receivable	(16,000)	-
Impairment expense for convertible note receivable	133,879	-
Amortization of financing fees and cost	-	165,552
Gain on settlement of payable	-	(28,428)
Change in Assets (Increase) Decrease in:
Contracts receivable	84,481	(213,688)
Contract asset	(122,447)	84,714
Prepaid expenses and other assets	(1,745)	12,837
Other receivable	(1,299)	(2,500)
Change in Liabilities Increase (Decrease) in:
Accounts payable	82,758	167,821
Accrued expenses	457,352	127,928
Contract liabilities	(87,458)	315,115
Customer deposit	9,688	16,077
NET CASH USED IN OPERATING ACTIVITIES	(3,976,198)	(3,221,293)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,884)	(6,188)
CASH USED IN INVESTING ACTIVITIES	(13,884)	(6,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(9,088)	(9,845)
Loan payable financing, net	(84,318)	(184,625)
Loan payable, related party, net	(92,170)	-
Loan payable, PPP	505,000	-
Net cumulative preferred stock dividends payable	163,802	40,371
Payment on redemption of preferred stock	-	(65,000)
Net proceeds for issuance of convertible notes	(704)	-
Net proceeds for issuance of preferred stock for cash - equity	2,373,300	-
Net proceeds for issuance of preferred stock for cash - liability	1,059,767	3,328,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,915,589	3,108,951

NET (DECREASE) INCREASE IN CASH	(74,493)	(118,530)
CASH BEGINNING OF YEAR	490,614	609,144
CASH END OF YEAR	$416,121	$490,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$23,186	$59,528
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$392,850	$729,266
Other payable for fixed asset with common stock subscription	$179,500	$-
Issuance of Series O dividends	$69	$-
Issuance of Series M for debt settlement	$-	$171,260
Preferred stock converted to common stock	$727,635	$17
Stock issued through private placement	$-	$8

The accompanying notes are an integral part of these consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2020 AND 2019

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the “Company”) was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007. The Company began its planned principal operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment. As of December 31, 2020, OCT has limited assets and operations.

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

On April 13, 2021, OriginClear announced that it had created a wholly-owned subsidiary called Water On Demand #1, Inc. (WOD #1), to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. The Company is in the process of selecting a use case for delivering such services, commonly-known as Design-Build-Own-Operate or DBOO. The program cannot move forward without capital invested into WOD #1.

On May 10, 2021, OriginClear announced that it had recently filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. The Company is currently developing this blockchain technology and NFT under the name $H2O, and applied for a trademark for this name on May 16, 2021. The Company is aware of a high level of regulatory oversight in this area, and if implementation of $H20 is delayed or terminated altogether by reason of regulatory issues, it will employ traditional payment systems.

Line of Business

OriginClear is a provider of water treatment solutions and master licensee of a breakthrough water equipment technology. This technology enables the Company to offer prefabricated, modular water systems, which are suited for local businesses. The Company also plans to deploy this technology for outsourced water treatment programs in which the customer pays by the gallon, without capital expenditure. Blockchain technology may be employed to streamline payments. Through the acquisition of Progressive Water Treatment Inc., the Company is primarily engaged in providing water treatment systems and services for a wide variety of applications and component sales.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2020 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2020, the Company obtained funds from the issuance of convertible note agreements and from sales of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $4,101,131 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2020, the cash balance in excess of the FDIC limits was $159,591. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2020 and 2019, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2020	2019
Income (Loss) to common shareholders (Numerator)	$13,261,365	$(27,473,678)

Basic weighted average number of common shares outstanding (Denominator)	20,651,668	2,170,270

Diluted weighted average number of common shares outstanding (Denominator)	312,352,351	2,170,270

Year ended December 31, 2020

The Company has included 15,800,000 warrants to purchase common shares, shares issuable from convertible debt of $3,100,503 and shares issuable from convertible preferred stock for the year ended December 31, 2020, because their impact on the earnings per share is dilutive.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts were $0 and $0 as of December 31, 2020 and 2019, respectively. The net contract receivable balance was $438,430 and $522,911 at December 31, 2020 and 2019, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2020 and 2019, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $110,338 and $107,351 for the years ended December 31, 2020 and 2019, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $211,296 and $48,594 for the years ended December 31, 2020 and 2019, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	December 31,
	2020	2019
Machinery and Equipment	$383,569	$193,570
Computer Equipment	62,854	59,468
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	603,373	409,988
Less accumulated depreciation	(345,167)	(292,919)
Net Property and Equipment	$258,206	$117,069

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

Depreciation expense during the year ended December 31, 2020 and 2019, was $52,247 and $43,369, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2020 and 2019.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2020	$8,000	$8,000	$-	$-
Investment at fair value-securities, December 31, 2019	$9,600	$9,600	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2020	$12,310,307	$-	$-	$12,310,307
Derivative Liability, December 31, 2019	$31,640,470	$-	$-	$31,640,470

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2019	$9,360,204
Loss on conversion of debt and change in derivative liability	22,280,266
Balance as of December 31, 2019	31,640,470
Fair Value of derivative liabilities issued	29,703
Loss on conversion of debt and change in derivative liability	(19,359,866)
Balance as of December 31, 2020	$12,310,307

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2020	12/31/2019
Risk free interest rate	0.08% - 0.13%	1.48% - 1.69%
Stock volatility factor	127.0% - 249.0%	116.0% - 338.0%
Weighted average expected option life	6 months - 5 years	6 months - 5 years
Expected dividend yield	None	None

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

Reclassification

Certain prior period accounts and balances have been reclassified to current period presentation for comparative purposes.

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

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of December 31, 2020, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. During the year ended December 31, 2020, the Company issued 295,141 shares of common stock upon conversion of 6,000,000 shares of Series D-1 preferred stock with a value of $23,778 using the closing stock price on grant date. The Company did not recognize any gain or loss on conversion, as the shares were converted within the terms of the agreement. As of December 31, 2020, there were 32,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holders discretion. During the year ended December 31, 2020, the Company issued 30,124 shares of common stock upon conversion of 602,436 shares of Series E preferred stock. The Company did not recognize any gain or loss on conversion, as the shares were converted within the terms of the agreement. As of December 31, 2020, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the year ended December 31, 2020, the Company exchanged 1,278 shares of Series F preferred stock for 1,278 shares of Series Q preferred stock. As of December 31, 2020, there were 275 shares of Series F preferred stock issued and outstanding. As of December 31, 2020, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022, and the Company agreed to pay such holder, in addition to any dividends payable on such holder’s Series F preferred stock, an annual fee of 4% of the stated value of such holder’s shares of Series F preferred stock. Excluding such 100 shares, as of December 31, 2020, the Company had 175 outstanding shares of Series F preferred stock which the Company was required to, and failed to redeem on September 1, 2020, and was in default for an aggregate redemption price (equal to the stated value) of $175,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. Between January 16, 2019 and March 20, 2019, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 530 shares of the Company’s Series G preferred stock for an aggregate purchase price of $530,000, which is recognized as a long-term liability. As of December 31, 2019, the Company issued an aggregate of 82,799 shares of its common stock to certain holders of its Series G preferred stock. During the year ended December 31, 2020, 100 shares of Series G preferred stock were exchanged for Series K preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2020, there were 430 shares of Series G preferred stock issued and outstanding.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I are not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2019, the Company issued an aggregate of 797 shares of its Series I preferred stock for an aggregate purchase price of $797,400. As of December 31, 2020, there were 797 shares of Series I preferred stock issued and outstanding.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain prior investors. During the year ended December 31, 2020 and 2019, the Company issued 2,484,865 shares of common stock upon the conversion of 127 shares of Series J preferred stock. As of December 31, 2020, there were 273 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not be entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company will have the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2020, the Company issued an aggregate of 1,160 shares of Series K preferred stock for an aggregate purchase price of $1,159,767. As of December 31, 2020, there were 3,160 shares of Series K preferred stock issued and outstanding.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain Make-Good Shares for certain prior investors. During the year ended December 31, 2020, the Company issued an aggregate of 580 shares of Series L preferred stock and issued an aggregate of 18,486,913 shares of common stock upon conversion of 450 shares of Series L preferred stock. As of December 31, 2020, there were 1,132 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the year ended December 31, 2020, prior to the terms of the Series M preferred stock being amended, holders of Series M preferred stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. During the year ended December 31, 2020, the Company issued an aggregate of 8,532 shares of Series M preferred stock for an aggregate purchase price of $213,300. As of December 31, 2020 there were 42,213 shares of Series M Preferred Stock issued and outstanding.

Pursuant to an exchange agreement, on December 11, 2019, the Company issued 34,200 shares of Series M Preferred Stock of the Company to a note holder in exchange for an outstanding convertible note of the Company in the amount of $171,260 (including accrued interest thereon). No gain or loss was recognized on the exchange of the note.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O Preferred Stock. The Series O Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O Preferred Stock. The Series O Preferred Stock does not have voting rights except as required by law. The Series O Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O Preferred Stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O Preferred Stock at any time while the Series O Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2020, the Company issued an aggregate of 1,995 shares of Series O Preferred Stock for an aggregate purchase price of $1,775,000, plus a rollover from Series F in the amount of $125,000 and a rollover from Series Q in the amount of $200,000. As of December 31, 2020, there were 1,995 shares of Series O preferred stock issued and outstanding, the Company issued an aggregate of 688,205 shares of common stock in prorated 4% annualized dividends.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P Preferred Stock. The Series P Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P Preferred Stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P Preferred Stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P Preferred Stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P Preferred Stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P Preferred Stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P Preferred Stock. The Series P Preferred Stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the year ended December 31, 2020, the Company issued an aggregate of 417 shares of Series P Preferred Stock for proceeds of $417,500. Also, the Company received a rollover from Series F of 31 preferred stock and a rollover from Series Q of 50 shares of preferred stock for an increase of 81 shares of Series P Preferred Stock. During the year ended December 31, 2020, the Company issued 8,079,477 shares of common stock for conversion of 143 shares of Series P Preferred stock. As of December 31, 2020, there were 357 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2020, the Company issued an aggregate of 1,278 shares of Series Q Preferred Stock in exchange for 1,278 shares of Series F Preferred Stock. During the year ended December 31, 2020, 53 shares of Series Q preferred stock were converted into 3,140,140 shares of common stock. Also, there was a rollover from Series F preferred stock of 90 shares, plus a rollover from Series Q to Series O preferred stock for 200 shares. For the year ended December 31, 2020, the Company recognized a gain on conversion of Series Q preferred stock in the amount of $5,226. As of December 31, 2020, there were 1,025 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R Preferred Stock. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R Preferred Stock holders are not entitled to any voting rights except as may be required by applicable law. The Series R Preferred Stock are convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the year ended December 31, 2020, the Company issued an aggregate of 490 shares of Series R preferred stock for an aggregate purchase price of $490,000. As of December 31, 2020, there were 490 shares of Series R preferred stock along with 9,800,000 A warrants and 6,000,000 B warrants issued and outstanding with a fair value of $299,605. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

As of December 31, 2020, the Company accrued aggregate dividends in the amount of $256,274 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q and Series R preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

On April 23, 2019, the Company filed a certificate of amendment to its articles of incorporation, with the Secretary of the State of Nevada effectuate an increase to the number of authorized shares of common stock of the Company from 8,000,000,000 shares from 16,000,000,000.

Year ended December 31, 2020

The Company issued 19,276,917 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $137,262, plus interest in the amount of $51,186, and a default settlement of $204,402, based upon conversion prices of $0.00955 to $0.0394.

The Company issued 7,750,037 shares of common stock for services at fair value of $415,036.

The Company issued 688,205 shares of common stock for preferred stock dividends payable.

The Company issued 32,482,536 shares of common stock upon conversion of 6,603,479 shares of preferred stock.

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

The Company issued 82,799 shares of common stock in a private placement as additional consideration for the purchase of Series G preferred stock.

The Company issued 171,176 shares of common stock upon conversion of 50 shares of Series J preferred stock.

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

During the year ended December 31, 2020, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one consultant an aggregate of 1,181,123 shares of the Company’s common stock with a value of $40,019, calculated using the closing share prices on the dates of the vesting agreements.

Warrants

During the year ended December 31, 2020, the Company issued 15,800,000 purchase warrants, associated with the Series R preferred stocks. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2020 and 2019:

	2020		2019
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding - beginning of year	$122,044	$500.00	$125,456	$740
Granted	15,800,000	$0.03	-	$-
Exercised		$	-	$-
Forfeited		$	(3,412)	$240
Outstanding - end of year	15,922,044	$500.03	$122,044	$500

At December 31, 2020 and 2019, the weighted average remaining contractual life of warrants outstanding:

	2020			2019
			Weighted Average			Weighted Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$0.05	9,800,000			-	-	-
$0.10	6,000,000
$500.00	122,044	122,044	1.37	122,044	122,044	1.62
	15,922,044			122,044	122,044

At December 31, 2020, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2020, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,100,503
Less current portion	1,223,228
Total long-term liabilities	$1,877,275

Maturities of long-term debt for the next four years are as follows:

Year Ending December 31,	Amount
2021	1,241,158
2022	1,815,000
2023	62,275
$3,118,433

At December 31, 2020, the $3,118,433 in convertible promissory notes and has a remaining debt discount $17,930, leaving a net balance of $3,100,503.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the year ended December 31, 2020, the Company issued 6,709,160 shares of common stock, upon conversion of $89,400 in principal, plus accrued interest of $51,186. As of December 31, 2020, the 2014-2015 Notes had an aggregate remaining balance of $1,011,150, of which $615,000 is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. During the year ended December 31, 2020, the Company issued 130,711 shares of common stock upon conversion of principal in the amount of $5,150. As of December 31, 2020, the remaining balance was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes. The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of December 31, 2020, the remaining balance of the 2015-2016 Notes was $1,200,000, which is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2020, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of December 31, 2020, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the year ended December 31, 2020, the Company issued 11,407,847 shares of common stock upon conversion of principal in the amount of $42,712, plus default settlement fees of $205,604. As of December 31, 2020, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Oct 20 Note”), on October 2, 2020 in the amount of $5,000. The Company received additional funds in the aggregate amount of $15,000. The Oct 2 Note matures on October 2, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Oct 2 Note bears interest at 10% per year. The Oct 2 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Oct 2 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the year ended the Company paid off the $20,000 in cash, of the Oct 2 Note. As of December 31, 2020, the remaining balance of the Oct 2 Note was $0.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note matures on November 19, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. During the year ended the Company paid off $21,000 in cash, of the Nov 20 Note. As of December 31, 2020, the remaining balance of the Nov 20 Note was $29,000, which is short term.

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

The derivative liability recognized in the financial statements as of December 31, 2020 was $12,310,307.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the year ended December 31, 2020 and 2019.

	Years Ended
	December 31,
	2020	2019
Equipment Contracts	$2,393,815	$2,130,625
Component Sales	1,441,251	959,080
Waste Water Treatment Systems	-	291,156
Pump Stations	144,755	100,763
Services Sales	121,310	86,270
Licensing Fees		20,000
	$4,101,131	$3,587,894

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending December 31, 2020 and 2019, was $148,734 and $26,287, respectively. The contract liability for the years ended December 31, 2020 and 2019, was $340,551 and $428,009, respectively.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of December 31, 2020, the note included principal of $80,000 plus accrued interest of $16,000 for a total of $133,879. The Note was considered impaired as of December 31, 2020, and an allowance was recognized in the financials in the amount of $133,879.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of December 31, 2020, the fair value of the preferred shares was $8,000.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2019, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of December 31, 2020 and 2019 was $342,896 and $427,214, respectively.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. During the period ended December 31, 2020, principal payments were made in the amount of $92,171 and the Company recorded interest of $21,019, leaving a balance of $94,883 as of December 31, 2020.

Paycheck Protection Program Loan

Between May 4, 2020 and May 5, 2020, the Company received loan proceeds in the aggregate amount of $505,000 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act. The principal and accrued interest under the Note is forgivable if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the deferral period. The Company used the proceeds of the PPP Loan specifically for eligible purposes and will pursue forgiveness, although no assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2019. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of December 31, 2020, the maturities are summarized as follows:

Capital lease	$17,073
Less current portion	9,088
Total long-term liabilities	$7,985

Long term maturities for the next two years are as follows:

Period Ending December 31,
2021	9,088
2022	7,985
$17,073

10.	INCOME TAXES

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

Included in the balance at December 31, 2020, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2020 and 2019, the Company did not recognize interest and penalties.

At December 31, 2020, the Company had net operating loss carry-forwards of approximately $46,795,341, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019
Book income (loss)	$2,784,887	$(5,764,730)
Tax to book differences for deductible expenses	9,574	11,360
Tax non-deductible expenses	(3,845,607)	4,870,700
Valuation Allowance	1,051,146	882,680
Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2020	2019
Deferred tax assets:
NOL carryover	$9,827,022	$8,778,350
Other carryovers	749,475	728,905

Deferred tax liabilities:
Depreciation	(102,841)	(73,755)
Less Valuation Allowance	(10,473,656	(9,433,500)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

11.	FOREIGN SUBSIDIARY

On December 31, 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OTG), in Hong Kong, China. The Company granted OTG a master license for the People’s Republic of China. In turn, OTG is expected to license regional joint ventures for water treatment.

12.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

The Company rents from its subsidiary on a month-to-month basis a 12,000 square foot facility in McKinney, Texas at a base rent of $7,000 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2020.

Litigation

In February 2019, a Complaint was filed in the Superior Court for the State of California, for breach of contract, common law counts for sums due for services allegedly performed, and fraud. The Complaint was filed by RDI Financial, LLC (“RDI”), an alleged assignee of Interdependence, Inc., and named the Company and its developmental subsidiary, WaterChain, Inc., as Defendants. RDI claimed that its assignor, Interdependence, Inc., entered into a contract with the Defendants for Interdependence to provide reputation and professional relationship management services. RDI claimed that Interdependence provided the services and that the Company was required to make certain payments of cash and our capital stock to Interdependence, but did not do so. RDI claimed to be entitled to enforce the contract as the assignee, and demanded monetary damages in the aggregate amount of $630,000.

The Company and WaterChain were unaware of the suit until September of 2019, when they received notice of a default judgment. Litigation counsel was engaged, and with the absence of prior notice or service of the suit, an improper default promptly challenged. In October 2019 the Court vacated the default and judgment, and granted the Company and WaterChain leave to file an Answer and Cross-Complaint against RDI and Interdependence. Through these filings, the Company and WaterChain, Inc. contested the allegations and claims in the Complaint, denied that Interdependence performed the required services, and contended that the Company overpaid Interdependence $40,000 for whatever limited work was done. More specifically, in November, 2019, an Answer was filed by the Company and WaterChain denying the claims in the Complaint, along with a Cross-Complaint alleging fraudulent inducement to enter into the contract, negligent misrepresentations, breach of contract, and to rescind the underlying contract. The Company alleged that Interdependence misrepresented the nature and scope of the services which were to be provided and its ability to provide them, falsely promised and promoted the results it would obtain for the Company and WaterChain in providing such services, and also failed to provide the Company with the services as required by the contract such that Interdependence was overpaid based on what limited work it in fact did. For those reasons, and prior to any litigation, the Company terminated the contract for non-performance.

Following discovery and pleading activity, the Company and WaterChain entered into settlement negotiations with RDI to resolve this matter on a defense cost basis. The parties reached an amicable resolution and entered into a Settlement Agreement and Mutual and General Release on December 16, 2020 which provided for a less than defense cost resolution through a small payment of $20,000 and stock transfers on a monthly basis through December, 2021, with removal of restrictive legends occurring at six month intervals following each transfer. Notice of Settlement of Entire Case was filed with the Court in January, 2021, and all Court dates vacated. Once the stock transfers and restriction removals are completed, the action will be dismissed with prejudice. All parties are fully and timely performing under the Settlement Agreement, and no further issues or proceedings, or fees and costs, are anticipated.

On January 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “iKAHN Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in the County of Ontario against iKAHN Capital LLC (“iKAHN”). The case stems from the purported “Agreement for the Purchase and Sale of Future Receipts” that OriginClear and iKAHN Capital entered into on September 7, 2018 (the “iKAHN Agreement”). The iKAHN Plaintiffs are alleging that the iKAHN Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requesting that the Court declare the iKAHN Agreement void and unenforceable; that the Judgment that was entered against the iKAHN Plaintiffs on November 6, 2018 in the amount of $30,205 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the iKAHN Plaintiffs may be entitled.

On April 22, 2021, the iKAHN Plaintiffs and iKAHN agreed to settle the dispute on the following terms: (i) vacatur of the judgment obtained by iKAHN against the iKAHN Plaintiffs; (ii) release of any and all bank levies, liens, security interests, powers of attorney, and other encumbrances iKAHN may have against the iKAHN Plaintiffs; and (iii) dismissal of the action filed by the iKAHN Plaintiffs against iKAHN with prejudice. Accordingly, the iKAHN Plaintiffs no longer owe any further amounts to iKAHN with respect to the iKAHN Agreement.

On November 16, 2020, Progressive Water Treatment, Inc., OriginClear, Inc. and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Erie against Yellowstone Capital, LLC (“Yellowstone”). The case stems from the purported “Secured Merchant Agreement” that OriginClear and Yellowstone entered into on July 19, 2018 (the “Yellowstone Agreement”). The Yellowstone Plaintiffs are alleging that the Yellowstone Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requesting that the Court declare the iKAHN Agreement void and unenforceable; that the Judgment that was entered against the Yellowstone Plaintiffs on November 7, 2018 in the amount of $99,303 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the Yellowstone Plaintiffs may be entitled.

On December 4, 2020, Yellowstone filed a Motion to Dismiss the Yellowstone Plaintiffs’ Complaint. On January 5, 2021, Yellowstone’s Motion to Dismiss was granted.

On January 5, 2021, the Yellowstone Plaintiffs filed a Notice of Appeal to the Court’s Decision & Order granting Yellowstone’s Motion to Dismiss, and will be submitting a memoranda of law in support in the near future.

On October 12, 2020, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “GTR Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Ontario against GTR Source (“GTR”). The case stems from the purported Merchant Agreements that OriginClear and GTR entered into on July 20, 2018 and August 28, 2018 (together, the “GTR Agreements”). The GTR Plaintiffs are alleging that the GTR Agreements are, in fact, loans, and not merchant cash advances, and are in violation of New York’s usury laws, and requesting that the Court declare the GTR Agreements void and unenforceable; that the Judgment that was entered against the GTR Plaintiffs on March 20, 2019 in the amount of $143,083 be vacated; that the Settlement Agreement entered into by and between OriginClear and GTR, dated December 13, 2018, be declared void and unenforceable; restitution in the amount of $149,751; attorneys’ fees and costs; court costs and fees; and all other relief to which the GTR Plaintiffs may be entitled.

On October 16, 2020, the GTR Plaintiffs filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On October 23, 2020, the Court granted the GTR Plaintiffs’ request for a Temporary Restraining Order, which remains in effect as of the date hereof.

On November 25, 2020, the GTR Plaintiffs filed an Amended Complaint, which included 1 defendant, Tzvi “Steve” Reich, the President and Manager of GTR (together with GTR, the “GTR Defendants”), and 2 new causes of action: violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c), and Conspiracy, 18 U.S.C. § 1962(d). On December 1, 2021, the GTR Defendants removed the case to the United States District Court for the Western District of New York.

The GTR action is currently being litigated.

On September 21, 2020, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “C6 Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Boome against C6 Capital LLC (“C6 Capital”). The case stems from the purported “Purchase Agreement for the Sale of Receipts” that OriginClear and C6 Capital entered into on July 17, 2018 (the “C6 Agreement”). The C6 Plaintiffs are alleging that the C6 Agreement is, in fact, a loan, and not a merchant cash advance, and is in violation of New York’s usury laws, and requesting that the Court declare the C6 Agreement void and unenforceable; that the Judgment that was entered against the C6 Plaintiffs on November 7, 2018 in the amount of $64,337 be vacated; attorneys’ fees and costs; court costs and fees; and all other relief to which the C6 Plaintiffs may be entitled.

On March 12, 2021, the C6 Plaintiffs and C6 Capital agreed to settle the dispute on the following terms: (i) vacatur of the judgment obtained by C6 Capital against the C6 Plaintiffs; (ii) release of any and all bank levies, liens, security interests, powers of attorney, and other encumbrances C6 Capital may have against the C6 Plaintiffs; and (iii) dismissal of the action filed by the C6 Plaintiffs against C6 Capital with prejudice. Accordingly, the C6 Plaintiffs no longer owe any further amounts to C6 Capital with respect to the C6 Agreement. Furthermore, the sister-state judgment C6 Capital obtained against the C6 Plaintiffs in California is currently in the process of being vacated by stipulation.

On September 18, 2019, Expansion Capital Group, LLC (“Expansion”) filed a complaint against Progressive Water Treatment, Inc., Tener Riggs Eckelberry Jr., individually, and Marc Stevens, individually (collectively, the “Expansion Defendants”) in the District Court for the 429th Judicial District, Collin County, Texas alleging breach of a Business Loan Agreement (the “Business Loan”), dated July 9, 2018, under which Expansion loaned $300,000 to Progressive Water Treatment, Inc., with an expectation of being repaid $408,000.

On December 30, 2019, Expansion and the Expansion Defendants entered into a Settlement Agreement (the “Expansion Settlement”), pursuant to which the Expansion Defendants agreed to pay Expansion $252,000 in $10,500 monthly installments over a 24-month period.

The Expansion Defendants have retained legal counsel who will assert that the Business Loan and the Expansion Settlement are usurious transactions that should be declared and unenforceable against the Expansion Defendants.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements.

On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes.

On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. If granted, the Settlement Agreement would be declared void and unenforceable.

As of the date hereof, the Motion to Set Aside the Settlement Agreement has been fully briefed by the parties to the action; however, United States District Court for the District of Massachusetts has not yet established a schedule or issued a decision.

13.	CONCENTRATIONS

Major Customers

PWT had two major customers for the year ended December 31, 2020. The customers represented 34% of billings for the year ending December 31, 2020. The contract receivable balance for the customers was $149,070 at December 31, 2020.

PWT had four major customers for the year ended December 31, 2019. The customers represented 56% of billings for the year ending December 31, 2019. The contract receivable balance for the customers was $174,803 at December 31, 2019.

Major Suppliers

PWT had three major vendors for the year ended December 31, 2020. The vendors represented 45.2% of total expenses in the year ending December 31, 2020. The accounts payable balance due to the vendors was $170,963 at December 31, 2020. Management believes no risk is present with the vendors due to other suppliers being readily available.

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

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between January 4, 2021 and March 15, 2021, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one consultant an aggregate of 2,003,875 shares of the Company’s common stock.

Between January 5, 2021 and February 5, 2021, holders of convertible promissory notes converted an aggregate principal and interest amount of $61,007 into an aggregate of 6,354,895 shares of the Company’s common stock.

Between January 6, 2021 and March 15, 2021, the Company sold an aggregate of 1,471 shares of the Company’s Series M preferred stock for an aggregate purchase price of $29,425.

Between January 7, 2021 and May 10, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 2,396 shares of the Company’s Series R preferred stock for an aggregate purchase price of $2,395,750. The Company also issued an aggregate of 47,915,000 Series A warrants and 9,125,000 Series B warrants to the investors.

Between January 28, 2021 and April 30, 2021, the Company issued to consultants and one employee an aggregate of 9,894,429 shares of the Company’s common stock for services including an aggregate of 698,328 shares of common stock for settlement of prior consulting agreement.

Between February 11, 2021 and April 20, 2021, holders of Series J Preferred Stock converted an aggregate of 37.5 Series J shares into an aggregate of 1,097,991 shares, including make-good shares, of the Company’s common stock.

Between January 5, 2021 and April 20, 2021, holders of Series L Preferred Stock converted an aggregate of 465 Series L shares into an aggregate of 15,966,567 shares, including make-good shares, of the Company’s common stock.

Between January 13, 2021 and April 20, 2021, holders of Series O Preferred Stock converted an aggregate of 915 Series O shares into an aggregate of 23,879,570 shares of the Company’s common stock.

Between January 8, 2021 and April 20, 2021, holders of Series P Preferred Stock converted an aggregate of 234 Series P shares into an aggregate of 8,182,992 shares, including make-good shares, of the Company’s common stock.

Between January 8, 2021 and April 20, 2021, holders of Series Q Preferred Stock converted an aggregate of 160 Series Q shares into an aggregate of 4,120,832 shares of the Company’s common stock.

Between January 20, 2021 and April 20, 2021, holders of Series R Preferred Stock converted an aggregate of 451 Series R shares into an aggregate of 13,478,690 shares, including make-good shares, of the Company’s common stock.

Between February 11, 2021 and April 20, 2021, holders of Series S Preferred Stock converted an aggregate of 50 Series S shares into an aggregate of 1,269,302 shares of the Company’s common stock.

Between February 10 and April 15, 2021, the Company entered into exchange agreements with holders of the Company’s Series G Preferred Stock pursuant to which such holders exchanged an aggregate of 245 shares of Series G Preferred Stock for 245 shares of the Company’s Series S Preferred Stock.

Between March 17, 2021 and April 15, 2021, the Company issued an aggregate of 1,769 shares of the Company’s Series R Preferred Stock in exchange for an aggregate of 232 shares of Series I Preferred Stock, an aggregate of 1,297 Series K Preferred Stock, an aggregate of 120 Series M Preferred Stock and an aggregate of 120 Series O Preferred Stock.

On March 31, 2021, the Company issued an aggregate of 236,205 shares of the Company’s common stock as dividends to certain holders of Series O Preferred Stock.

On April 15, 2021, the Company issued an aggregate of 68,571 shares of the Company’s common stock in exchange for Series D-1 preferred stock.

On April 30, 2021, the Company was required to redeem 185 outstanding shares of Series G Preferred Stock but has not done so.

On February 5, 2021, the Company filed a certificate of designation (the “Series S COD”) of Series S Preferred Stock (the “Series S”) with the Secretary of State of Nevada. Pursuant to the Series S COD, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and will be entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S will not be entitled to any voting rights except as may be required by applicable law. The Series S will be convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends

On February 24, 2021, the Company filed a certificate of designation (the “Series T COD”) of Series T Preferred Stock (the “Series T”) with the Secretary of State of Nevada. Pursuant to the Series T COD, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and will be entitled to cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T will not be entitled to any voting rights except as may be required by applicable law. The Series T will be convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock.

On March 23, 2021, the Company filed a certificate of designation (the “Series U COD”) of Series U Preferred Stock (the “Series U”) with the Secretary of State of Nevada. Pursuant to the Series U COD, the Company designated 5,000 shares of preferred stock as Series U. The Series U a stated value of $1,000 per share, and will be entitled to cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly. The Series U will not be entitled to any voting rights except as may be required by applicable law. The Series U will be convertible into common stock of the Company in an amount determined by dividing 100% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price.

On April 19, 2021, the Company filed a certificate of designation (the “Series V COD”) of Series V Preferred Stock (the “Series V”) with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 40,000 shares of preferred stock as Series V. The Series V Preferred Stock has a stated value of $500 per share, and will be entitled to an annual distribution of 25% of annual net profits of a newly established, Company wholly-owned subsidiary, Water On Demand, Inc., paid within 3 months of subsidiary’s accounting year-end. The Series V will not be entitled to any voting rights except as may be required by applicable law. The Series V will be convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series V Stock at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits.

On April 28, 2021, the Company filed a certificate of designation (the “Series W COD”) of Series W Preferred Stock (the “Series W”) with the Secretary of State of Nevada. Pursuant to the Series W COD, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and will be entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W will not be entitled to any voting rights except as may be required by applicable law. The Series W will be convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends.