Form 10-Q
period 2021-03-31
ORIGINCLEAR, INC.
filed 2021-08-04
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-147980

ORIGINCLEAR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13575 58th Street North

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

As of August 3, 2021 there were 194,042,516 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$539,731	$409,591
Restricted cash - Preferred shares	18,426	6,530
Contracts receivable	505,458	438,430
Contract assets	70,433	148,734
Inventory assets	1,900	-
Other receivable	5,114	3,799
Prepaid expenses	13,223	52,728

TOTAL CURRENT ASSETS	1,154,285	1,059,812

NET PROPERTY AND EQUIPMENT	246,576	258,206

OTHER ASSETS
Long term asset for sale	630,000	-
Fair value investment-securities	53,200	8,000
Trademark	4,467	4,467

TOTAL OTHER ASSETS	687,667	12,467

TOTAL ASSETS	$2,088,528	$1,330,485

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$1,306,026	$1,304,803
Accrued expenses	1,537,209	1,542,816
Cumulative preferred stock dividends payable	273,869	256,274
Contract liabilities	324,479	340,551
Capital lease, current portion	9,088	9,088
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	342,896	342,896
Loan payable, related party	71,136	94,883
Loans payable, SBA	505,000	505,000
Derivative liabilities	28,016,667	12,310,307
Series F 8% Preferred Stock, 175 shares issued and outstanding, redeemable value of $175,000 and $175,000 respectively	175,000	175,000
Series F 8% Preferred Stock, 100 shares issued and outstanding, redeemable value of $100,000 and $100,000 respectively	100,000	100,000
Series G 8% Preferred Stock, 220 and 430 shares issued and outstanding, respectively, redeemable value of $220,000 and $430,000, respectively	220,000	430,000
Series I 8% Preferred Stock, 725 and 797 shares issued and outstanding, respectively, redeemable value of $725,000 and $797,400, respectively	725,000	797,400
Series K 8% Preferred Stock, 2,677 and 3,160 shares issued and outstanding, respectively, redeemable value of $2,676,650 and $3,160,417, respectively	2,676,650	3,160,417
Convertible promissory notes, net of discount of $57,854 and $17,929, respectively	2,136,004	1,223,228

Total Current Liabilities	38,585,477	22,759,116

Long Term Liabilities
Capital lease, long term portion	5,713	7,985
Convertible promissory notes, net of discount of $0 and $0, respectively	932,275	1,877,275

Total Long Term Liabilities	937,988	1,885,260

Total Liabilities	39,523,465	24,644,376

COMMITMENTS AND CONTINGENCIES (See Note 11)

Series J Convertible Preferred Stock, 240 and 273 shares issued and outstanding, respectively, redeemable value of $240,000 and $272,500, respectively	240,000	272,500
Series L Convertible Preferred Stock, 831 and 1,132 shares issued and outstanding, respectively redeemable value of 830,825 and 1,132,084, respectively	830,825	1,132,084
Series M Preferred Stock, 40,340 and 42,213 shares issued and outstanding, respectively, redeemable value of $1,009,750 and $1,060,325, respectively	1,009,750	1,060,325
Series O 8% Convertible Preferred Stock, 1,406 and 1,995 shares issued and outstanding, respectively, redeemable value of $1,405,500 and $1,995,000, respectively	1,405,500	1,995,000
Series P Convertible Preferred Stock, 231 and 357 shares issued and outstanding, respectively redeemable value of $230,500 and $356,500, respectively	230,500	356,500
Series Q 12% Convertible Preferred Stock, 951 and 1,025 shares issued and outstanding, respectively, redeemable value of $951,000 and $1,025,000, respectively	951,000	1,025,000
Series R 10% Convertible Preferred Stock, 2,268 and 490 shares issued and outstanding, respectively, redeemable value of $2,267,667 and $490,000, respectively	2,267,667	490,000
Series S 10% Convertible Preferred Stock, 165 and 0 shares issued and outstanding, respectively, redeemable value of $165,000 and $0, respectively	165,000	-
Series T 10% Convertible Preferred Stock, 630 and 0 shares issued and outstanding, respectively, redeemable value of $630,000 and $0, respectively	630,000
	7,730,242	6,331,409

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized, 1,000 shares of Series C issued and outstanding, respectively	-	-
32,500,000 shares of Series D-1 issued and outstanding, respectively	3,250	3,250
1,537,213 shares of Series E issued and outstanding, respectively	154	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized, 112,898,030 and 65,052,688 shares issued and outstanding, respectively	11,289	6,505
Additional paid in capital - Common stock	68,635,978	64,265,217
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(113,915,718)	(94,020,294)

TOTAL SHAREHOLDERS' DEFICIT	(45,165,179)	(29,645,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,088,528	$1,330,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Sales	$796,178	$1,092,438

Cost of Goods Sold	691,521	879,145

Gross Profit	104,657	213,293

Operating Expenses
Selling and marketing expenses	431,508	374,923
General and administrative expenses	818,553	549,911
Research and development	-	28,982
Depreciation and amortization expense	11,631	11,361

Total Operating Expenses	1,261,692	965,177

Loss from Operations	(1,157,035)	(751,884)

OTHER INCOME (EXPENSE)
Other income	1	4,000
Loss on exchange of preferred stock	(40,000)	-
(Loss) gain on conversion of preferred stock	(790,812)	1,229
Unrealized gain (loss) on investment securities	45,200	(5,200)
(Loss) gain on net change in derivative liability and conversion of debt	(15,651,708)	22,530,870
Interest expense	(263,221)	(177,601)

TOTAL OTHER (EXPENSE) INCOME	(16,700,540)	22,353,298

NET (LOSS) INCOME	$(17,857,575)	$21,601,414

Warrants deemed dividends	$(2,037,849)	$-

NET (LOSS) INCOME ATTRIBUTABLE TO SHAREHOLDERS	$(19,895,424)	$21,601,414

BASIC (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.19)	$3.33

DILUTED (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.19)	$0.22

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	91,595,414	6,494,377

DILUTED	91,595,414	100,433,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE THREE

MONTHS ENDED MARCH 31, 2021 AND 2020

	THREE MONTHS ENDED MARCH 31, 2020
							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-in-	Subscription	Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2019	40,674,799	$4,067	4,854,993	$486	$64,915,364	$-	$(134)	$(107,281,659)	$(42,361,876)	$2,204,025

Common stock issuance for conversion of debt and accrued interest	-	-	2,180,848	218	77,529	-	-	-	77,747

Common stock issued at fair value for services	-	-	622,181	62	61,803	-	-	-	61,865

Common stock issued for conversion of Series E Preferred stock	(602,436)	(60)	30,124	3	57	-	-	-	-

Common stock issued for conversion of Series L Preferred stock	-	-	875,238	88	42,412	-	-	-	42,500	42,500

Issuance of Series K Preferred stock	-	-	-	-	-	-	-	-	-	795,250

Issuance of Series L Preferred stock through a private placement associated with the Series k Preferred note	-	-	-	-	-	-	-	-	-	447,620

Exchange of Series G Preferred stock to Series K Preferred stock	-	-	-	-	(100)	-	-	-	(100)	100,000

Exchange of Series G Preferred stock to Series L Preferred stock	-	-	-	-	-	-	-	-	-	50,000

Reclassification of non-cash adjustment	-	-	-	-	(46,260)	-	-	-	(46,260)

Reclassification to mezzanine	-	-	-	-	(42,400)	-	-	-	(42,400)	1,933,055

Gain on conversion of Series L Preferred stock	-	-	-	-	(1,229)	-	-	-	(1,229)

Comprehensive gain	-	-	-	-	-	-	1	-	1

Net Income	-	-	-	-	-	-	-	21,601,414	21,601,414

Balance at March 31, 2020	40,072,363	4,007	8,563,384	$857	65,007,176	$-	(133)	(85,680,245)	(20,668,338)	$5,572,450

	THREE MONTHS ENDED MARCH 31, 2021
							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid-in-	Subscription	Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2020	34,038,213	3,404	65,052,688	6,505	64,265,217	100,000	(132)	(94,020,294)	(29,645,300)	$6,331,409

Rounding	-	-	-	-	(2)	-	-	-	(2)	-

Common stock issuance for conversion of debt and accrued interest	-	-	6,354,895	635	60,372	-	-	-	61,007	-

Common stock issued at fair value for services	-	-	4,766,280	477	338,643	-	-	-	339,120	-

Common stock issued for conversion of Series J Preferred stock	-	-	978,726	98	32,402	-	-	-	32,500	(32,500)

Common stock issued for conversion of Series L Preferred stock	-		9,988,447	999	300,260	-	-	-	301,259	(301,259)

Common stock issued for Series O Preferred stock dividends	-	-	236,205	24	(24)	-	-	-	-	-

Common stock issued for conversion of Series O Preferred stock	-	-	12,844,190	1,284	468,216	-	-	-	469,500	(469,500)

Common stock issued for conversion of Series P Preferred stock	-	-	6,583,405	658	125,342	-	-	-	126,000	(126,000)

Common stock issued for conversion of Series Q Preferred stock	-	-	2,052,526	205	73,795	-	-	-	74,000	(74,000)

Common stock issued for conversion of Series R Preferred stock	-	-	2,891,618	289	98,211	-	-	-	98,500	(98,500)

Common stock issued for conversion of Series S Preferred stock	-	-	1,149,050	115	44,885	-	-	-	45,000	(45,000)

Issuance of Series M Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	29,425

Issuance of Series R Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	1,080,000

Issuance of Series T Preferred stock in exchange for property	-	-	-	-	-	-	-	-	-	630,000

Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	-	-	-	-	-	-	-	210,000

Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	72,400

Exchange of Series K Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	483,767

Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	40,000

Loss on conversion of Preferred Stock	-	-	-	-	790,812	-	-	-	790,812	-

Issuance of common stock warrants deemed dividends	-	-	-	-	2,037,849	-	-	-	2,037,849	-

Net Income	-	-	-	-	-	-	-	(19,895,424)	(19,895,424)	-

Balance at March 31, 2021	34,038,213	$3,404	112,898,030	$11,289	$68,635,978	$100,000	$(132)	$(113,915,718)	$(45,165,179)	$7,730,242

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(17,857,575)	$21,601,414
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,631	11,361
Common stock issued for services	339,120	61,865
Loss (Gain) on net change in valuation of derivative liability	15,651,708	(22,530,870)
Debt discount recognized as interest expense	14,729	-
Net unrealized loss (gain) on fair value of security	(45,200)	5,200
Loss on exchange of preferred stock	40,000	-
Loss (Gain) on conversion of preferred stock	790,812	(1,229)
Convertible note receivable	-	(4,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	(67,028)	195,577
Contract asset	78,301	(195,769)
Inventory asset	(1,900)	-
Prepaid expenses and other assets	39,505	37,912
Other receivable	(1,315)	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	5,723	11,123
Accrued expenses	17,896	70,043
Contract liabilities	(16,072)	(195,565)
Customer deposit	-	6,738

NET CASH USED IN OPERATING ACTIVITIES	(999,665)	(926,200)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,500)	-

CASH USED IN INVESTING ACTIVITIES	(4,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(2,272)	(2,272)
Promissory note payable, related party	-	5,000
Loan payable financing, net	-	(60,637)
Loan payable, related party, net	(23,747)	(21,882)
Net cumulative preferred stock dividends payable	17,595	17,427
Proceeds from convertible promissory notes	60,000	-
Payments on promissory notes	(14,800)	-
Net proceeds for issuance of preferred stock for cash - mezzanine	1,109,425	795,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,146,201	732,886

NET INCREASE (DECREASE) IN CASH	142,036	(193,314)

CASH BEGINNING OF PERIOD	416,121	490,614

CASH END OF PERIOD	$558,157	$297,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,281	$7,086
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$61,007	$77,747
Issuance of Series T preferred shares in exchange for property	$630,000	$-
Issuance of Series O dividends	$24	$-
Preferred stock converted to common stock	$1,146,759	$-
Fair value of derivative at issuance	$54,652	$-
Exchange from mezzanine to liability	$766,167	$-
Issuance of warrants deemed dividends	$2,037,849	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2021

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.

We have taken initial steps in a new direction implementing Water On Demand as a potential revenue source. During the period ended March 31, 2021, the Company ventured into acquiring real estate assets to finance water projects. Ivan Anz, OriginClear advisor and founder of strategic partner Philanthroinvestors® Inc. invested certain real estate assets through an asset purchase agreement. Per the asset purchase agreement, in exchange for preferred stock and warrants, the Company received real property valued at $630,000. The real property has been listed actively on the market to be sold. It is our plan to convert the asset into cash through sale, but we may choose to accept debt financing to leverage cash from the real property. We intend to apply the proceeds received from the sale of the real property to finance water systems either in support of standard equipment sales by our subsidiary Progressive Water Treatment (“PWT”), or for the newer Water On Demand pre-funded water systems, or any combination thereof.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving profitable operations and receiving additional cash infusions. During the three months ended March 31, 2021, the Company obtained funds from sales of its preferred stock. Management believes this funding will continue from its current investors and from new investors. The Company also generated revenue of $796,178 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2021 and 2020, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Three Months Ended March 31,
	2021	2020
(Loss) Income to common shareholders (Numerator)	$(19,895,424)	$21,601,414

Basic weighted average number of common shares outstanding (Denominator)	91,595,414	6,494,377

Diluted weighted average number of common shares outstanding (Denominator)	91,595,414	100,433,377

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
March 31, 2021
Warrant shares	58,345,384	-
Convertible debt shares	414,033,974	-
Preferred shares	34,088,172	-

March 31, 2020
Warrant shares	122,044	-
Convertible debt shares	97,207,689	93,939,000
Preferred shares	40,073,167	-

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. There was no allowance for doubtful accounts as of March 31, 2021 and December 31, 2020, respectively. The net contract receivable balance was $505,458 and $438,430 at March 31, 2021 and December 31, 2020, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2021 and December 31, 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 and $28,982 for the three months ended March 31, 2021 and 2020, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $53,822 and $31,298 for the three months ended March 31, 2021 and 2020, respectively.

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

Depreciation expense during the three months ended March 31, 2021 and 2020, was $11,631 and $11,361, respectively.

Inventory

The Company expenses inventory on a first in, first out basis, and had raw materials of $1,900 and $0 as of March 31, 2021 and December 31, 2020, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities	$53,200	$53,200	$-	$-
Total Assets measured at fair value	$53,200	$53,200	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, March 31, 2021	$28,016,667	$-	$-	$28,016,667
Total liabilities measured at fair value	$28,016,667	$-	$-	$28,016,667

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2021	$12,310,307
Fair value at issuance	54,652
Loss on conversion of debt and change in derivative liability	15,651,708
Balance as of March 31, 2021	$28,016,667

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/2021
Risk free interest rate	.07% - 2.43%
Stock volatility factor	20.0% - 238.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock do not have any conversion rights. The Series C preferred stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of March 31, 2021, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of March 31, 2021, there were 32,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not have any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holder’s discretion upon 61 days’ written notice. As of March 31, 2021, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not have any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the year ended December 31, 2020, the Company exchanged 1,278 shares of Series F preferred stock for 1,278 shares of Series Q preferred stock. On October 19, 2020, 125 shares of Series F preferred stock were exchanged for 125 shares of Series O preferred stock and 31 shares of Series P preferred stock. As of December 31, 2020, there were 275 shares of Series F preferred stock issued and outstanding. As of December 31, 2020, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022, and the Company agreed to pay such holder, in addition to any dividends payable on such holder’s Series F preferred stock, an annual fee of 4% of the stated value of such holder’s shares of Series F preferred stock. Excluding such 100 shares, as of March 31, 2021, the Company had 175 outstanding shares of Series F preferred stock which the Company was required to, and failed to redeem on September 1, 2020, and was in default for an aggregate redemption price (equal to the stated value) of $175,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. During the year ended December 31, 2020, 100 shares of Series G preferred stock were exchanged for Series K preferred stock. During the three months ended March 31, 2021, 210 shares of Series G preferred stock were exchanged for 210 shares of Series S preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 220 shares of Series G preferred stock issued and outstanding.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I are not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the three months ended March 31, 2021, 72 shares of Series I preferred stock were exchanged for 72 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 725 shares of Series I preferred stock issued and outstanding.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain prior investors. During the three months ended March 31, 2021, the Company issued 978,726 shares of common stock upon the conversion of 32.5 shares of Series J preferred stock. For the period ended March 31, 2021, the Company recognized a loss on conversion of Series J preferred stock in the amount of $58,032. As of March 31, 2021, there were 240 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not be entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company will have the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the three months ended March 31, 2021, 484 shares of Series K preferred stock were exchanged for 484 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 2,677 shares of Series K preferred stock issued and outstanding.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain Make-Good Shares for certain prior investors. During the three months ended March 31, 2021, the Company issued an aggregate of 9,988,447 shares of common stock upon conversion of 301 shares of Series L preferred stock. For the period ended March 31, 2021, the Company recognized a loss on conversion of Series L preferred stock in the amount of $442,063. As of March 31, 2021, there were 831 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M preferred stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M preferred stock. Each share of Series M preferred stock has a stated value of $25. The Series M preferred stock is not convertible into common stock. The holders of outstanding shares of Series M preferred stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M preferred stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M preferred stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M preferred stock. The Series M preferred stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M preferred stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M preferred stock, redeem any or all of the then outstanding shares of Series M preferred stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the year ended December 31, 2020, prior to the terms of the Series M preferred stock being amended, holders of Series M preferred stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. During the three months ended March 31, 2021, the Company issued an aggregate of 1,177 shares of Series M preferred stock for an aggregate purchase price of $29,425 and exchanged an aggregate of 3,200 shares of Series M preferred stock for 120 shares of Series R preferred stock. As of March 31, 2021, there were 40,340 shares of Series M preferred stock issued and outstanding. The Company recognized a loss on exchange of Series M preferred stock to Series R preferred stock in the amount of $40,000.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2021, the Company issued an aggregate of 12,844,190 shares of common stock upon conversion of 469.5 shares of Series O preferred stock and exchanged an aggregate of 120 shares of Series O preferred stock for 120 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 1,406 shares of Series O preferred stock issued and outstanding, and the Company issued an aggregate of 236,205 shares of common stock in prorated 4% annualized dividends.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the three months ended March 31, 2021, the Company issued an aggregate of 6,583,405 shares of common stock upon conversion of 126 shares of Series P preferred stock. For the period ended March 31, 2021, the Company recognized a loss on conversion of Series P preferred stock in the amount of $290,717. As of March 31, 2021, there were 231 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q preferred stock. The Series Q preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q preferred stock. The Series Q preferred stock does not have voting rights except as required by law. The Series Q preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q preferred stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series Q preferred stock at any time while the Series Q preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2021, the Company issued an aggregate of 2,052,526 shares of common stock upon conversion of 74 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 951 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R preferred stock. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R preferred stock holders are not entitled to any voting rights except as may be required by applicable law. The Series R preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the three months ended March 31, 2021, the Company issued an aggregate of 1,080 shares of Series R preferred stock for an aggregate purchase price of $1,080,000 and exchanged an aggregate of 72 shares of Series I preferred stock, 484 shares of Series K preferred stock, 3,200 shares of Series M preferred stock, and 120 shares of Series O preferred stock for an aggregate of 796 shares of Series R preferred stock, and issued an aggregate of 2,891,619 shares of common stock upon conversion of 98.5 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 2,268 shares of Series R preferred stock along with 47,323,340 A warrants and 10,900,000 B warrants issued and outstanding with a fair value of $2,477,366. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the three months ended March 31, 2021, the Company issued an aggregate 210 shares of Series S preferred stock in exchange for an aggregate of 210 Series G preferred stock and issued an aggregate of 1,149,050 shares of common stock upon conversion of 45 shares of Series S preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2021, there were 165 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to Ivan Anz (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”).  Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company's Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company's common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company's common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development.

As of March 31, 2021, the real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital.

As of March 31, 2021, the Company accrued aggregate dividends in the amount of $273,869 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S and Series T preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

The Company has 16,000,000,000 authorized shares of common stock with a par value of $0.0001.

Three months ended March 31, 2021

The Company issued 6,354,895 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $37,500, plus interest in the amount of $23,507, at a conversion price of $0.00955.

The Company issued 4,766,280 shares of common stock for services at fair value of $339,120, at share prices ranging from $0.0351 - $0.124.

The Company issued 236,205 shares of common stock for preferred stock dividends payable.

The Company issued 36,487,963 shares of common stock upon conversion of 1,251 shares of preferred stock.

Three months ended March 31, 2020

The Company issued 2,180,848 shares of common stock for the settlement of convertible promissory notes in an aggregate principal in the amount of $67,362, plus interest in the amount of $10,385, at conversion prices of $0.025 to $0.045.

The Company issued 622,181 shares of common stock for services at fair value of $61,865, at share prices ranging from $0.07 - $0.13.

The Company issued 30,124 shares of common stock upon conversion of 602,436 shares of Series E preferred stock.

The Company issued 875,238 shares of common stock upon conversion of 43 shares of Series L preferred stock.

4.	RESTRICTED STOCK AND WARRANTS

Restricted Stock to CEO

Between May 12, 2016, and March 1, 2021, the Company entered into Restricted Stock Grant Agreements (“the RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGAs are performance based shares. The RSGAs provides for the issuance of up to an aggregate of 202,109,214 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 101,054,607 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 101,054,607 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance.

Restricted Stock to Employees, Board and Consultants

Between May 12, 2016, and March 1, 2021, the Company entered into Restricted Stock Grant Agreements (“the E, B &C RSGAs”) with its employees, the Board and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E, B &C RSGAs are performance based shares. The E, B &C RSGAs provide for the issuance of up to 195,506,929 shares of the Company’s common stock to employees, Board and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 97,753,465 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 97,753,465 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance.

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

During the three months ended March 31, 2021, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one consultant an aggregate of 2,003,875 shares of the Company’s common stock with a value of $142,398, calculated using the closing share prices on the dates of the vesting agreements.

Warrants

During the three months ended March 31, 2021, the Company issued warrants to purchase 42,423,340 shares of common stock, associated with the Series R preferred stock. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2021.

	2021
		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding - beginning of year	15,922,044	$4.24
Granted	42,423,340	$0.06
Exercised	-	-
Forfeited	-	-
Outstanding - end of year	58,345,384	$1.11

At March 31, 2021 and 2020, the weighted average remaining contractual life of warrants outstanding was as follows:

	2021
			Weighted Average
			Remaining
Exercise	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.05	47,323,340	47,323,340	0.13 - 1.0
$0.10	10,900,000	10,900,000	0.64 - 0.94
$500.00	122,044	122,044	0.37
	58,345,384	58,345,384

At March 31, 2021, the aggregate intrinsic value of the warrants outstanding was $1,115,026.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of discount	$3,068,679
Less current portion	2,136,004
Total long-term liabilities	$932,275

Maturities of long-term debt for the next three years are as follows:

Year Ending March 31,	Amount
2022	2,193,858
2023	870,000
2024	62,275
$3,126,133

At March 31, 2021, the Company had $3,126133 in convertible promissory notes and has a remaining debt discount $57,854, leaving a net balance of $3,068,679.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the three months ended March 31, 2021, the Company issued 6,354,894 shares of common stock, upon conversion of $37,500 in principal, plus accrued interest of $23,507. As of March 31, 2021, the 2014-2015 Notes had an aggregate remaining balance of $973,650, of which $90,000 is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of March 31, 2021, the remaining balance was $62,275, which is long term.

The Company issued various unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes. The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of March 31, 2021, the remaining balance of the 2015-2016 Notes was $780,000, which is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2021, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of March 31, 2021, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of March 31, 2021, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note matures on November 19, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $4,996 during the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company paid off $14,800 in cash, of the Nov 20 Note. As of March 31, 2021, the remaining balance of the Nov 20 Note was $14,200, which is short term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note matures on January 25, 2022, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $9,732 during the three months ended March 31, 2021. As of March 31, 2021, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements as of March 31, 2021 was $28,016,667.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Equipment Contracts	$502,441	$763,157
Component Sales	265,135	318,074
Services Sales	20,488	11,207
Rental Income	8,114	-
	$796,178	$1,092,438

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ended March 31, 2021 and for the year ended December 31, 2020, was $70,433 and $148,734, respectively. The contract liability for the three months ended March 31, 2021 and for the year ended December 31, 2020, was $324,479 and $340,551, respectively.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of March 31, 2021, the note included principal of $80,000 plus accrued interest of $16,000 for a total of $133,879. The Note was considered impaired as of March 31, 2021, and an allowance was recognized in the financials in the amount of $133,879, during the year ended December 31, 2020, due to impairment.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into 1,000 shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of March 31, 2021, the fair value of the preferred shares was $53,200.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2019, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of March 31, 2021 and December 31, 2020 was $342,896 and $342,896, respectively.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. During the period ended March 31, 2021, the CEO loaned the Company $50,000, and the Company made principal payments in the amount of $64,017, and recorded interest of $3,651, leaving a balance of $71,136 as of March 31, 2021.

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

As of March 31, 2021, the maturities are summarized as follows:

Capital lease	$14,801
Less current portion	9,088
Total long-term liabilities	$5,713

10.	FOREIGN SUBSIDIARY

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

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the three months ended March 31, 2021.

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

On January 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “iKAHN Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in the County of Ontario against iKAHN Capital LLC (“iKAHN”). The case stems from the purported “Agreement for the Purchase and Sale of Future Receipts” that OriginClear and iKAHN Capital entered into on September 7, 2018 (the “iKAHN Agreement”). The iKAHN Plaintiffs alleged that the iKAHN Agreement is, in fact, a loan that violates New York’s usury laws, and requested that the Court declare the iKAHN Agreement void and unenforceable; vacatur of the judgment entered against the iKAHN Plaintiffs on November 6, 2018 in the amount of $30,205; an award of attorneys’ fees and costs, and court costs and fees; and any and all other relief the iKAHN Plaintiffs may be entitled to. On April 22, 2021, the iKAHN Plaintiffs and iKAHN settled the dispute on the following terms: (i) vacatur of the judgment obtained by iKAHN against the iKAHN Plaintiffs; (ii) release of any and all bank levies, liens, security interests, powers of attorney, and other encumbrances iKAHN may have against the iKAHN Plaintiffs; and (iii) dismissal of the action filed by the iKAHN Plaintiffs against iKAHN with prejudice. Accordingly, the iKAHN Plaintiffs no longer owe any further amounts to iKAHN with respect to the iKAHN Agreement.

On November 16, 2020, Progressive Water Treatment, Inc., OriginClear, Inc. and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Erie against Yellowstone Capital, LLC (“Yellowstone”). The case stems from the purported “Secured Merchant Agreement” that OriginClear and Yellowstone entered into on July 19, 2018 (the “Yellowstone Agreement”). The Yellowstone Plaintiffs alleged that the Yellowstone Agreement is, in fact, a loan that violates New York’s usury laws, and requested that the Court declare, and requested that the Court declare the Yellowstone Agreement void and unenforceable; vacatur of the judgment entered against the judgment that was entered against the Yellowstone Plaintiffs on November 7, 2018 in the amount of $99,303; an award of attorneys’ fees and costs, and court costs and fees; and all other relief to which the Yellowstone Plaintiffs may be entitled. On December 4, 2020, Yellowstone filed a Motion to Dismiss the Yellowstone Plaintiffs’ Complaint. On January 5, 2021, Yellowstone’s Motion to Dismiss was granted. On January 5, 2021, the Yellowstone Plaintiffs appealed the trial court’s decision & order granting Yellowstone’s Motion to Dismiss to the New York Supreme Court Appellate Division, Fourth Department. On May 11, 2021, the Yellowstone Plaintiffs filed their opening memorandum of law in support of appeal. On May 24, 2021, Yellowstone filed a letter requesting an extension of its time to respond. The appellate court granted Yellowstone’s request and extended its time to respond to July 12, 2021. On June 25, 2021, Yellowstone filed a second letter requesting an extension of its time to respond. The appellate court granted Yellowstone’s request and extended its time to respond to August 11, 2021.

On October 12, 2020, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “GTR Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Ontario against GTR Source LLC (“GTR”). The case stems from the purported Merchant Agreements that OriginClear and GTR entered into on July 20, 2018 and August 28, 2018 (together, the “GTR Agreements”). The GTR Plaintiffs allege that the GTR Agreements are, in fact, loans, and not merchant cash advances, and are in violation of New York’s usury laws, and requesting that the Court declare the GTR Agreements void and unenforceable; that the Judgment that was entered against the GTR Plaintiffs on March 20, 2019 in the amount of $143,083 be vacated; that the Settlement Agreement entered into by and between OriginClear and GTR, dated December 13, 2018, be declared void and unenforceable; restitution in the amount of $149,751; attorneys’ fees and costs; court costs and fees; and all other relief to which the GTR Plaintiffs may be entitled. On October 16, 2020, the GTR Plaintiffs filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On October 23, 2020, the Court granted the GTR Plaintiffs’ request for a Temporary Restraining Order, which remains in effect as of the date hereof. On November 25, 2020, the GTR Plaintiffs filed an amended complaint, which included 1 defendant, Tzvi “Steve” Reich, the President and Manager of GTR (together with GTR, the “GTR Defendants”), and 2 new causes of action: violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c), and Conspiracy, 18 U.S.C. § 1962(d) (the “Amended Complaint”). On December 1, 2020, the GTR Defendants removed the case to the United States District Court for the Western District of New York. On March 12, 2021, the GTR Defendants filed a Motion to Dismiss the Amended Complaint. As of the date hereof, the Motion to Dismiss has been fully briefed by the parties to the action; however, the United States District Court for the Western District of New York has not yet scheduled oral argument or issued a decision on the GTR Defendants’ motion.

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

On September 18, 2019, Expansion Capital Group, LLC (“Expansion”) filed a complaint against Progressive Water Treatment, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Defendants”) in the District Court for the 429th Judicial District, Collin County, Texas alleging breach of a Business Loan Agreement (the “Business Loan”), dated July 9, 2018, under which Expansion loaned $300,000 to Progressive Water Treatment, Inc., with an expectation of being repaid $408,000. On December 30, 2019, Expansion and the Expansion Defendants entered into a Settlement Agreement (the “Expansion Settlement”), pursuant to which the Expansion Defendants agreed to pay Expansion $252,000 in $10,500 monthly installments over a 24-month period. On December 9, 2020, the Expansion Defendants filed an against Expansion in the District Court for the 429th Judicial District, Collin County, Texas alleging that the Business Loan and Expansion Settlement constitute a usurious loan, in violation of Texas law (the “Expansion Action”). As of the date hereof, counsel for Expansion and the Expansion Defendants are currently engaged in settlement negotiations concerning the Expansion Action.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements. On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes. On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. If granted, the Settlement Agreement would be declared void and unenforceable. As of the date hereof, the Motion to Set Aside the Settlement Agreement has been fully briefed by the parties to the action; however, the United States District Court for the District of Massachusetts has not yet scheduled oral argument or issued a decision on OriginClear’s motion.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between April 1, 2021 and June 14, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1,376 shares of the Company’s Series R preferred stock for an aggregate purchase price of $1,375,750. The Company also issued an aggregate of 27,515,000 Series A warrants and 4,375,000 Series B warrants to the investors.

Between April 6, 2021 and July 30, 2021, the Company issued to consultants and one employee an aggregate of 11,435,515 shares of the Company’s common stock for services including an aggregate of 531,633 shares of common stock for settlement of prior consulting agreement.

Between April 20, 2021 and May 26, 2021, holders of Series J preferred stock converted an aggregate of 15 Series J shares into an aggregate of 225,198 shares, including make-good shares, of the Company’s common stock.

Between April 6, 2021 and May 24, 2021, holders of Series L preferred stock converted an aggregate of 172 Series L shares into an aggregate of 5,277,307 shares, including make-good shares, of the Company’s common stock.

Between April 1, 2021 and May 26, 2021, holders of Series O preferred stock converted an aggregate of 571 Series O shares into an aggregate of 13,797,188 shares of the Company’s common stock.

Between April 1, 2021 and May 26, 2021, holders of Series P preferred stock converted an aggregate of 149 Series P shares into an aggregate of 2,056,421 shares, including make-good shares, of the Company’s common stock.

Between April 20, 2021 and July 22, 2021, holders of Series Q preferred stock converted an aggregate of 336 Series Q shares into an aggregate of 8,258,220 shares of the Company’s common stock.

Between April 1, 2021 and July 22, 2021, holders of Series R preferred stock converted an aggregate of 826 Series R shares into an aggregate of 23,806,269 shares, including make-good shares, of the Company’s common stock.

Between April 20, 2021 and July 22, 2021, holders of Series S preferred stock converted an aggregate of 90 Series S shares into an aggregate of 2,196,324 shares of the Company’s common stock.

On July 20, 2021, holders of Series U preferred stock converted an aggregate of 100 Series U shares into an aggregate of 1,888,694 shares of the Company’s common stock

Between July 20, 2021 and July 22, 2021, holders of Series W preferred stock converted an aggregate of 175 Series W shares into an aggregate of 4,463,400 shares of the Company’s common stock

Between April 14, 2021 and June 23, 2021, the Company entered into exchange agreements with holders of the Company’s Series G preferred stock pursuant to which such holders exchanged an aggregate of 155 shares of Series G preferred stock for 155 shares of the Company’s Series S preferred stock.

Between April 5, 2021 and June 15, 2021, the Company issued an aggregate of 1,598 shares of the Company’s Series R preferred stock in exchange for an aggregate of 15 shares of Series G preferred stock, an aggregate of 245 shares of Series I preferred stock and an aggregate of 1,338 Series K preferred stock.

On May 24, 2021, the Company issued an aggregate of 15 shares of the Company’s Series Q preferred stock in exchange for an aggregate of 15 shares of Series F preferred stock.

Between May 21, 2021 and July 21, 2021, the Company issued an aggregate of 608 shares of the Company’s Series W preferred stock in exchange for an aggregate of 245 shares of Series I preferred stock and an aggregate of 363 shares of Series K preferred stock.

On April 15, 2021, the Company issued an aggregate of 68,571 shares of the Company’s common stock in exchange for Series D-1 preferred stock.

On April 30, 2021, the Company was required to redeem 185 outstanding shares of Series G preferred stock but did not do so. As of the date of this filing, there are 50 shares of Series G preferred stock outstanding.

Between May 2, 2021 and June 10, 2021, the Company was required to redeem 285 outstanding shares of Series I preferred stock but did not do so. As of the date of this filing, there are 235 shares of Series I preferred stock outstanding.

On June 14, 2021, holders of convertible promissory notes converted an aggregate principal and interest amount of $72,698 into an aggregate of 7,572,727 shares of the Company’s common stock.

On June 30, 2021, the Company issued an aggregate of 98,652 shares of the Company’s common stock as dividends to certain holders of Series O preferred stock.

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

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and will not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. Between June 30, 2021 and July 7, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 150 shares of the Company’s Series U preferred stock for an aggregate purchase price of $150,000. The Company also issued an aggregate of 1,500,000 Series A warrants to the investors.

On July 20, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock, and filed a certificate of designation for a new series of Series V preferred stock (the “Series V”), with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 40,000 shares of preferred stock as Series V. The Series V has a stated value of $500 per share, and will be entitled to an annual distribution of 25% of annual net profits of newly established, Company wholly-owned, Water On Demand subsidiaries, designated by each Holder, paid within 3 months of subsidiary’s accounting year-end. The Series V will not be entitled to any voting rights except as may be required by applicable law. The Series V will be convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

These capabilities include:

-	The Company’s original technology developments, known as Electro Water Separation™ and Advanced Oxidation (AOx™), which are not being pursued commercially at this time.

-	The Intellectual Property of Daniel M. Early, consisting of five patents and related knowhow and trade secrets, which are intended to take the place of the applications for the company’s original technology developments.

-	Progressive Water Treatment Inc. (“PWT”) a wholly-owned subsidiary based in Dallas, Texas which is responsible for the bulk of the company’s revenue, specializing in Engineered Solutions (custom treatment systems).

-	Modular Water Systems (“MWS”), a division based at PWT, which implements the Daniel M. Early Intellectual Property.

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

Under such a plan, a business can outsource its wastewater treatment by simply signing on the dotted line; instantly avoiding most capital expense, and the trouble of managing something that is a distraction from their core business.

We believe this is financially and operationally attractive to industrial, agricultural and commercial water users, while OriginClear’s Water On Demand program can potentially drive speeded-up deals and more revenue streams from providing water treatment as a service.

The scale of these systems is relatively small: a recent analysis showed that the 74 quotes that Modular Water Systems™ has at various stages of negotiation for 2021 average only $232,246 each. But capital is scarce for such private systems, and therefore we believe a fully outsourced solution is attractive to these businesses.

Based on its analysis, the Company believes that half of its prospective clients for Modular Water Systems would approve its quotes if they could pay for their water as a monthly bill and not a capital expense.

The Decentralization Megatrend

Figure 1

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

The bulk of such sales opportunities are in the small size systems, averaging $250,000 and larger. We believe that our ability to deliver modular systems gives us a competitive advantage over larger water companies that we believe have difficulty scaling down into these smaller DBOO projects.

Also, the portable nature of these prefabricated, drop-in-place Modular Water Systems may provide a competitive benefit for a pure service model where the equipment remains the property of the Company, because their mobility enables repossession in the event the client fails to pay their monthly bill. We believe this is a key competitive advantage.

Implementation of Water On Demand

We have taken initial steps in this new direction. On February 3, 2021, we announced that we agreed to acquire our first real estate asset to finance water projects. Ivan Anz, OriginClear advisor and founder of strategic partner Philanthroinvestors® Inc. invested certain real estate assets through a securities purchase agreement. Per the agreement, in exchange for preferred stock and warrants, the Company received real property valued at $630,000. The real property has been transferred to the Company through an irrevocable power of attorney, subject to certain rights of rescission. The real property includes residential real estate in Buenos Aires, Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. There is no prospective date of sale, however, the real property has been listed actively on the market to be sold. We intend to apply the proceeds received from the sale of the real property to finance water systems either in support of standard equipment sales by our subsidiary Progressive Water Treatment (“PWT”), or for the newer Water On Demand pre-funded water systems, or any combination thereof.

On March 17, 2021, OriginClear incorporated Water On Demand #1 Inc. (“WOD#1”) in Nevada to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. However, the Company cautions that efforts to obtain capital to underwrite WOD #1 may not succeed.

The Company is now actively evaluating potential clients for a test of water treatment and purification services on a pay-per-gallon basis, but a first agreement has not been reached.

Advisory Support for Water On Demand

In September, 2020, Philanthroinvestors had entered a strategic agreement with OriginClear and had listed the Company on its new Water Philanthroinvestors program. At the same time, the Company appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear's Board of Advisors.

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

On June 10, 2021, the Company named Ricardo Fabiani Garcia, key OriginClear investor and a veteran technologist, to the Company’s Board of Advisors. Garcia will advise the management team as it sets up the roadmap and chooses the resources for the $H2O project.

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

Depending on the final form that H2O takes, we may encounter regulatory concerns that we cannot guarantee we will overcome. In that event, we would fall back on ordinary financial payment systems.

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

Prior to the commercialization of $H2O, we would need to fully address all regulatory requirements, and as covered above, this may not be possible; in which case we would use ordinary financial systems for payments to investments and stakeholders.

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

To support the new DBOO and acquisition goals, on June 15, 2021 the Company announced that it named Prasad Tare as the Company’s Chief Financial Officer.

Prasad brings over 15 years of experience in public accounting, financial reporting, risk and internal controls advisory services. His skillset includes Company-wide risk assessments to improve focus to critical areas as well as more efficient and effective audit activities.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Revenue and Cost of Sales

For the three months ended March 31, 2021, we had revenue of $796,178 compared to $1,092,438 for the three months ended March 31, 2020. Cost of sales for the three months ended March 31, 2021 was $691,521 compared to $879,145 for the three months ended March 31, 2020. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue due to the impact of the Covid-19 pandemic.

Our gross profit was $104,657 and $213,293 for the three months ended March 31, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the three months ended March 31, 2021, we had selling and marketing expenses of $431,508, compared to $374,923 for the three months ended March 31, 2020.  The increase in selling and marketing expenses was primarily due to an increase in marketing and investor relations expense.

General and Administrative Expenses

For the three months ended March 31, 2021, we had general and administrative expenses of $818,553 compared to $549,911 for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees and outside services.

Research and Development Cost

For the three months ended March 31, 2021, our research and development cost was $0 compared to $28,982 for the three months ended March 31, 2020. The decrease in research and development costs was primarily due to decrease in salary expense.

Other Income and (Expenses)

Other income and (expenses) increased by $39,053,838 to $(16,700,540) for the three months ended March 31, 2021, compared to $22,353,298 for the three months ended March 31, 2020. The increase was due primarily to an increase in non-cash accounts associated with the change in fair value of the derivatives in the amount of $38,182,578, increase in interest expense of $85,620, increase in other income of $3,999, an increase in loss on conversion of preferred stock in the amount of $792,041 offset by an increase in unrealized gain on investment securities in the amount of $50,400.

Net Income/(Loss)

Our net income (loss) decreased by $39,458,989 to $(17,857,575) for the three months ended March 31, 2021, compared to net income of $21,601,414 for the three months ended March 31, 2020. The majority of the decrease in net income was due primarily to an increase in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the three months ending March 31, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At March 31, 2021 and December 31, 2020, we had cash of $539,731 and $409,591, respectively, and a working capital deficit of $37,431,192 and $21,699,304, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities and convertible notes, an increase in cash, contract receivable, inventory assets, other receivable, accounts payable, with a decrease in contract assets, prepaid expenses, accrued expenses, and contracts liabilities.

During the period ended March 31, 2021, we raised an aggregate of $1,109,425 from the sale of preferred stock in private placements and received an aggregate of $60,000 in proceeds from issuance of convertible promissory notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $999,665 for the three months ended March 31, 2021, compared to $926,200 for the prior period ended March 31, 2020. The increase in cash used in operating activities was primarily due to an increase in contract liabilities.

Net cash flows used in investing activities for the three months ended March 31, 2021 and 2020, were $4,500 and $0, respectively. The increase in investing activities was due to payment of accounts payable for purchase of fixed assets.

Net cash flows provided by financing activities was $1,146,201 for the three months ended March 31, 2021, as compared to $732,886 for the three months ended March 31, 2020. The increase in cash provided by financing activities was due primarily to an increase in proceeds for issuance of preferred stock and loan payable. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months. Although our proceeds from the issuance of securities together with revenue from operations are currently sufficient to fund our operating expenses in the near future, we will need to raise additional funds in the future so that we can maintain and expand our operations. Therefore, our future operations are dependent on our ability to secure additional financing, which may not be available on acceptable terms, or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

On January 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “iKAHN Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in the County of Ontario against iKAHN Capital LLC (“iKAHN”). The case stems from the purported “Agreement for the Purchase and Sale of Future Receipts” that OriginClear and iKAHN Capital entered into on September 7, 2018 (the “iKAHN Agreement”). The iKAHN Plaintiffs alleged that the iKAHN Agreement is, in fact, a loan that violates New York’s usury laws, and requested that the Court declare the iKAHN Agreement void and unenforceable; vacatur of the judgment entered against the iKAHN Plaintiffs on November 6, 2018 in the amount of $30,205; an award of attorneys’ fees and costs, and court costs and fees; and any and all other relief the iKAHN Plaintiffs may be entitled to. On April 22, 2021, the iKAHN Plaintiffs and iKAHN settled the dispute on the following terms: (i) vacatur of the judgment obtained by iKAHN against the iKAHN Plaintiffs; (ii) release of any and all bank levies, liens, security interests, powers of attorney, and other encumbrances iKAHN may have against the iKAHN Plaintiffs; and (iii) dismissal of the action filed by the iKAHN Plaintiffs against iKAHN with prejudice. Accordingly, the iKAHN Plaintiffs no longer owe any further amounts to iKAHN with respect to the iKAHN Agreement.

On November 16, 2020, Progressive Water Treatment, Inc., OriginClear, Inc. and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Erie against Yellowstone Capital, LLC (“Yellowstone”). The case stems from the purported “Secured Merchant Agreement” that OriginClear and Yellowstone entered into on July 19, 2018 (the “Yellowstone Agreement”). The Yellowstone Plaintiffs alleged that the Yellowstone Agreement is, in fact, a loan that violates New York’s usury laws, and requested that the Court declare, and requested that the Court declare the Yellowstone Agreement void and unenforceable; vacatur of the judgment entered against the judgment that was entered against the Yellowstone Plaintiffs on November 7, 2018 in the amount of $99,303; an award of attorneys’ fees and costs, and court costs and fees; and all other relief to which the Yellowstone Plaintiffs may be entitled. On December 4, 2020, Yellowstone filed a Motion to Dismiss the Yellowstone Plaintiffs’ Complaint. On January 5, 2021, Yellowstone’s Motion to Dismiss was granted. On January 5, 2021, the Yellowstone Plaintiffs appealed the trial court’s decision & order granting Yellowstone’s Motion to Dismiss to the New York Supreme Court Appellate Division, Fourth Department. On May 11, 2021, the Yellowstone Plaintiffs filed their opening memorandum of law in support of appeal. On May 24, 2021, Yellowstone filed a letter requesting an extension of its time to respond. The appellate court granted Yellowstone’s request and extended its time to respond to July 12, 2021. On June 25, 2021, Yellowstone filed a second letter requesting an extension of its time to respond. The appellate court granted Yellowstone’s request and extended its time to respond to August 11, 2021.

On October 12, 2020, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “GTR Plaintiffs”), filed a complaint in the Supreme Court for the State of New York in and for the County of Ontario against GTR Source LLC (“GTR”). The case stems from the purported Merchant Agreements that OriginClear and GTR entered into on July 20, 2018 and August 28, 2018 (together, the “GTR Agreements”). The GTR Plaintiffs are alleging that the GTR Agreements are, in fact, loans, and not merchant cash advances, and are in violation of New York’s usury laws, and requesting that the Court declare the GTR Agreements void and unenforceable; that the Judgment that was entered against the GTR Plaintiffs on March 20, 2019 in the amount of $143,083 be vacated; that the Settlement Agreement entered into by and between OriginClear and GTR, dated December 13, 2018, be declared void and unenforceable; restitution in the amount of $149,751; attorneys’ fees and costs; court costs and fees; and all other relief to which the GTR Plaintiffs may be entitled. On October 16, 2020, the GTR Plaintiffs filed an Order to Show Cause seeking a Temporary Restraining Order and Preliminary Injunction. On October 23, 2020, the Court granted the GTR Plaintiffs’ request for a Temporary Restraining Order, which remains in effect as of the date hereof. On November 25, 2020, the GTR Plaintiffs filed an amended complaint, which included 1 defendant, Tzvi “Steve” Reich, the President and Manager of GTR (together with GTR, the “GTR Defendants”), and 2 new causes of action: violation of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1962(c), and Conspiracy, 18 U.S.C. § 1962(d) (the “Amended Complaint”). On December 1, 2020, the GTR Defendants removed the case to the United States District Court for the Western District of New York. On March 12, 2021, the GTR Defendants filed a Motion to Dismiss the Amended Complaint. As of the date hereof, the Motion to Dismiss has been fully briefed by the parties to the action; however, the United States District Court for the Western District of New York has not yet scheduled oral argument or issued a decision on the GTR Defendants’ motion.

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

On September 18, 2019, Expansion Capital Group, LLC (“Expansion”) filed a complaint against Progressive Water Treatment, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Defendants”) in the District Court for the 429th Judicial District, Collin County, Texas alleging breach of a Business Loan Agreement (the “Business Loan”), dated July 9, 2018, under which Expansion loaned $300,000 to Progressive Water Treatment, Inc., with an expectation of being repaid $408,000. On December 30, 2019, Expansion and the Expansion Defendants entered into a Settlement Agreement (the “Expansion Settlement”), pursuant to which the Expansion Defendants agreed to pay Expansion $252,000 in $10,500 monthly installments over a 24-month period. On December 9, 2020, the Expansion Defendants filed an against Expansion in the District Court for the 429th Judicial District, Collin County, Texas alleging that the Business Loan and Expansion Settlement constitute a usurious loan, in violation of Texas law (the “Expansion Action”). As of the date hereof, counsel for Expansion and the Expansion Defendants are currently engaged in settlement negotiations concerning the Expansion Action.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements. On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes. On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. If granted, the Settlement Agreement would be declared void and unenforceable. As of the date hereof, the Motion to Set Aside the Settlement Agreement has been fully briefed by the parties to the action; however, the United States District Court for the District of Massachusetts has not yet scheduled oral argument or issued a decision on OriginClear’s motion.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2021, the Company issued a convertible promissory note in the amount of $60,000, convertible into shares of the Company’s common stock at a conversion price equal to the lesser price of (a) $0.05 per share, (b) 50% of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,177 shares of Series M preferred stock for an aggregate purchase price of $29,425. The Company relied upon the exemption from registration provided under Regulation A under the Securities Act of 1933, as amended.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,080 shares of Series R preferred stock, 47,323,340 Series A Warrants, and 10,900,000 Series B Warrants, for an aggregate purchase price of $1,080,000. The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

During the three months ended March 31, 2021, the Company issued an aggregate of 630 shares of Series T preferred stock for transfer of real property. The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As of the date of the filing of this report, the Company has 260 shares of Series F preferred stock outstanding, 160 of which the Company was required to, and failed to redeem on September 1, 2020, for an aggregate redemption price (equal to the stated value) of $160,000.

As of the date of the filing of this report, the Company has 50 shares of Series G preferred stock outstanding which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $50,000.

As of the date of the filing of this report, the Company has 285 shares of Series I preferred stock outstanding which the Company was required to, and failed to redeem between May 2, 2021 and June 10, 2021, for an aggregate redemption price (equal to the stated value) of $285,000.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,080 shares of Series R preferred stock, 47,323,340 Series A Warrants, and 10,900,000 Series B Warrants, for an aggregate purchase price of $1,080,000. The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

During the three months ended March 31, 2021, the Company issued an aggregate of 630 shares of Series T preferred stock for transfer of real property. The Company relied upon the exemption from registration provided under Section 4(a)(2) under the Securities Act for transactions not involving a public offering.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2021	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)