Form 10-Q
period 2021-06-30
ORIGINCLEAR, INC.
filed 2021-09-16
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2021

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

As of September 15, 2021 there were 207,269,087 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$537,209	$409,591
Restricted cash - Preferred shares	1,600	6,530
Contracts receivable	424,550	438,430
Contract assets	212,234	148,734
Inventory assets	2,850	-
Other receivable	2,599	3,799
Prepaid expenses	7,959	52,728

TOTAL CURRENT ASSETS	1,189,001	1,059,812

NET PROPERTY AND EQUIPMENT	235,075	258,206

OTHER ASSETS
Long term asset for sale	630,000	-
Fair value investment-securities	48,400	8,000
Trademark	4,467	4,467

TOTAL OTHER ASSETS	682,867	12,467

TOTAL ASSETS	$2,106,943	$1,330,485

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,041,507	$1,304,803
Accrued expenses	1,529,110	1,542,816
Cumulative preferred stock dividends payable	348,074	256,274
Contract liabilities	301,116	340,551
Capital lease, current portion	9,088	9,088
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	336,646	342,896
Loan payable, related party	-	94,883
Loans payable, SBA	505,000	505,000
Derivative liabilities	36,309,795	12,310,307
Series F 8% Preferred Stock, 160 and 175 shares issued and outstanding, redeemable value of $160,000 and $175,000 respectively	160,000	175,000
Series F 8% Preferred Stock, 100 shares issued and outstanding, redeemable value of $100,000 and $100,000 respectively	100,000	100,000
Series G 8% Preferred Stock, 50 and 430 shares issued and outstanding, respectively, redeemable value of $50,000 and $430,000, respectively	50,000	430,000
Series I 8% Preferred Stock, 330 and 797 shares issued and outstanding, respectively, redeemable value of $330,000 and $797,400, respectively	330,000	797,400
Series K 8% Preferred Stock, 1,219 and 3,160 shares issued and outstanding, respectively, redeemable value of $1,218,650 and $3,160,417, respectively	1,218,650	3,160,417
Convertible promissory notes, net of discount of $39,177 and $17,929, respectively	2,110,603	1,223,228

Total Current Liabilities	44,516,042	22,759,116

Long Term Liabilities
Capital lease, long term portion	3,441	7,985
Convertible promissory notes, net of discount of $0 and $0, respectively	932,275	1,877,275

Total Long Term Liabilities	935,716	1,885,260

Total Liabilities	45,451,758	24,644,376

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

Series J Convertible Preferred Stock, 225 and 273 shares issued and outstanding, respectively, redeemable value of $225,000 and $272,500, respectively	225,000	272,500
Series L Convertible Preferred Stock, 660 and 1,132 shares issued and outstanding, respectively redeemable value of $659,825 and $1,132,084	659,825	1,132,084
Series M Preferred Stock, 40,340 and 42,213 shares issued and outstanding, respectively, redeemable value of $1,009,750 and $1,060,325, respectively	1,009,750	1,060,325
Series O 8% Convertible Preferred Stock, 835 and 1,995 shares issued and outstanding, respectively, redeemable value of $835,000 and $1,995,000, respectively	835,000	1,995,000
Series P Convertible Preferred Stock, 81 and 357 shares issued and outstanding, respectively redeemable value of $81,250 and $356,500, respectively	81,250	356,500
Series Q 12% Convertible Preferred Stock, 830 and 1,025 shares issued and outstanding, respectively, redeemable value of $830,000 and $1,025,000, respectively	830,000	1,025,000
Series R 10% Convertible Preferred Stock, 4,485 and 490 shares issued and outstanding, respectively, redeemable value of $4,485,017 and $490,000, respectively	4,485,017	490,000
Series S 10% Convertible Preferred Stock, 280 and 0 shares issued and outstanding, respectively, redeemable value of $280,000 and $0, respectively	280,000	-
Series T 10% Convertible Preferred Stock, 630 and 0 shares issued and outstanding, respectively, redeemable value of $630,000 and $0, respectively	630,000	-
Series U Convertible Preferred Stock, 50 and 0 shares issued and outstanding, respectively, redeemable value of $50,000 and $0, respectively	50,000	-
Series W 12% Convertible Preferred Stock, 270 and 0 shares issued and outstanding, respectively, redeemable value of $270,000 and $0, respectively	270,000	-
	9,355,842	6,331,409

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 32,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,250
1,537,213 shares of Series E issued and outstanding, respectively	154	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 180,137,993 and 65,052,688 equity shares issued and outstanding, respectively	18,014	6,505
Additional paid in capital - Common stock	71,997,378	64,265,217
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(124,819,221)	(94,020,294)

TOTAL SHAREHOLDERS’ DEFICIT	(52,700,657)	(29,645,300)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,106,943	$1,330,485

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales	$931,422	$1,055,000	$1,727,600	$2,147,438

Cost of Goods Sold	754,922	902,729	1,446,946	1,781,874

Gross Profit	176,500	152,271	280,654	365,564

Operating Expenses
Selling and marketing expenses	1,133,056	338,877	1,564,564	713,800
General and administrative expenses	961,623	522,238	1,779,673	1,072,149
Research and development	-	25,085	-	54,067
Depreciation and amortization expense	11,500	14,101	23,131	25,462

Total Operating Expenses	2,106,179	900,301	3,367,368	1,865,478

Loss from Operations	(1,929,679)	(748,030)	(3,086,714)	(1,499,914)

OTHER INCOME (EXPENSE)
Other income	3,500	4,520	3,501	8,520
Gain on write off of accounts payable	6,250	-	6,250	-
Loss on exchange of preferred stock	-	-	(40,000)	-
Gain/(Loss) on conversion of preferred stock	(328,472)	4,834	(1,119,284)	6,063
Unrealized gain(loss) on investment securities	(4,800)	2,000	40,400	(3,200)
Gain/(Loss) on net change in derivative liability and conversion of debt	(8,293,128)	(5,312,308)	(23,944,836)	17,218,562
Interest expense	(357,174)	(184,854)	(620,395)	(362,455)

TOTAL OTHER (EXPENSE) INCOME	(8,973,824)	(5,485,808)	(25,674,364)	16,867,490

NET INCOME (LOSS)	$(10,903,503)	$(6,233,838)	$(28,761,078)	$15,367,576

PREFERRED STOCK DIVIDENDS	-	(42,612)	-	(42,612)
WARRANTS DEEMED DIVIDENDS	-	-	(2,037,849)	-

NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$(10,903,503)	$(6,276,450)	$(30,798,927)	$15,324,964

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.07)	$(0.65)	$(0.25)	$1.91

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.07)	$(0.06)	$(0.25)	$0.14

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	152,856,918	9,580,032	122,395,397	8,037,205

DILUTED	152,856,918	9,580,032	122,395,397	106,884,726

	SIX MONTHS ENDED JUNE 30, 2020
							Accumulated
	Preferred stock		Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2019	40,674,799	$4,067	4,854,993	$486	$64,915,364	$-	$(134)	$(107,281,659)	$(42,361,876)	$2,204,025

Common stock issuance for conversion of debt and accrued interest	-	1	3,961,928	395	122,487	-	-	-	122,883	-

Common stock issued at fair value for services	-	-	1,210,681	121	126,887	-	-	-	127,008	-

Common stock issued for conversion of Series D-1 Preferred stock	(6,000,000)	(600)	295,141	30	24,348	-	-	-	23,778	-

Common stock issued for conversion of Series E Preferred stock	(602,616)	(60)	30,124	3	57	-	-	-	-	-

Common stock issued for conversion of Series J Preferred stock	-	-	41,541	4	(4)	-	-	-	-	(2,500)

Common stock issued for conversion of Series L Preferred stock	-	-	1,001,976	100	(100)	-	-	-	-	(50,000)

Common stock issued for conversion of Series M Preferred stock	-	-	137,052	14	(14)	-	-	-	-	(320,000)

Issuance of Series K Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	1,059,470

Issuance of Series L Preferred stock through a private placement associated with the Series k Preferred note	-	-	-	-	-	-	-	-	-	1,027,620

Issuance of Series M Preferred stock through a private placement	-	-	-	-	129,500	25,750	-	-	155,250	155,250

Exchange of Series G Preferred stock to Series K Preferred stock	-	-	-	-	-	-	-	-	-	100,000

Exchange of Series G Preferred stock to Series L Preferred stock	-	-	-	-	-	-	-	-	-	57,500

Reclassification of non-cash adjustment	-	-	-	-	(46,260)	-	-	-	(46,260)	-

Cumulative preferred stock	-	-	-	-	(42,612)	-	-	-	(42,612)	-

Reclassification to mezzanine	-	-	-	-	-	-	-	-	-	1,734,115

Gain on conversion of Series L Preferred stock	-	-	-	-	(6,063)	-	-	-	(6,063)	-

Subscription payable-common stock	-	-	-	-	-	100,000	-	-	100,000	-

Comprehensive gain	-	-	-	-	-	-	1	-	1	-

Net Income	-	-	-	-	-	-	-	15,324,964	15,324,964	-

Balance at June 30, 2020	34,072,183	3,408	11,533,436	$1,153	$65,223,590	$125,750	$(133)	(91,956,695)	(26,602,927)	$5,965,480

	SIX MONTHS ENDED JUNE 30, 2021
							Accumulated
	Preferred stock		Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2020	34,038,213	3,404	65,052,688	6,505	64,265,217	100,000	(132)	(94,020,294)	(29,645,300)	$6,331,409

Rounding		-		-	1	-	-	-	1
						-
Common stock issuance for conversion of debt and accrued interest	-	-	13,927,622	1,393	132,312	-	-	-	133,705	-

Common stock issued at fair value for services	-	-	17,045,363	1,705	1,435,664	-	-	-	1,437,369	-

Common stock issued for conversion of Series D1 Preferred stock	(1,000,000)	(100)	68,571	7	5,547	-	-	-	5,454	-

Common stock issued for conversion of Series J Preferred stock	-	-	1,203,924	120	47,379	-	-	-	47,499	(47,500)

Common stock issued for conversion of Series L Preferred stock	-		15,265,754	1,527	471,232	-	-	-	472,759	(472,759)

Common stock issued for Series O Preferred stock dividends	-	-	334,857	33	(33)	-	-	-	-	-

Common stock issued for conversion of Series O Preferred stock	-	-	26,641,378	2,664	1,037,336	-	-	-	1,040,000	(1,040,000)

Common stock issued for conversion of Series P Preferred stock	-	-	8,639,826	864	274,386	-	-	-	275,250	(275,250)

Common stock issued for conversion of Series Q Preferred stock	-	-	5,180,156	518	209,482	-	-	-	210,000	(210,000)

Common stock issued for conversion of Series R Preferred stock	-	-	24,738,648	2,474	877,426	-	-	-	879,900	(879,900)

Common stock issued for conversion of Series S Preferred stock	-	-	2,039,206	204	84,796	-	-	-	85,000	(85,000)

Issuance of Series M Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	29,425

Issuance of Series R Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	2,480,750

Issuance of Series T Preferred stock in exchange for property	-	-	-	-	-	-	-	-	-	630,000

Issuance of Series U Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	50,000

Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	-	-	-	-	-	-	-	15,000

Exchange of Series G Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	15,000

Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	-	-	-	-	-	-	-	365,000

Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	317,400

Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	-	-	-	-	-	-	-	150,000

Exchange of Series K Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	1,821,767

Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	-	-	-	-	-	-	-	120,000

Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	40,000

Loss on conversion of Preferred Stock	-	-	-	-	1,119,284	-	-	-	1,119,284	-

Adjustment to Series L Preferred stock	-	-	-	-	(500)	-	-	-	(500)	500

Issuance of common stock warrants deemed dividends	-	-	-	-	2,037,849	-	-	(2,037,849)	-	-

Net Loss	-	-	-	-	-	-	-	(28,761,078)	(28,761,078)	-

Balance at June 30, 2021	33,038,213	$3,304	180,137,993	$18,014	$71,997,378	$100,000	$(132)	$(124,819,221)	$(52,700,657)	$9,355,842

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(28,761,078)	$15,324,964
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,131	25,462
Preferred stock dividends	-	(42,612)
Common and preferred stock issued for services	1,437,369	150,786
(Gain) Loss on net change in valuation of derivative liability	23,944,836	(17,218,562)
Debt discount recognized as interest expense	33,406	-
Net unrealized (gain)loss on fair value of security	(40,400)	3,200
Loss on exchange of preferred stock	40,000	-
(Gain) Loss on conversion of preferred stock	1,119,284	(6,063)
Interest receivable on convertible note receivable	-	(8,000)

Change in Assets (Increase) Decrease in:
Contracts receivable	13,880	312,720
Contract asset	(63,500)	(89,791)
Inventory asset	(2,850)	-
Prepaid expenses and other assets	44,769	35,523
Other receivable	1,200	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	(258,796)	205,741
Accrued expenses	48,802	137,824
Contract liabilities	(39,435)	(234,550)
Customer deposit	-	9,688

NET CASH USED IN OPERATING ACTIVITIES	(2,459,382)	(1,393,670)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,000)	(1,500)

CASH USED IN INVESTING ACTIVITIES	(9,000)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(4,544)	(4,544)
Proceeds from SBA loans	-	510,000
Repayment of loans, net	53,750	(74,845)
Repayment of loans, related party	(94,883)	(44,625)
Payments on cumulative preferred stock dividends	91,800	73,771
Proceeds on convertible promissory notes	(15,228)	-
Net proceeds for issuance of preferred stock for cash - equity classification	2,560,175	155,250
Net proceeds for issuance of preferred stock for cash - liability classification	-	1,076,235

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,591,070	1,691,242

NET INCREASE (DECREASE) IN CASH	122,688	296,072

CASH BEGINNING OF PERIOD	416,121	490,614

CASH END OF PERIOD	$538,809	$786,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,741	$13,247
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$133,705	$122,883
Other payable for fixed asset with common stock subscription	$-	$188,500
Issuance of Series T preferred shares in exchange for property	$630,000	$-
Issuance of Series O dividends	$33	$-
Preferred stock converted to common stock - mezzanine	$3,010,409	$120
Preferred stock converted to common stock - equity	$5,455	$-
Exchange from mezzanine to liability	$2,804,167	$-
Warrants deemed dividends	$2,037,849	$-
Derivative discount issued on notes payable	$54,652	$-
Reclassification of non-cash adjustment of preferred stock additional paid in capital	$-	$46,260

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2021

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.

We have taken initial steps in a new direction implementing Water On Demand as a potential revenue source. During the period ended June 30, 2021, the Company ventured into acquiring real estate assets to finance water projects. Ivan Anz, OriginClear advisor and founder of strategic partner PhilanthroInvestors Inc. invested certain real estate assets through an asset purchase agreement. Per the asset purchase agreement, in exchange for preferred stock and warrants, the Company received real property valued at $630,000. The real property has been listed actively on the market to be sold. We plan to sell the asset for cash, but we may choose to accept debt financing to leverage cash from the real property. We intend to apply the proceeds received from the sale of the real property to finance water systems either in support of standard equipment sales by our subsidiary Progressive Water Treatment (“PWT”), or for the newer Water On Demand pre-funded water systems, or any combination thereof.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving profitable operations and receiving additional cash infusions. During the six months ended June 30, 2021, the Company obtained funds from sales of its preferred stock. Management believes this funding will continue from its current investors and from new investors. The Company also generated revenue of $1,727,600 and has standing purchase orders and open invoices with customers which will provide funds for operations. Management believes existing shareholders, prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2021, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Six months Ended June 30,
	2021	2020
(Loss) Income to common shareholders (Numerator)	$(30,798,927)	$15,324,964

Basic weighted average number of common shares outstanding (Denominator)	122,395,397	8,037,205

Diluted weighted average number of common shares outstanding (Denominator)	122,395,397	106,884,726

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

June 30, 2021	Anti-dilutive shares	Dilutive shares
Warrant shares	167,598,054	-
Convertible debt shares	412,822,235	-
Preferred shares	33,037,213	-

June 30, 2020
Warrant shares	122,044	-
Convertible debt shares	-	98,847,521
Preferred shares	34,078,954	-

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. There was no allowance for doubtful accounts as of June 30, 2021 and December 31, 2020, respectively. The net contract receivable balance was $424,550 and $438,430 at June 30, 2021 and December 31, 2020, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles at June 30, 2021 and December 31, 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 and $54,067 for the six months ended June 30, 2021 and 2020, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $79,768 and $79,836 for the six months ended June 30, 2021 and 2020, respectively.

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

Depreciation expense during the six months ended June 30, 2021 and 2020, was $23,131 and $25,462, respectively.

Inventory

The Company expenses inventory on a first in, first out basis, and had raw materials of $2,850 and $0 as of June 30, 2021 and December 31, 2020, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities	$48,400	$48,400	$-	$-
Total Assets measured at fair value	$48,400	$48,400	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, June 30, 2021	$36,309,795	$-	$-	$36,309,795
Total liabilities measured at fair value	$36,309,795	$-	$-	$36,309,795

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2021	$12,310,307
Fair value at issuance	54,652
Loss on conversion of debt and change in derivative liability	23,944,836
Balance as of June 30, 2021	$36,309,795

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

6/30/2021
Risk free interest rate	.05% - .25%
Stock volatility factor	14.0% - 219.0%
Weighted average expected option life	0 months - 5 years
Expected dividend yield	None

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

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock do not have any conversion rights. The Series C preferred stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of June 30, 2021, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holder’s discretion upon 61 days’ written notice. During the six months ended June 30, 2021, the Company issued 68,571 shares of common stock upon conversion of 1,000,000 preferred shares. As of June 30, 2021, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding. There was no gain or loss on the conversion.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not have any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holder’s discretion upon 61 days’ written notice. As of June 30, 2021, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not have any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the year ended December 31, 2020, the Company exchanged 1,278 shares of Series F preferred stock for 1,278 shares of Series Q preferred stock. On October 19, 2020, 125 shares of Series F preferred stock were exchanged for 125 shares of Series O preferred stock and 31 shares of Series P preferred stock. As of December 31, 2020, there were 275 shares of Series F preferred stock issued and outstanding. As of December 31, 2020, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022, and the Company agreed to pay such holder, in addition to any dividends payable on such holder’s Series F preferred stock, an annual fee of 4% of the stated value of such holder’s shares of Series F preferred stock. During the six months ended June 30, 2021, 15 shares of Series F preferred stock were exchanged for 15 shares of Series Q preferred stock and no gain or loss was recognized. Excluding the 100 shares mentioned above, as of June 30, 2021, the Company had 160 outstanding shares of Series F preferred stock which the Company was required to, and failed to redeem on September 1, 2020, and was in default for an aggregate redemption price (equal to the stated value) of $160,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. During the six months ended June 30, 2021, 380 shares of Series G preferred stock were exchanged for 365 shares of Series S preferred stock, and 15 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 50 shares of Series G preferred stock issued and outstanding.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I are not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company will have the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2021, 467 shares of Series I preferred stock were exchanged for 317 shares of Series R preferred stock, and 150 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 330 shares of Series I preferred stock issued and outstanding.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain Make-Good Shares for certain prior investors. During the six months ended June 30, 2021, the Company issued 1,203,924 shares of common stock upon the conversion of 47.5 shares of Series J preferred stock. For the six months ended June 30, 2021, the Company recognized a loss on conversion of Series J preferred stock in the amount of $64,889. As of June 30, 2021, there were 225 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not be entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company will have the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company will be required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2021, 1,942 shares of Series K preferred stock were exchanged for 1,822 shares of Series R preferred stock, and 120 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 1,219 shares of Series K preferred stock issued and outstanding.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain Make-Good Shares for certain prior investors. During the six months ended June 30, 2021, the Company issued an aggregate of 15,265,754 shares of common stock upon conversion of 472 shares of Series L preferred stock. For the period ended June 30, 2021, the Company recognized a loss on conversion of Series L preferred stock in the amount of $740,696. As of June 30, 2021, there were 660 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M preferred stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M preferred stock. Each share of Series M preferred stock has a stated value of $25. The Series M preferred stock is not convertible into common stock. The holders of outstanding shares of Series M preferred stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M preferred stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M preferred stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M preferred stock. The Series M preferred stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M preferred stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M preferred stock, redeem any or all of the then outstanding shares of Series M preferred stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the year ended December 31, 2020, prior to the terms of the Series M preferred stock being amended, holders of Series M preferred stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. During the six months ended June 30, 2021, the Company issued an aggregate of 1,177 shares of Series M preferred stock for an aggregate purchase price of $29,425 and exchanged an aggregate of 3,200 shares of Series M preferred stock for 120 shares of Series R preferred stock. As of June 30, 2021, there were 40,340 shares of Series M preferred stock issued and outstanding. The Company recognized a loss on exchange of Series M preferred stock to Series R preferred stock in the amount of $40,000.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the six months ended June 30, 2021, the Company issued an aggregate of 26,641,378 shares of common stock upon conversion of 1,040 shares of Series O preferred stock and exchanged an aggregate of 120 shares of Series O preferred stock for 120 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 835 shares of Series O preferred stock issued and outstanding, and the Company issued an aggregate of 334,857 shares of common stock in prorated 4% annualized dividends.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the six months ended June 30, 2021, the Company issued an aggregate of 8,639,826 shares of common stock upon conversion of 275 shares of Series P preferred stock. For the period ended June 30, 2021, the Company recognized a loss on conversion of Series P preferred stock in the amount of $313,699. As of June 30, 2021, there were 81 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q preferred stock. The Series Q preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q preferred stock. The Series Q preferred stock does not have voting rights except as required by law. The Series Q preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q preferred stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series Q preferred stock at any time while the Series Q preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the six months ended June 30, 2021, the Company issued an aggregate of 5,180,156 shares of common stock upon conversion of 210 shares of Series Q preferred stock, and exchanged 15 shares of Series F preferred stock for 15 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 830 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R preferred stock. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R preferred stockholders are not entitled to any voting rights except as may be required by applicable law. The Series R preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the six months ended June 30, 2021, the Company issued an aggregate of 2,481 shares of Series R preferred stock for an aggregate purchase price of $2,480,750 and exchanged an aggregate of 317 shares of Series I preferred stock, 1,822 shares of Series K preferred stock, 3,200 shares of Series M preferred stock, and 120 shares of Series O preferred stock for an aggregate of 5,459 shares of Series R preferred stock, and issued an aggregate of 24,738,648 shares of common stock upon conversion of 880 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 4,485 shares of Series R preferred stock along with 112,298,340 A warrants and 55,177,670 B warrants issued and outstanding with a fair value of $11,226,300. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the six months ended June 30, 2021, the Company issued an aggregate 365 shares of Series S preferred stock in exchange for an aggregate of 365 Series G preferred stock and issued an aggregate of 2,039,206 shares of common stock upon conversion of 85 shares of Series S preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2021, there were 280 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to Ivan Anzulovich (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”).  Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company’s common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development.

As of June 30, 2021, the real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital.

Series U

On May 26, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series U Preferred Stock, and filed a certificate of designation for a new series of Series U Preferred Stock, with the Secretary of State of Nevada. Pursuant to the certificate of designation for the new series of Series U Preferred Stock, the Company designated 5,000 shares of preferred stock as Series U Preferred Stock. The Series U Preferred Stock has a stated value of $1,000 per share. The Series U Preferred Stock will not be entitled to any dividends and will not have any voting rights except as may be required by applicable law. The Series U Preferred Stock will be convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U Preferred Stock being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U Preferred Stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series U Preferred Stock at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the six months ended, the Company issued 50 shares of Series U at a stated value of $50,000. As of June 30, 2021, there were 50 shares of Series U preferred stock issued and outstanding.

Series V

On April 19, 2021, the Company filed a certificate of designation (the “Series V COD”) of Series V Preferred Stock (the “Series V”) with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 40,000 shares of preferred stock as Series V. The Series V Preferred Stock has a stated value of $500 per share, and will be entitled to an annual distribution of 25% of annual net profits of a newly established, Company wholly-owned subsidiary, Water On Demand, Inc., paid within 3 months of subsidiary’s accounting year-end. The Series V will not be entitled to any voting rights except as may be required by applicable law. The Series V will be convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series V Stock at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. During the period ended June 30, 2021, there were no shares of Series V preferred stock outstanding.

Series W

On April 28, 2021, the Company filed a certificate of designation of Series W Preferred Stock with the Secretary of State of Nevada. Pursuant to the certificate of designation, the Company designated 3,390 shares of preferred stock as Series W Preferred Stock. The Series W Preferred Stock has a stated value of $1,000 per share, and will be entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W Preferred Stock will not be entitled to any voting rights except as may be required by applicable law. The Series W Preferred Stock will be convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W Preferred Stock being converted by the conversion price; provided that, the Series W Preferred Stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series W Preferred Stock at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the period ended June 30, 2021, the Company issued 270 shares of Series W preferred stock in exchange for 150 shares of Series I preferred stock and 120 shares of Series K preferred stock. As of June 30, 2021, there were 270 shares of Series W preferred stock issued and outstanding.

As of June 30, 2021, the Company accrued aggregate dividends in the amount of $348,074 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series T, Series U, Series V, and Series W preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

The Company has 16,000,000,000 authorized shares of common stock with a par value of $0.0001.

Six months ended June 30, 2021

The Company issued 13,927,622 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $81,150, plus interest in the amount of $52,555, at a conversion price of $0.00955.

The Company issued 17,045,363 shares of common stock for services at fair value of $1,437,369, at share prices ranging from $0.0351 - $0.124.

The Company issued 334,857 shares of common stock for preferred Series O stock dividends payable.

The Company issued 83,777,463 shares of common stock upon conversion of 8,378 shares of preferred stock.

Six months ended June 30, 2020

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

Restricted Stock to Employees, Board and Consultants

Between May 12, 2016, and June 14, 2021, the Company entered into Restricted Stock Grant Agreements (“the E, B &C RSGAs”) with its employees, the Board and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E, B &C RSGAs are performance based shares. The E, B &C RSGAs provide for the issuance of up to 218,141,685 shares of the Company’s common stock to employees, Board and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 109,070,842 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 109,070,842 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance.

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

During the six months ended June 30, 2021, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one consultant an aggregate of 2,003,875 shares of the Company’s common stock with a value of $142,398, calculated using the closing share prices on the dates of the vesting agreements.

Warrants

During the six months ended June 30, 2021, the Company issued warrants to purchase 42,423,340 shares of common stock, associated with the Series R preferred stock. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2021.

	2021
		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding - beginning of period	15,922,044	$4.24
Granted	151,676,010	$0.07
Exercised	-	-
Forfeited	-	-
Outstanding - end of period	167,598,054	$0.43

At June 30, 2021 and 2020, the weighted average remaining contractual life of warrants outstanding was as follows:

	2021
			Weighted Average
			Remaining
Exercise	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.05	112,298,340	112,298,340	0.39 - .96
$0.10	55,177,670	55,177,670	0.39 - 0.89
$500.00	122,044	122,044	0.12
	167,598,054	167,598,054

At June 30, 2021, the aggregate intrinsic value of the warrants outstanding was $6,230,534.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of discount	$3,042,878
Less current portion	2,110,603
Total long-term liabilities	$932,275

Maturities of long-term debt for the next three years are as follows:

Year Ending June 30,	Amount
2022	2,819,780
2023	262,275
2024	-
$3,082,055

At June 30, 2021, the Company had $3,082,055 in convertible promissory notes and has a remaining debt discount $39,177, leaving a net balance of $3,042,878.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the six months ended June 30, 2021, the Company issued 13,927,621 shares of common stock, upon conversion of $81,150 in principal, plus accrued interest of $52,555. As of June 30, 2021, the 2014-2015 Notes had an aggregate remaining balance of $930,000, of which $90,000 is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of June 30, 2021, the remaining balance was $62,275, which is long term.

The Company issued various unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes. The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of June 30, 2021, the remaining balance of the 2015-2016 Notes was $1,200,000, of which $780,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2021, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of June 30, 2021, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of June 30, 2021, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note matures on November 19, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,047 during the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company paid off $15,228 in cash, of the Nov 20 Note. As of June 30, 2021, the remaining balance of the Nov 20 Note was $13,772, which is short term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note matures on January 25, 2022, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,358 during the six months ended June 30, 2021. As of June 30, 2021, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements as of June 30, 2021 was $36,309,795.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the six months ended June 30, 2021 and 2020.

	Six months Ended
	June 30,
	2021	2020
Equipment Contracts	$1,181,981	$1,397,335
Component Sales	500,234	706,840
Services Sales	30,698	43,263
Rental Income	14,687	-
	$1,727,600	$2,147,438

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ended June 30, 2021 and for the year ended December 31, 2020, was $212,234 and $148,734, respectively. The contract liability for the six months ended June 30, 2021 and for the year ended December 31, 2020, was $301,116 and $340,551, respectively.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of June 30, 2021, the note included principal of $80,000 plus accrued interest of $53,879 for a total of $133,879. The Note was considered impaired as of December 31, 2020, and an allowance was recognized in the financials in the amount of $133,879, during the year ended December 31, 2020, due to impairment.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into 1,000 shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of June 30, 2021, the fair value of the preferred shares was $48,400.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The term of the loans ranged from two months to six months. The finance cost was amortized over the terms of the loans, which had various maturity dates ranging from October 2018 through February 2019. As of December 31, 2019, the finance cost was fully amortized. During the period ended June 30, 2021, the Company settled one of the loans in the amount of $6,250, which was recognized on the statement of operations as a gain on write-off of loan payable. The net balance as of June 30, 2021 and December 31, 2020 was $336,646 and $342,896, respectively.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. During the period ended June 30, 2021, the CEO loaned the Company $50,000, and the Company made principal payments in the amount of $135,153, and recorded interest of $3,651, leaving a balance of $0 as of June 30, 2021.

Small Business Administration Loans

Between April 30, 2020 and June 12, 2020, the Company received total loan proceeds in the amount of $505,000, including an aggregate of $345,000 under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act. The principal and accrued interest under the Note is forgivable if the Company uses the PPP Loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the deferral period. The Company used the full proceeds of the PPP Loan specifically for eligible purposes per requirements of the PPP. The Company also received an Economic Injury Disaster Loan in the amount of $150,000 and an Economic Injury Disaster Grant in the amount of $10,000.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of June 30, 2021, the maturities are summarized as follows:

Capital lease	$12,529
Less current portion	9,088
Total long-term liabilities	$3,441

10.	FOREIGN SUBSIDIARY

On January 22, 2020 the Company entered into a strategic partnership with Permionics Separations Solutions, Inc., a unit of India’s Permionics Group (“Permionics”) for the Asia-Pacific Region. This strategic partnership assists the Company with overcoming the typical hurdles in commercializing a technology overseas with engineering support, developing customer proposals, infrastructure to handle logistics and purchasing, inventory and shipping from and into foreign countries, customer training, startup assistance and service.

The Company believes that Permionics is best suited to accomplish all of the above for its customers in the Asia-Pacific countries and as a result, has terminated all activities of its fully owned subsidiary, OriginClear Technologies Limited, in Hong Kong, China, working instead with Permionics when applicable.

11.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

The Company rents from its subsidiary on a month-to-month basis a 12,000 square foot facility in McKinney, Texas at a base rent of $7,000 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the six months ended June 30, 2021.

Litigation

As of the period ended June 30, 2021, there are no material updates to the settlement of the dispute between OriginClear, Inc., and its developmental subsidiary, WaterChain, Inc., and RDI Financial, LLC, an alleged assignee of Interdependence, Inc., as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. All parties are fully and timely performing under the settlement agreement, and no further issues or proceedings, or fees and costs, are anticipated.

There are no material updates to the settlement of the dispute between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and iKAHN Capital LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. As of the period ended June 30, 2021, the iKahn matter has been fully settled and closed.

For the period ended June 30, 2021, there are no material updates to the litigation between Progressive Water Treatment, Inc., OriginClear, Inc. and T. Riggs Eckelberry, individually, and Yellowstone Capital, LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

For the period ended June 30, 2021, there are no material updates to the ongoing litigation between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and GTR Source LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

For the period ended June 30, 2021, there are no material updates to the settlement of the dispute between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and C6 Capital LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

For the period ended June 30, 2021, there are no material updates to the settlement of the dispute between Progressive Water Treatment, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually, and Expansion Capital Group, LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

For the period ended June 30, 2021, there are no material updates to the ongoing litigation between OriginClear, Inc. and Auctus Fund, LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between July 1, 2021 and August 26, 2021, the Company issued an aggregate of 722.5 shares of the Company’s Series W preferred stock in exchange for an aggregate of 95 shares of Series I preferred stock and an aggregate of 627.5 shares of Series K preferred stock.

Between July 7, 2021 and September 13, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 880 shares of the Company’s Series U preferred stock for an aggregate purchase price of $880,000. The Company also issued an aggregate of 8,800,000 Series A warrants, 3,520,000 Series B warrants, and 880,000 Series C warrants to the investors.

Between July 19, 2021 and September 15, 2021, the Company issued to consultants an aggregate of 4,529,647 shares of the Company’s common stock for services including an aggregate of 540,873 shares of common stock for settlement of prior consulting agreement.

Between July 20, 2021 and July 22, 2021, holders of Series Q preferred stock converted an aggregate of 200 Series Q shares into an aggregate of 5,130,590 shares of the Company’s common stock.

Between July 20, 2021 and August 25, 2021, holders of Series U preferred stock converted an aggregate of 145 Series U shares into an aggregate of 3,203,971shares of the Company’s common stock

Between July 20, 2021 and July 22, 2021, holders of Series W preferred stock converted an aggregate of 175 Series W shares into an aggregate of 4,463,400 shares of the Company’s common stock

Between July 22, 2021 and August 25, 2021, holders of Series R preferred stock converted an aggregate of 95 Series R shares into an aggregate of 4,297,457 shares, including make-good shares, of the Company’s common stock.

On July 22, 2021, holders of Series S preferred stock converted an aggregate of 50 Series S shares into an aggregate of 1,306,168 shares of the Company’s common stock.

On July 26, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Plaintiffs”) and Expansion Capital Group, LLC (“Expansion”) settled a dispute between the parties relating to a prior agreement the parties entered into on December 30, 2019. Pursuant to the terms of the confidential settlement, the Expansion Plaintiffs filed a Notice of Nonsuit with Prejudice in the action commenced by the Expansion Plaintiffs in District Court for the 429th Judicial District, Collin County, Texas and on August 25, 2021, Expansion terminated the UCC-1 security interest filed against the Expansion Plaintiffs.

On August 2, 2021, upon electing and qualifying per the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to a consultant an aggregate of 768,017 shares of the Company’s common stock.

On August 10, 2021, the Company filed a certificate of designation of Series X Preferred Stock with the Secretary of State of Nevada. Pursuant to the Series X COD, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders will not be entitled to dividends or any voting rights except as may be required by applicable law. The Series X will be convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holder will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holder will also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holder executed the subscription agreement.  On August 10, 2021, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series X along with an aggregate of 1,798,562 shares of common stock, for an aggregate purchase price of $250,000, pursuant to a subscription agreement between the Company and the investor.

On August 10, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”) and Yellowstone Capital, LLC (“Yellowstone”) settled a dispute between the parties relating to a secured merchant agreement that the Yellowstone Plaintiffs and Yellowstone entered into on July 19, 2018. Pursuant to the terms of the confidential settlement, the Yellowstone Plaintiffs have dismissed with prejudice the action commenced by the Yellowstone Plaintiffs in Supreme Court for the State of New York in and for the County of Erie and the appeal in the New York Supreme Court Appellate Division, Fourth Department, and on September 1, 2021, Yellowstone terminated the UCC-1 security interest filed against the Yellowstone Plaintiffs.

On August 20, 2021, the Company submitted a request for forgiveness of the PPP loans and provided documentation regarding its compliance with applicable requirements for forgiveness. On September 13, 2021, the Company received a decision from the Small Business Administration confirming that the PPP loans in the aggregate amount of $345,000 have been fully forgiven.

On August 25, 2021, the Company issued an aggregate of 633,282 shares of the Company’s common stock as make-good shares for prior Series P preferred stock conversion.

On September 1, 2021, the Company received proceeds of $50,000 and issued an aggregate of 1,000,000 shares of common stock upon exercise of warrants with an exercise price of $0.05 per share. The warrants had been issued in connection with the sale of shares of Series R preferred stock.

On September 16, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock, and filed a certificate of designation for a new series of Series V preferred stock (the “Series V”), with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 3,000 shares of preferred stock as Series V. The Series V has a stated value of $100,000 per share, and will be entitled to an annual distribution of 25% of annual net profits of newly established, Company wholly-owned, Water On Demand subsidiaries, designated by each Holder, paid within 3 months of subsidiary’s accounting year-end. The Series V will not be entitled to any voting rights except as may be required by applicable law. The Series V will be convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits.

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

Reducing Risk through Outsourcing

Inflation of water rates greatly exceeds core inflation (see Figure 2), creating a risk for managers of businesses served by municipalities. We believe this creates an incentive for self-treatment; but these businesses may lack the capital for large water plant expenditures, and the in-house expertise to manage them. Outsourcing through what we call Water on Demand™ means that these companies do not have to worry about the problem, either financing it or managing it.

As an example, in Information Technology, few companies operate their own server in-house powering their website. Rather, such servers are typically managed by professionals through a service level agreement. In the water industry, when applied to outsourced water treatment, a service level agreement is known as O&M agreement. When the vendor retains ownership of the equipment, the concept is expanded to “Own and Operate”, an extension of the basic “Design and Build”, for a full offering known as DBOO, which is very similar to the solar energy programs known as Power Purchase Agreements (PPAs).

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

The Decentralization Megatrend

An updated report of October 2018, “Public Spending on Transportation and Water Infrastructure, 1956 to 2017” (https://www.cbo.gov/system/files?file=2018-10/54539-Infrastructure.pdf), stated that The Federal Government’s and State and Local Governments’ Spending on Water Utilities, including water supply and wastewater treatment facilities, was $4 billion in 2016.

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

This is known in the water industry as Design/Build/Own/Operate (“DBOO”), or colloquially as water equipment as a service. The Company is working to develop its own DBOO capabilities under the branding Water on Demand™ (https://www.originclear.com/water-on-demand).

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

Implementation of Water On Demand

We have taken initial steps in this new direction. On February 23, 2021, we agreed to acquire our first real estate asset to finance water projects. Ivan Anz, OriginClear advisor and founder of strategic partner PhilanthroInvestors Inc. invested certain real estate assets through a securities purchase agreement. Per the agreement, in exchange for preferred stock and warrants, the Company received real property valued at $630,000. The real property has been transferred to the Company through an irrevocable power of attorney, subject to certain rights of rescission. The real property includes residential real estate in Buenos Aires, Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. There is no prospective date of sale, however, the real property has been listed actively on the market to be sold. We intend to apply the proceeds received from the sale of the real property, if and when we receive such proceeds, to finance water systems either in support of standard equipment sales by our subsidiary Progressive Water Treatment (“PWT”), or for the newer Water On Demand pre-funded water systems, or any combination thereof.

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

Advisory Support for Water On Demand

In September, 2020, PhilanthroInvestors entered a strategic agreement with OriginClear and listed the Company on its new Water PhilanthroInvestors program. At the same time, the Company appointed PhilanthroInvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors.

The Water PhilanthroInvestors program includes support for Water On Demand.

$H2O™

On May 10, 2021, OriginClear filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation, or Water On Demand.

On May 16, 2021, the Company applied for a registered trademark for the mark $H2O (also referred to as H2O) as the blockchain system representing this activity. The current filing basis is “Intent-to-use basis” (under Trademark Act Section 1(b)).

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

ClearAqua™

OriginClear is currently exploring a utility coin, or token, named ClearAqua, The Water Coin For The World™, which would implement a grassroots network for alerts, leading to actionable proposals for water projects. There is no assurance this token will be issued or if issued, will be successful. ClearAqua is not required for OriginClear’s core business.

We filed, on an intent-to-use basis, US Trademark applications on July 21, 2021 for the Mark, CLEARAQUA, and the phrase “THE WATER COIN FOR THE WORLD”.

OriginClear Tech Group

As stated above, all of our technology and operations activities have been centralized under OriginClear Tech Group (“OTG”), enabling a total focus at the corporate level on the Water On Demand strategy.

The mission of OTG is to provide expertise and technology to help make clean water available for all. Specifically, OTG houses the following initiatives:

1.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, and the Modular Water Systems brand.

2.	We manage relationships with partners worldwide who are licensees and business partners.

3.	We develop new technology approaches and business models in the lab, such as Investor Water™ and WaterChain™, both of which are designed to help achieve funding for water treatment and management systems. Both projects are in a research and development phase. OTG also is actively working on the ability to deliver O&M capability at scale, to support Water On Demand outsourced treatment and purification programs, and is evaluating a pilot program to achieve this. OTG intends to support the development of the $H2O blockchain system, which may replace WaterChain altogether. In 2020, the Company also completed a pilot program with a rental program of a product known as Pool Preserver™, and developed a career-building program for entrepreneurs termed Waterpreneurs™. Water As A Career remains a pilot program and the Company does not plan to expand it at this time.

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

OTG seeks to incubate or acquire businesses that help industrial water users treat their water themselves, and often reuse it. We believe that assembling a group of such water treatment and water management businesses is potentially an opportunity for significant growth and increased Company value for the stockholders.

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

To support the new DBOO and acquisition goals, on June 15, 2021 the Company named Prasad Tare as the Company’s Chief Financial Officer.

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

On August 25, 2021, a large US power utility signed a Master Services Agreement (MSA) with our subsidiary, Progressive Water Treatment (PWT), for water filtration systems that will provide process water at three power plants. The utility has now issued a purchase order for about $1.8 million, for the first power plant. The total purchase price payable to PWT under the MSA is about $5 million, subject to certain conditions, including receipt and acceptance by PWT of additional purchase orders. There is no assurance as to whether, or when, PWT will receive $5 million under the PWT. We expect the overall contract to take up to two years to deliver. We believe this contract reflects the excellent reputation enjoyed by PWT over 25 years for versatility in water engineering. For PWT, this contract represents a return to large power plant contracts.

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

In the first half of 2021, MWS received $1,001,760 in firm orders, of which $839,810 was received in the Second Quarter. This contrasts with $735,150 received in firm orders by MWS for the entirety of 2020.

Orders are only an indication of future revenue.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As June 30, 2021, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Revenue and Cost of Sales

For the three months ended June 30, 2021, we had revenue of $931,422 compared to $1,055,000 for the three months ended June 30, 2020. Cost of sales for the three months ended June 30, 2021 was $754,922 compared to $902,729 for the three months ended June 30, 2020. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue due to the impact of the Covid-19 pandemic.

Our gross profit was $176,500 and $152,271 for the three months ended June 30, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2021, we had selling and marketing expenses of $1,133,056 compared to $338,877 for the three months ended June 30, 2020.  The increase in selling and marketing expenses was primarily due to an increase in non-cash marketing and investor relations shares for services expense.

General and Administrative Expenses

For the three months ended June 30, 2021, we had general and administrative expenses of $961,623 compared to $522,238 for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees including non-cash, shares for services expense and outside services.

Research and Development Cost

For the three months ended June 30, 2021, our research and development cost was $0 compared to $25,085 for the three months ended June 30, 2020. The decrease in research and development costs was primarily due to decrease in salary expense.

Other Income and (Expenses)

Other income and (expenses) increased by $3,488,016 to $(8,973,824) for the three months ended June 30, 2021, compared to $(5,485,808) for the three months ended June 30, 2020. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $2,980,820, increase in interest expense of $172,320, an increase in loss on conversion of preferred stock in the amount of $333,306, an increase in unrealized gain on investment securities in the amount of $6,800, and a gain on write off of accounts payable in the amount of $6,250.

Net Income/(Loss)

Our net loss increased by $4,669,665 to $10,903,503 for the three months ended June 30, 2021, compared to net loss of $6,233,838 for the three months ended June 30, 2020. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the loss on net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Revenue and Cost of Sales

For the six months ended June 30, 2021, we had revenue of $1,727,600 compared to $2,147,438 for the six months ended June 30, 2020. The cost of sales for the six months ended June 30, 2021 was $1,446,946 compared to $1,781,874 for the six months ended June 30, 2020. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to the impact of the Covid-19 pandemic.

Our gross profit was $280,654 and $365,564 for the six months ended June 30, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2021, we had selling and marketing expenses of $1,564,564, compared to $713,800 for the six months ended June 30, 2020. The increase in selling and marketing expenses was primarily due to an increase in non-cash marketing and investor relations shares for services expense.

General and Administrative Expenses

General and administrative expenses were $1,779,673 for the six months ended June 30, 2021, compared to $1,072,149 for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees including non-cash, shares for services expense and outside services.

Research and Development Cost

Research and development cost for the six months ended June 30, 2021 and 2020, were $0 and $54,067, respectively. The decrease in research and development costs was primarily due to decrease in salary expense.

Other Income and (Expenses)

Other income and (expenses) increased by $42,541,854 to $(25,674,364) for the six months ended June 30, 2021, compared to $16,867,490 for the six months ended June 30, 2020. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $41,163,398, increase in interest expense of $257,940, an increase in loss on conversion and exchange of preferred stock in the amount of $1,125,347, offset by an increase in unrealized gain on investment securities in the amount of $43,600, and a gain on write off of accounts payable in the amount of $6,250.

Net Income/(Loss)

Our net loss for the six months ended June 30, 2021 was $(28,761,078), compared to net income of $15,367,576 for the six months ended June 30, 2020. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the loss on net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the six months ending June 30, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At June 30, 2021 and December 31, 2020, we had cash of $537,209 and $409,591, respectively, and a working capital deficit of $43,327,041 and $21,699,304, respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, an increase in cash, and contract assets, offset by a decrease in loans payables, accounts payable, contract receivable, prepaid expenses, and accrued expenses.

During the six months ended June 30, 2021, we raised an aggregate of $2,560,175 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,459,382 for the six months ended June 30, 2021, compared to $1,393,670 for the period ended June 30, 2020. The increase in cash used in operating activities was primarily due to an increase in accounts payable and a decrease in contract liabilities.

Net cash flows used in investing activities for the six months ended June 30, 2021 and 2020, were $9,000 and $1,500, respectively. The increase in investing activities was due to payment of accounts payable for purchase of fixed assets.

Net cash flows provided by financing activities was $2,591,070 for the six months ended June 30, 2021, as compared to $1,691,242 for the six months ended June 30, 2020. The net increase in cash provided by financing activities was due primarily to an increase in proceeds from issuance of preferred stock, increase in payments of preferred dividends and repayment of loan to related party. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

As of filing date, there are no material updates to the settlement of the dispute between OriginClear, Inc., and its developmental subsidiary, WaterChain, Inc., and RDI Financial, LLC, an alleged assignee of Interdependence, Inc., as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. All parties are fully and timely performing under the settlement agreement, and no further issues or proceedings, or fees and costs, are anticipated.

As of filing date, there are no material updates to the ongoing litigation between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and GTR Source LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

As of filing date, there are no material updates to the settlement of the dispute between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and C6 Capital LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

As of filing date, there are no material updates to the ongoing litigation between OriginClear, Inc. and Auctus Fund, LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

There are no material updates to the settlement of the dispute between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and iKAHN Capital LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. As of the period ended June 30, 2021, the iKahn matter has been fully settled and closed.

On July 26, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Plaintiffs”) and Expansion Capital Group, LLC (“Expansion”) settled a dispute between the parties relating to a prior agreement the parties entered into on December 30, 2019. Pursuant to the terms of the confidential settlement, the Expansion Plaintiffs filed a Notice of Nonsuit with Prejudice in the action commenced by the Expansion Plaintiffs in District Court for the 429th Judicial District, Collin County, Texas and on August 25, 2021, Expansion terminated the UCC-1 security interest filed against the Expansion Plaintiffs.

On August 10, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”) and Yellowstone Capital, LLC (“Yellowstone”) settled a dispute between the parties relating to a secured merchant agreement that the Yellowstone Plaintiffs and Yellowstone entered into on July 19, 2018. Pursuant to the terms of the confidential settlement, the Yellowstone Plaintiffs have dismissed with prejudice the action commenced by the Yellowstone Plaintiffs in Supreme Court for the State of New York in and for the County of Erie and the appeal in the New York Supreme Court Appellate Division, Fourth Department, and on September 1, 2021, Yellowstone terminated the UCC-1 security interest filed against the Yellowstone Plaintiffs.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, we issued and sold an aggregate of 1,401 shares of Series R Preferred Stock, 64,975,000 Series A Warrants, and 37,825,000_Series B Warrants, to accredited investors for an aggregate purchase price of $1,400,750.

During the three months ended June 30, 2021, we issued and sold an aggregate of 50 shares of Series U Preferred Stock, 500,000 Series A Warrants, 200,000_Series B Warrants, and 50,000 Series C Warrants, to accredited investors for an aggregate purchase price of $50,000.

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

As of the date of the filing of this report, the Company has 25 shares of Series G preferred stock outstanding which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

As of the date of the filing of this report, the Company has 235 shares of Series I preferred stock outstanding which the Company was required to, and failed to redeem between May 2, 2021 and June 10, 2021, for an aggregate redemption price (equal to the stated value) of $235,000.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Designation of Series V Preferred Stock.*
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 16, 2021	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)