Form 10-Q
period 2021-09-30
ORIGINCLEAR, INC.
filed 2021-11-16
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2021

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

As of November 15, 2021 there were 299,793,569 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$538,729	$409,591
Restricted cash	20,100	6,530
Contracts receivable	712,006	438,430
Contract assets	71,861	148,734
Inventory assets	2,850	-
Other receivable	2,599	3,799
Prepaid expenses	32,230	52,728

TOTAL CURRENT ASSETS	1,380,375	1,059,812

NET PROPERTY AND EQUIPMENT	224,172	258,206

OTHER ASSETS
Long term assets held for sale	514,000	-
Fair value investment-securities	40,000	8,000
Trademark	4,467	4,467

TOTAL OTHER ASSETS	558,467	12,467

TOTAL ASSETS	$2,163,014	$1,330,485

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$932,162	$1,304,803
Accrued expenses	1,524,882	1,542,816
Cumulative preferred stock dividends payable	359,267	256,274
Contract liabilities	538,706	340,551
Capital lease, current portion	9,088	9,088
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	80,646	342,896
Loan payable, related party	-	94,883
Loans payable, SBA	150,000	505,000
Derivative liabilities	16,511,716	12,310,307
Series F 8% Preferred Stock, 160 and 175 shares issued and outstanding, redeemable value of $160,000 and $175,000 respectively	160,000	175,000
Series F 8% Preferred Stock, 100 shares issued and outstanding, redeemable value of $100,000 and $100,000 respectively	100,000	100,000
Series G 8% Preferred Stock, 50 and 430 shares issued and outstanding, respectively, redeemable value of $50,000 and $430,000, respectively	50,000	430,000
Series I 8% Preferred Stock, 235 and 797 shares issued and outstanding, respectively, redeemable value of $235,000 and $797,400, respectively	235,000	797,400
Series K 8% Preferred Stock, 581 and 3,160 shares issued and outstanding, respectively, redeemable value of $580,650 and $3,160,417, respectively	580,650	3,160,417
Convertible promissory notes, net of discount of $20,294 and$17,929, respectively	2,999,486	1,223,228

Total Current Liabilities	24,398,056	22,759,116

Long Term Liabilities
Capital lease, long term portion	1,169	7,985
Convertible promissory notes, net of discount of $0 and $0, respectively	62,275	1,877,275

Total Long Term Liabilities	63,444	1,885,260

Total Liabilities	24,461,500	24,644,376

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

Series J Convertible Preferred Stock, 225 and 273 shares of issued and outstanding, respectively, redeemable value of $225,000 and $272,500, respectively	225,000	272,500
Series L Convertible Preferred Stock, 659.8 and 1,132 shares of issued and outstanding, respectively redeemable value of 659,825 and 1,132,084	659,825	1,132,084
Series M Preferred Stock, 40,340 and 42,213 shares issued and outstanding, respectively, redeemable value of $1,009,750 and $1,060,325, respectively	1,009,750	1,060,325
Series O 8% Convertible Preferred Stock, 815 and 1,995 shares issued and outstanding, respectively, redeemable value of $815,000 and $1,995,000, respectively	815,000	1,995,000
Series P Convertible Preferred Stock, 76 and 357 shares issued and outstanding, respectively redeemable value of $76,250 and $356,500, respectively	76,250	356,500
Series Q 12% Convertible Preferred Stock, 620 and 1,025 shares issued and outstanding, respectively, redeemable value of $620,000 and $1,025,000, respectively	620,000	1,025,000
Series R 10% Convertible Preferred Stock, 4,280 and 490 shares issued and outstanding, respectively, redeemable value of $4,280,017 and $490,000, respectively	4,280,017	490,000
Series S 10% Convertible Preferred Stock, 170 and 0 shares issued and outstanding, respectively, redeemable value of $170,000 and $0, respectively	170,000	-
Series T 10% Convertible Preferred Stock, 630 and 0, respectively, redeemable value of $630,000 and $0, respectively	630,000	-
Series U 10% Convertible Preferred Stock, 635 and 0, shares issued and outstanding, respectively, redeemable value of $635,000 and $0, respectively	635,000	-
Series W 10% Convertible Preferred Stock, 757.5 and 0, shares issued and outstanding, respectively, redeemable value of $757,500 and $0, respectively	757,500	-
Series X 10% Convertible Preferred Stock, 250 and 0, respectively, redeemable value of $250,000 and $0, respectively	250,000	-
	10,128,342	6,331,409

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 32,500,000 shares of Series D-1 Preferred Stock, issued and outstanding, respectively	3,150	3,250
1,537,213 shares of Series E Preferred Stock, issued and outstanding, respectively	154	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 225,980,190 and 65,052,688 equity shares issued and outstanding, respectively	22,598	6,505
Additional paid in capital - Common stock	73,869,508	64,265,217
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(106,422,106)	(94,020,294)

TOTAL SHAREHOLDERS’ DEFICIT	(32,426,828)	(29,645,300)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,163,014	$1,330,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales	$1,120,687	$917,320	$2,848,287	$3,064,758

Cost of Goods Sold	790,336	934,708	2,237,282	2,716,582

Gross Profit	330,351	(17,388)	611,005	348,176

Operating Expenses
Selling and marketing expenses	636,481	339,759	2,201,045	1,053,559
General and administrative expenses	1,006,041	782,810	2,785,713	1,853,760
Research and development	-	29,334	-	83,400
Depreciation and amortization expense	10,903	14,431	34,034	39,892

Total Operating Expenses	1,653,425	1,166,334	5,020,792	3,030,611

Loss from Operations	(1,323,074)	(1,183,722)	(4,409,787)	(2,682,435)

OTHER INCOME (EXPENSE)
Other income	356,438	4,001	359,939	12,521
Impairment of asset for sale	(116,000)	-	(116,000)	-
Gain on write off loans payable	151,000	-	157,250	-
Gain/(Loss) on conversion of preferred stock	(146,382)	18,066	(1,265,666)	24,129
Loss on exchange of preferred stock	-	-	(40,000)	-
Unrealized gain(loss) on investment securities	(8,400)	3,600	32,000	400
Gain on net change in derivative liability and conversion of debt	19,798,080	6,409,231	(4,146,757)	23,627,793
Interest expense	(314,547)	(233,010)	(934,942)	(638,077)

TOTAL OTHER (EXPENSE) INCOME	19,720,189	6,201,888	(5,954,176)	23,026,766

NET INCOME (LOSS)	$18,397,115	$5,018,166	$(10,363,963)	$20,344,331

PREFERRED STOCK DIVIDENDS	-	-	-	-
WARRANTS DEEMED DIVIDENDS	-	-	(2,037,849)	-

NET (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$18,397,115	$5,018,166	$(12,401,812)	$20,344,331

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.09	$0.27	$(0.08)	$1.75

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$0.02	$0.03	$(0.08)	$0.15

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC	197,669,804	18,643,531	147,762,596	11,598,453

DILUTED	795,174,058	146,074,997	147,762,596	139,029,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	NINE MONTHS ENDED SEPTEMBER 30, 2020
							Accumulated
	Preferred stock		Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2019	40,674,799	$4,067	4,854,993	$486	$64,915,364	$-	$(134)	$(107,281,659)	$(42,361,876)	$2,204,025

Rounding	-	1	-	(1)	-	-	-	-	-	-

Common stock issuance for conversion of debt and accrued interest	-	-	9,732,328	973	277,197	-	-	-	278,171	-

Common stock issued at fair value for services	-	-	3,297,275	330	263,667	-	-	-	263,997	-

Common stock issued for conversion of Series D-1 Preferred stock	(6,000,000)	(600)	295,141	30	24,348	-	-	-	23,778	-

Common stock issued for conversion of Series E Preferred stock	(602,436)	(60)	30,124	3	57	-	-	-	-	-

Common stock issued for conversion of Series J Preferred stock	(70)	-	2,313,689	231	(231)	-	-	-	-	(69,700)

Common stock issued for conversion of Series L Preferred stock	(295)	-	10,038,055	1,004	(1,004)	-	-	-	-	285,675

Common stock issued for conversion of Series M Preferred stock	(320)	-	137,052	14	(14)	-	-	-	-	135,400

Common stock issued for conversion of Series O Preferred stock	-	-	166,990	17	(17)	-	-	-	-	1,245,000

Common stock issued for conversion of Series P Preferred stock	(10)	-	570,475	57	(57)	-	-	-	-	301,000

Issuance of Series M Preferred stock through a private placement	-	-	-	-	145,250	5,000	-	-	150,250	155,250

Exchange of Series F Preferred stock to Series Q Preferred stock	-	-	-	-	-	-	-	-	-	1,188,000

Reclassification of non-cash adjustment	-	-	-	-	(46,260)	-	-	-	(46,260)	-

Reclassification of preferred stock	(34,455)	(4)	-	-	-	-	-	-	-	-

Reclassification from equity to mezzanine	-	-	-	-	(2,856,397)	-	-	-	(2,856,397)	-

Gain on conversion of Series L Preferred stock	-	-	-	-	(24,129)	-	-	-	(24,129)	-

Subscription payable-common stock	-	-	-	-	-	100,000	-	-	100,000	-

Comprehensive gain	-	-	-	-	-	-	1	-	1	-

Net Income	-	-	-	-	-	-	-	20,344,331	20,344,331	-

Balance at September 30, 2020 (unaudited)	34,037,213	3,404	31,436,122	$3,144	$62,697,774	$105,000	$(133)	(86,937,328)	(24,128,134)	$5,289,400

	NINE MONTHS ENDED SEPTEMBER 30, 2021
							Accumulated
	Preferred stock		Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2020	34,038,213	3,404	65,052,688	6,505	64,265,217	100,000	(132)	(94,020,294)	(29,645,300)	$6,331,409

Rounding	-	-	-	(2)	(1)	-	-	-	(3)	-

Common stock issuance for conversion of debt and accrued interest	-	-	13,927,622	1,393	132,312	-	-	-	133,705	-

Common stock issued at fair value for services	-	-	24,656,117	2,466	1,927,258	-	-	-	1,929,724	-

Common stock issued for conversion of Series D1 Preferred stock	(1,000,000)	(100)	68,571	7	5,547	-	-	-	5,454	-

Common stock issued for conversion of Series J Preferred stock	-	-	1,203,924	120	47,380	-	-	-	47,500	(47,500)

Common stock issued for conversion of Series L Preferred stock	-		15,265,754	1,527	471,232	-	-	-	472,759	(472,759)

Common stock issued for Series O Preferred stock dividends	-	-	495,366	50	(50)	-	-	-	-	-

Common stock issued for conversion of Series O Preferred stock	-	-	27,357,198	2,736	1,057,264	-	-	-	1,060,000	(1,060,000)

Common stock issued for conversion of Series P Preferred stock	-	-	9,086,985	909	279,341	-	-	-	280,250	(280,250)

Common stock issued for conversion of Series Q Preferred stock	-	-	10,668,656	1,067	418,933	-	-	-	420,000	(420,000)

Common stock issued for conversion of Series R Preferred stock	-	-	33,520,261	3,352	1,081,548	-	-	-	1,084,900	(1,084,900)

Common stock issued for conversion of Series S Preferred stock	-	-	5,495,406	550	194,450	-	-	-	195,000	(195,000)

Common stock issued in conjunction with the sale of Series X Preferred stock	-	-	1,798,562	180	(180)	-	-	-	-	-

Common stock issued for conversion of Series U Preferred stock	-	-	8,729,034	873	329,127	-	-	-	330,000	(330,000)

Common stock issued for conversion of Series W Preferred stock	-	-	7,020,764	702	244,798	-	-	-	245,500	(245,500)
Common stock issued for make good shares for Series P Preferred Stock	-	-	633,282	63	(63)	-	-	-	-	-
Issuance of Series M Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	29,425

Issuance of Series R Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	2,480,750

Exercise of warrants purchased for cash	-	-	1,000,000	100	49,900	-	-	-	50,000	-

Issuance of Series T Preferred stock in exchange for property	-	-	-	-	-	-	-	-	-	630,000

Issuance of Series U Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	965,000

Issuance of Series X Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	250,000

Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	-	-	-	-	-	-	-	15,000

Exchange of Series G Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	15,000

Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	-	-	-	-	-	-	-	365,000

Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	317,400

Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	-	-	-	-	-	-	-	245,000

Exchange of Series K Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	1,821,767

Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	-	-	-	-	-	-	-	758,000

Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	40,000

Loss on issuance of Preferred Stock	-	-	-	-	125,000	-	-	-	125,000	-

Loss on conversion of Preferred Stock	-	-	-	-	1,140,666	-	-	-	1,140,666	-

Adjustment to Series L Preferred stock	-	-	-	-	(500)	-	-	-	(500)	500

Issuance of common stock warrants deemed dividends	-	-	-	-	2,037,849	-	-	(2,037,849)	-	-

Stock based compensation	-	-	-	-	62,480	-	-	-	62,480	-

Net Loss	-	-	-	-	-	-	-	(10,363,963)	(10,363,963)	-

Balance at September 30, 2021 (unaudited)	33,038,213	$3,304	225,980,190	$22,598	$73,869,508	$100,000	$(132)	$(106,422,106)	$(32,426,828)	$10,128,342

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER, 2021 AND 2020
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(10,363,963)	$20,344,331
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	34,034	39,892
Stock compensation expense	62,480	-
Common and preferred stock issued for services	1,929,724	287,775
(Gain) Loss on net change in valuation of derivative liability	4,146,757	(23,627,793)
Debt discount recognized as interest expense	52,288	-
Net unrealized (gain)loss on fair value of security	(32,000)	(400)
Loss on exchange of preferred stock	40,000	-
Loss on issuance of preferred stock	125,000	-
SBA loans forgiven	(355,000)	-
Impairment of assets held for sale	116,000	-
(Gain) Loss on conversion of preferred stock	1,140,666	(24,129)
(Gain) on write off of other payables	(157,250)	-
Interest receivable on convertible note receivable	-	(12,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	(273,576)	19,432
Contract asset	76,873	25,880
Inventory asset	(2,850)	-
Prepaid expenses and other assets	20,498	13,831
Other receivable	1,200	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	(372,641)	79,454
Accrued expenses	53,572	180,606
Contract liabilities	198,155	26,672
Customer deposit	-	9,688

NET CASH USED IN OPERATING ACTIVITIES	(3,560,033)	(2,636,761)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,500)	(9,386)

NET CASH USED IN INVESTING ACTIVITIES	(13,500)	(9,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(6,816)	(6,816)
Proceeds from SBA loans	-	510,000
Repayment of loans, net	(105,000)	(84,318)
Repayment of loans, related party, net	(94,883)	(68,038)
Net payments on cumulative preferred stock dividends payable	102,993	112,732
Payoff on convertible promissory notes	(15,228)	-
Proceeds for the purchase of warrants	50,000	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	3,725,175	150,250
Net proceeds for issuance of preferred stock for cash – liability classification	-	2,299,668
Proceeds from convertible notes	60,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,716,241	2,913,478

NET INCREASE IN CASH	142,708	267,331

CASH BEGINNING OF PERIOD	416,121	490,614

CASH END OF PERIOD	$558,829	$757,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,741	$19,108
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$133,705	$278,170
Other payable for fixed asset with common stock subscription	$-	$184,000
Issuance of Series T preferred shares in exchange for property	$630,000	$-
Issuance of Series O dividends	$50	$-
Preferred stock converted to common stock	$4,135,909	$1,308
Exchange from mezzanine to liability	$3,537,167	$-
Warrants deemed dividends	$2,037,849	$-
Derivative discount issued on notes payable	$54,652	$-
Reclassification of non-cash adjustment of preferred stock additional paid in capital	$-	$(46,260)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2021

1.	The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.

We have taken initial steps in a new direction implementing Water On Demand (‘WOD’) as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. In the water industry, this is commonly known as Design-Build-Own-Operate or DBOO. On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (WOD #1) to pursue capitalization of the equipment required. Our current plan is to pursue a first DBOO contract as a use case, and thereafter either develop, contract or acquire the O&M capability. WOD requires both funding for WOD #1, and such a first client, to launch commercially. On October 29, 2021, the Company received initial funding for WOD #1 and began talks with a prospective client for a pilot DBOO project.

During the nine month period ended September 30, 2021, the Company ventured into acquiring real estate assets to finance water projects. An OriginClear advisor and founder of strategic partner PhilanthroInvestors Inc. invested certain real estate assets through an asset purchase agreement. Per the asset purchase agreement, in exchange for preferred stock and warrants, the Company received real property. The real property has been listed actively on the market to be sold. On September 13, 2021, the Company received an offer for the residential property for $464,000. The offer was accepted and the Company is currently completing all formalities required to close the transaction (refer note 3 - Series T). We intend to apply the proceeds received from the sale of the real property to finance water systems either in support of standard equipment sales by our subsidiary Progressive Water Treatment (“PWT”), or for the newer Water On Demand pre-funded water systems, or any combination thereof.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving profitable operations and receiving additional cash infusions. During the nine months ended September 30, 2021, the Company obtained funds from sales of its preferred stock. Management believes this funding will continue from its current investors and from new investors. The Company also generated revenue of $2,848,287 and has standing purchase orders and open invoices with customers which will provide funds for operations (Refer paragraph OTG Milestones under the business overview section of the Management Discussion and Analysis – PWT and Modular Water Systems). Management believes existing shareholders, prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2021, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Nine months Ended September 30,
	2021	2020
(Loss) Income to common shareholders (Numerator)	$(12,401,812)	$20,344,331

Basic weighted average number of common shares outstanding (Denominator)	147,762,596	11,598,453

Diluted weighted average number of common shares outstanding (Denominator)	147,762,596	139,029,918

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

September 30, 2021	Anti-dilutive shares	Dilutive shares
Warrant shares		215,478,283
Convertible debt shares	11,460,000	381,025,971
Preferred shares	33,037,213	-

September 30, 2020
Warrant shares	122,044	-
Convertible debt shares	17,954,000	262,076,475
Preferred shares	34,037,213	-

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. There was no allowance for doubtful accounts as of September 30, 2021 and December 31, 2020, respectively. The net contract receivable balance was $712,006 and $438,430 at September 30, 2021 and December 31, 2020, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles at September 30, 2021 and December 31, 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 and $83,400 for the nine months ended September 30, 2021 and 2020, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $114,673 and $116,951 for the nine months ended September 30, 2021 and 2020, respectively.

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

Depreciation expense during the nine months ended September 30, 2021 and 2020, was $34,034 and $39,892, respectively.

Inventory

The Company expenses inventory on a first in, first out basis, and had raw materials of $2,850 and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities	$40,000	$40,000	$-	$-
Total Assets measured at fair value	$40,000	$40,000	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, September 30, 2021	$16,511,716	$-	$-	$16,511,716
Total liabilities measured at fair value	$16,511,716	$-	$-	$16,511,716

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2021	$12,310,307
Fair value at issuance	54,652
Loss on conversion of debt and change in derivative liability	4,146,757
Balance as of September 30, 2021	$16,511,716

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

9/30/2021
Risk free interest rate	.05% - .28%
Stock volatility factor	43.0% - 182.0%
Weighted average expected option life	0 months - 5 years
Expected dividend yield	None

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

In September 2018, FASB issued accounting standards update ASU 2018-07, (Topic 505) – “Shared-Based Payment Arrangements with Nonemployees”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments will be fixed on the grant date, as defined in ASC 718, and will use the term nonemployee vesting period, rather than requisite service period. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued. The Company adopted ASU 2018-07 on the January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock do not have any conversion rights. The Series C preferred stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of September 30, 2021, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holder’s discretion upon 61 days’ written notice. During the nine months ended September 30, 2021, the Company issued 68,571 shares of common stock upon conversion of 1,000,000 shares of Series D-1 preferred stock. There was no gain or loss on the conversion. As of September 30, 2021, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not have any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holder’s discretion upon 61 days’ written notice. As of September 30, 2021, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not have any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the year ended December 31, 2020, the Company exchanged 1,278 shares of Series F preferred stock for 1,278 shares of Series Q preferred stock. On October 19, 2020, 125 shares of Series F preferred stock were exchanged for 125 shares of Series O preferred stock and 31 shares of Series P preferred stock. As of December 31, 2020, there were 275 shares of Series F preferred stock issued and outstanding. As of December 31, 2020, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022, and the Company agreed to pay such holder, in addition to any dividends payable on such holder’s Series F preferred stock, an annual fee of 4% of the stated value of such holder’s shares of Series F preferred stock. During the nine months ended September 30, 2021, 15 shares of Series F preferred stock were exchanged for 15 shares of Series Q preferred stock and no gain or loss was recognized Excluding the 100 shares mentioned above, as of September 30, 2021, the Company had 160 outstanding shares of Series F preferred stock which the Company was required to, and failed to redeem on September 1, 2020, and was in default for an aggregate redemption price (equal to the stated value) of $160,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. During the nine months ended September 30, 2021, 380 shares of Series G preferred stock were exchanged for 365 shares of Series S preferred stock, and 15 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 50 shares of Series G preferred stock issued and outstanding which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $50,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I are not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2021, 562 shares of Series I preferred stock were exchanged for 317 shares of Series R preferred stock, and 245 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 235 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem between May 2, 2021, and June 10, 2021, for an aggregate redemption price (equal to the stated value) of $235,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. During the nine months ended September 30, 2021, the Company issued 1,203,924 shares of common stock upon the conversion of 47.5 shares of Series J preferred stock. For the nine months ended September 30, 2021, the Company recognized a loss on conversion of Series J preferred stock in the amount of $64,889. As of September 30, 2021, there were 225 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuance of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2021, 2,580 shares of Series K preferred stock were exchanged for 1,822 shares of Series R preferred stock, and 758 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 581 shares of Series K preferred stock issued and outstanding. Of these 581 shares, the Company was required to, and failed to redeem between August 5, 2021 and August 28, 2021, an aggregate of 120 such shares for an aggregate redemption price (equal to the stated value) of $120,000.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. During the nine months ended September 30, 2021, the Company issued an aggregate of 15,265,754 shares of common stock upon conversion of 472 shares of Series L preferred stock. For the nine months ended September 30, 2021, the Company recognized a loss on conversion of Series L preferred stock in the amount of $740,696. As of September 30, 2021, there were 660 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M preferred stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M preferred stock. Each share of Series M preferred stock has a stated value of $25. The Series M preferred stock is not convertible into common stock. The holders of outstanding shares of Series M preferred stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M preferred stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M preferred stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M preferred stock. The Series M preferred stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M preferred stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M preferred stock, redeem any or all of the then outstanding shares of Series M preferred stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the year ended December 31, 2020, prior to the terms of the Series M preferred stock being amended, holders of Series M preferred stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. During the nine months ended September 30, 2021, the Company issued an aggregate of 1,177 shares of Series M preferred stock for an aggregate purchase price of $29,425 and exchanged an aggregate of 3,200 shares of Series M preferred stock for 120 shares of Series R preferred stock and recognized a loss on the exchange in the amount of $40,000. As of September 30, 2021, there were 40,340 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2021, the Company issued an aggregate of 27,357,198 shares of common stock upon conversion of 1,060 shares of Series O preferred stock and exchanged an aggregate of 120 shares of Series O preferred stock for 120 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 815 shares of Series O preferred stock issued and outstanding, and during the nine months ended September 30, 2021, the Company issued an aggregate of 495,366 shares of common stock in prorated 4% annualized dividends.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the nine months ended September 30, 2021, the Company issued an aggregate of 9,720,267 shares of common stock upon conversion of 280 shares of Series P preferred stock. For the nine months ended September 30, 2021, the Company recognized a loss on conversion of Series P preferred stock in the amount of $335,081. As of September 30, 2021, there were 76 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q preferred stock. The Series Q preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q preferred stock. The Series Q preferred stock does not have voting rights except as required by law. The Series Q preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q preferred stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q preferred stock at any time while the Series Q preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2021, the Company issued an aggregate of 10,668,656 shares of common stock upon conversion of 420 shares of Series Q preferred stock, and exchanged 15 shares of Series F preferred stock for 15 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 620 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R preferred stock. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were issued warrants to purchase shares of common stock with the purchase of Series R. During the nine months ended September 30, 2021, the Company issued an aggregate of 2,481 shares of Series R preferred stock for an aggregate purchase price of $2,480,750 and exchanged an aggregate of 15 shares of Series G preferred stock, 317 shares of Series I preferred stock, 1,822 shares of Series K preferred stock, 3,200 shares of Series M preferred stock, and 120 shares of Series O preferred stock for an aggregate of 2,394 shares of Series R preferred stock, and issued an aggregate of 33,520,261 shares of common stock upon conversion of 1,085 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 4,280 shares of Series R preferred stock along with 111,298,340 Series A warrants (with an exercise price of $0.05) and 55,177,670 Series B warrants (with an exercise price of $0.10) issued and outstanding with a fair value of $11,181,822. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the nine months ended September 30, 2021, the Company issued an aggregate 365 shares of Series S preferred stock in exchange for an aggregate of 365 Series G preferred stock and issued an aggregate of 5,495,406 shares of common stock upon conversion of 195 shares of Series S preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 170 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company’s common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital.

The Company has actively listed the residential real property for sale and on September 13, 2021, received an offer for the property for $464,000, which is $116,000 below the original independent appraisal of $580,000. The offer was accepted and the Company is currently completing all formalities required to close the transaction. Based on the above indicator of impairment, during the quarter ended September 30, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated statement of operations.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the nine months ended September 30, 2021, the Company issued 965 shares of Series U at a stated value of $965,000. During the nine months ended September 30, 2021, the Company issued an aggregate of 8,729,034 shares of common stock upon conversion of 330 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 635 shares of Series U preferred stock issued and outstanding.

Series V

On September 16, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock, and filed a certificate of designation for a new series of Series V preferred stock with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 3,000 shares of preferred stock as Series V. The Series V has a stated value of $100,000 per share, and will be entitled to an annual distribution of 25% of annual net profits of newly established Company wholly-owned, Water On Demand subsidiaries, designated by each Holder, paid within 3 months of subsidiary’s accounting year-end. The Series V will not be entitled to any voting rights except as may be required by applicable law. The Series V will be convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits. During the nine months ended September 30, 2021, there were no shares of Series V preferred stock outstanding.

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W is not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the period ended September 30, 2021, the Company issued 1,003 shares of Series W preferred stock in exchange for 245 shares of Series I preferred stock and 758 shares of Series K preferred stock. During the nine months ended September 30, 2021, the Company issued an aggregate of 7,020,764 shares of common stock upon conversion of 246 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2021, there were 758 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders will not be entitled to dividends or any voting rights except as may be required by applicable law. The Series X will be convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holder will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders will also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holder executed the subscription agreement. On August 10, 2021, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series X for a purchase price of $250,000, along with an aggregate of 1,798,562 shares of common stock, pursuant to a subscription agreement between the Company and the investor. The Company recognized a loss of $125,000, associated with the issuance of the common stock. As of September 30, 2021, there were 25 shares of Series X preferred stock issued and outstanding.

As of September 30, 2021, the Company accrued aggregate dividends in the amount of $359,267 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series T, Series U, Series V, and Series W preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

The Company has 16,000,000,000 authorized shares of common stock with a par value of $0.0001.

Nine months ended September 30, 2021

The Company issued 13,927,622 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $81,150, plus interest in the amount of $52,555, at a conversion price of $0.00955.

The Company issued 24,656,117 shares of common stock for services at fair value of $1,931,222, at share prices ranging from $0.0351 - $0.124.

The Company issued 495,366 shares of common stock for preferred Series O stock dividends payable.

The Company issued 119,049,835 shares of common stock upon conversion of 12,086 shares of preferred stock.

The Company issued 1,000,000 shares of common stock upon exercise of 1,000,000 warrants at an exercise price of $0.05 and received $50,000 from their exercise.

The Company issued 1,798,562 shares of common stock at a price of $0.0695 in conjunction with the sale of Series X preferred stock, and recognized a loss of $125,000 in the financial statements.

Nine months ended September 30, 2020

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

Restricted Stock to Employees, Board and Consultants

Between May 12, 2016, and September 14, 2021, the Company entered into Restricted Stock Grant Agreements (“the E, B &C RSGAs”) with its employees, the Board and consultants, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the E, B &C RSGAs are performance based shares. The E, B &C RSGAs provide for the issuance of up to 218,141,685 shares of the Company’s common stock to employees, Board and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 109,070,842 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 109,070,842 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved or if alternate vesting is qualified and selected, the shares shall become eligible for vesting and issuance.

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

During the nine months ended September 30, 2021, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one consultant an aggregate of 2,771,892 common shares of the Company’s common stock with a value of $211,520, calculated using the closing share prices on the dates of the vesting agreements.

Warrants

During the nine months ended September 30, 2021, the Company issued warrants to purchase 200,678,283 shares of common stock, associated with sales of preferred stocks and realized $50,000 from exercise of 1,000,000 warrants at an exercise price of $0.05. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2021.

	2021
		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding - beginning of period	15,922,044	$4.24
Granted	200,678,283	$0.07
Exercised	(1,000,000)	$0.05
Forfeited	(122,044)	$(4.17)
Outstanding - end of period	215,478,283	$0.07

At September 30, 2021 the weighted average remaining contractual life of warrants outstanding was as follows:

	2021
			Weighted Average
			Remaining
Exercise	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.05	136,498,340	136,498,340	0.13 - 99
$0.02	600,000	600,000	4.92
$0.10	64,827,670	64,827,670	0.13 - 0.99
$0.25	3,860,000	3,860,000	1.75 - 1.99
$0.0275	8,727,273	8,727,273	9.66
$1.00	965,000	965,000	2.75 - 2.99
	215,478,283	215,478,283

During the period ended September 30, 2021, the Company issued 9,327,273 common stock purchase warrants for services, and recognized stock compensation expense of $62,480.

At September 30, 2021, the aggregate intrinsic value of the warrants outstanding was $269,197.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes, net of discount	$3,061,761
Less current portion	2,999,486
Total long-term liabilities	$62,275

Maturities of long-term debt for the next two years are as follows:

Period Ended September	Amount
2022	$3,019,780
2023	62,275
$3,082,055

At September 30, 2021, the Company had $3,082,055 in convertible promissory notes and has a remaining debt discount of $20,294, leaving a net balance of $3,061,761.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the nine months ended September 30, 2021, the Company issued 13,927,621 shares of common stock, upon conversion of $81,150 in principal, plus accrued interest of $52,555. As of September 30, 2021, the 2014-2015 Notes had an aggregate remaining balance of $930,000, which is short term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to September 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of September 30, 2021, the remaining balance was $62,275, which is long term.

The Company issued various unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes. The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of September 30, 2021, the remaining balance of the 2015-2016 Notes was $1,200,000, which is short term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of September 30, 2021, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of September 30, 2021, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. During the nine months ended September 30, 2019, the Company issued 12,500 shares of common stock upon conversion of principal in the amount of $6,523, plus accrued interest of $4,727, with a fair value loss on conversion of $16,250. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of September 30, 2021, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note matures on November 19, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,047 during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company paid off $15,228 in cash, of the Nov 20 Note. As of September 30, 2021, the remaining balance of the Nov 20 Note was $13,772, which is short term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note matures on January 25, 2022, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,358 during the nine months ended September 30, 2021. As of September 30, 2021, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements as of September 30, 2021 was $16,511,716.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the nine months ended September 30, 2021 and 2020.

	Nine months Ended
	September 30,
	2021	2020
Equipment Contracts	$1,903,190	$1,879,727
Component Sales	841,203	1,076,574
Services Sales	82,634	108,457
Rental Income	21,260	-
	$2,848,287	$3,064,758

Revenue recognition for other sales arrangements, such as sales for components, service and licensing fees will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ended September 30, 2021 and for the year ended December 31, 2020, was $71,861 and $148,734, respectively. The contract liability for the nine months ended September 30, 2021 and for the year ended December 31, 2020, was $538,706 and $340,551, respectively.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of September 30, 2021, the note included principal of $80,000 plus accrued interest of $53,879 for a total of $133,879. The Note was considered impaired as of December 31, 2020, and an allowance was recognized in the financials in the amount of $133,879, during the year ended December 31, 2020, due to impairment.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into 1,000 shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of September 30, 2018. As of September 30, 2021, the fair value of the preferred shares was $40,000, based upon the change in market price.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The term of the loans ranged from two months to six months. The finance cost was amortized over the terms of the loans, which had various maturity dates ranging from October 2018 through February 2019. As of December 31, 2019, the finance cost was fully amortized. During the period ended September 30, 2021, the Company settled the majority of the loans in the amount of $262,250, of which $157,250 was recognized on the statement of operations as a gain on write-off of loan payable. The net balance as of September 30, 2021 and December 31, 2020 was $80,646 and $342,896, respectively.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of September 28, 2018. The loans bear interest at various rates to be repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. During the period ended September 30, 2021, the CEO loaned the Company $48,116, and the Company made principal payments in the amount of $142,999, and recorded interest of $3,651, leaving a balance of $0 as of September 30, 2021.

Small Business Administration Loans

Between April 30, 2020 and September 12, 2020, the Company received total loan proceeds in the amount of $505,000, which included an aggregate of $345,000 under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act, an Economic Injury Disaster Loan in the amount of $150,000 and an Economic Injury Disaster Grant in the amount of $10,000. The principal and accrued interest under the PPP is forgivable if the Company uses the PPP loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complies with PPP requirements. In order to obtain forgiveness of the PPP loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. The Company must repay any unforgiven principal amount, with interest, on a monthly basis following the deferral period. The Company used the full proceeds of the PPP loan specifically for eligible purposes per requirements of the PPP. For the period ended September 30, 2021, the aggregate amount of $345,000 received under the PPP, and the Economic Injury Disaster Grant in the amount of $10,000 was recognized in the statement of operations as other income due to forgiveness.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00.

As of September 30, 2021, the maturities are summarized as follows:

Capital lease	$10,257
Less current portion	9,088
Total long-term liabilities	$1,169

10.	FOREIGN SUBSIDIARY

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

11.	ASSETS HELD FOR SALE

During the nine months ended September 30, 2021, the Company acquired real estate assets to be held for sale to finance their water projects, by issuing 630 shares of preferred stock for a fair value of $630,000, in conjunction with common stock purchase warrants, through an asset purchase agreement. The assets held for sale consisted of residential property, plus eight (8) lots of undeveloped land. The real property has been listed actively on the market to be sold. On September 13, 2021, the Company received an offer for the residential property in the amount of $464,000 from a buyer, and an offer of $50,000 for the eight (8) lots of undeveloped land from an investor for a total of $514,000. The offers were accepted, and the Company is currently completing all formalities required to close the transactions (refer note 3 - Series T). At September 30, 2021, the Company adjusted the fair value and recognized a loss on impairment of the residential property in the amount of $116,000.

12.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

The Company rents from its subsidiary on a month-to-month basis a 12,000 square foot facility in McKinney, Texas at a base rent of $7,000 per month.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the nine months ended September 30, 2021.

Litigation

On July 26, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Plaintiffs”) and Expansion Capital Group, LLC (“Expansion”) settled a dispute between the parties relating to a prior agreement the parties entered into on December 30, 2019. Pursuant to the terms of the settlement, the Expansion Plaintiffs filed a Notice of Nonsuit with Prejudice in the action commenced by the Expansion Plaintiffs in District Court for the 429th Judicial District, Collin County, Texas and on August 25, 2021, Expansion terminated the UCC-1 security interest filed against the Expansion Plaintiffs. As of September 30, 2021, the Expansion matter is fully closed.

On August 10, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”) and Yellowstone Capital, LLC (“Yellowstone”) settled a dispute between the parties relating to a secured merchant agreement that the Yellowstone Plaintiffs and Yellowstone entered into on July 19, 2018. Pursuant to the terms of the settlement, the Yellowstone Plaintiffs have dismissed with prejudice the action commenced by the Yellowstone Plaintiffs in Supreme Court for the State of New York in and for the County of Erie and the appeal in the New York Supreme Court Appellate Division, Fourth Department, and on September 1, 2021, Yellowstone terminated the UCC-1 security interest filed against the Yellowstone Plaintiffs.

For the period ended September 30, 2021, there are no material updates to the settlement of the dispute between OriginClear, Inc., and its developmental subsidiary, WaterChain, Inc., and RDI Financial, LLC, an alleged assignee of Interdependence, Inc., as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. All parties are fully and timely performing under the settlement agreement, and no further issues or proceedings, or fees and costs, are anticipated.

For the period ended September 30, 2021, there are no material updates to the ongoing litigation between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and GTR Source LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

For the period ended September 30, 2021, there are no material updates to the settlement of the dispute between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and C6 Capital LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

For the period ended September 30, 2021, there are no material updates to the ongoing litigation between OriginClear, Inc. and Auctus Fund, LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between October 1, 2021 and November 5, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 255 shares of the Company’s Series U preferred stock for an aggregate purchase price of $255,000. The Company also issued an aggregate of 2,550,000 Series A warrants (with an exercise price of $0.10), 1,020,000 Series B warrants (with an exercise price of $0.25), and 255,000 Series C warrants (with an exercise price of $1.00) to the investors.

Between November 1, 2021 and November 9, 2021, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1.5 shares of the Company’s Series V preferred stock for an aggregate purchase price of $150,000. The Company also issued an aggregate of 1,200,000 warrants to the investors.

On November 2, 2021, holders of the Company’s Series J Preferred Stock converted an aggregate of 20 Series J shares into an aggregate of 752,482 shares, including make-good shares, of the Company’s common stock.

Between October 4, 2021 and November 2, 2021, holders of the Company’s Series L Preferred Stock converted an aggregate of 50 Series L shares into an aggregate of 3,358,649, including make-good shares, of the Company’s common stock.

Between October 4, 2021 and November 2, 2021, holders of the Company’s Series O Preferred Stock converted an aggregate of 200 Series O shares into an aggregate of 9,511,600 shares of the Company’s common stock.

On November 2, 2021, holders of the Company’s Series P Preferred Stock converted an aggregate of 19 Series P shares into an aggregate of 471,344 shares of the Company’s common stock.

Between October 4, 2021 and November 2, holders of the Company’s Series Q Preferred Stock converted an aggregate of 105 Series Q shares into an aggregate of 4,395,512 shares of the Company’s common stock.

Between October 4, 2021 and November 2, 2021, holders of the Company’s Series R Preferred Stock converted an aggregate of 848 Series R shares into an aggregate of 45,592,189 shares, including make-good shares, of the Company’s common stock.

Between October 4, 2021 and November 2, 2021, holders of Series U Preferred Stock converted an aggregate of 165 Series U shares into an aggregate of 6,901,698 shares of the Company’s common stock.

On November 2, 2021, holders of Series W Preferred Stock converted an aggregate of 13 Series W shares into an aggregate of 517,668 shares of the Company’s common stock.

Between October 11, 2021 and November 15, 2021, the Company issued to consultants an aggregate of 2,312,237 shares of the Company’s common stock for services including an aggregate of 470,719 shares of common stock for settlement of prior consulting agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	intellectual property;

●	production;

●	future operating results; and

●	plans, objectives, expectations, and intentions contained in this report that are not historical.

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

OriginClear is developing a new business, which is outsourced water treatment, intending to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. In the water industry, this is commonly known as Design-Build-Own-Operate or DBOO. On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (WOD #1) to pursue capitalization of the equipment required.

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

On 29th October 2021, the Company received initial funding for WOD #1 and began talks with a prospective client for a pilot DBOO project.

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

Another benefit to pursuing private customers is that the private sector is relatively less regulated than the public sector.

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

On November 1, 2021, the Company received initial funding for WOD #1 and began talks with a prospective client for a pilot DBOO project.

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

We filed, on an intent-to-use basis, US Trademark applications on July 21, 2021, for the Mark, CLEARAQUA, and the phrase “THE WATER COIN FOR THE WORLD”.

On September 21, 2021, the Company announced it engaged San Diego-based Baja Technologies Inc. (“Baja”) to develop and help launch ClearAqua. The first step in the process is the white paper, which has been drafted and is currently being evaluated by counsel for regulatory compliance.

OriginClear Tech Group

As stated above, all of our technology and operations activities have been centralized under OriginClear Tech Group (“OTG”), enabling a total focus at the corporate level on the Water On Demand strategy.

The mission of OTG is to provide expertise and technology to help make clean water available for all. Specifically, OTG houses the following initiatives:

1.	We are building a network of customer-facing water brands to expand our global market presence and our technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, and the Modular Water Systems brand.

2.	We manage relationships with partners worldwide who are licensees and business partners.

3.	OTG is actively working on the ability to deliver O&M capability at scale, to support Water On Demand outsourced treatment and purification programs, and is evaluating a pilot program to achieve this. OTG intends to support the development of the $H2O blockchain system, which may replace WaterChain altogether. In 2020, the Company also completed a pilot program with a rental program of a product known as Pool Preserver™, and developed a career-building program for entrepreneurs termed Waterpreneurs™. Water As A Career remains a pilot program and the Company does not plan to expand it at this time.

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

To support the new DBOO and acquisition goals, on June 15, 2021, the Company named Prasad Tare as the Company’s Chief Financial Officer.

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

In the first nine months of 2021, PWT received $9,188,252 in firm orders. This contrasts with $3,506,020 received in firm orders by PWT for the entirety of 2020. Orders are only an indication of future revenue.

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

On September 28, 2021, the Company announced that MWS deployed its first Pondster™ brand modular lagoon treatment system at a Mobile Home Park (MHP) or trailer park, in Troy, Alabama. At the heart of the system is an innovative biofilm treatment process which holds promise as a core technology offering of the Company.

After just eight days, the lagoon exhibited rapid improvement in water quality (see before and after image), which is continuing.

In the first nine months of 2021, MWS received $1,154,950 in firm orders. This contrasts with $735,150 received in firm orders by MWS for the entirety of 2020.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As September 30, 2021, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenue and Cost of Sales

For the three months ended September 30, 2021, we had revenue of $1,120,687 compared to $917,320 for the three months ended September 30, 2020. Cost of sales for the three months ended September 30, 2021, was $790,336 compared to $934,708 for the three months ended September 30, 2020. Revenue increased primarily due to increase in sales orders for both PWT and MWS business lines.

Our gross profit (loss) was $330,351 and $(17,388) for the three months ended September 30, 2021, and 2020, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2021, we had selling and marketing expenses of $636,481 compared to $339,759 for the three months ended September 30, 2020. The increase in selling and marketing expenses was primarily due to an increase in non-cash marketing and investor relations shares for services expense.

General and Administrative Expenses

For the three months ended September 30, 2021, we had general and administrative expenses of $1,006,041 compared to $782,810 for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees including non-cash, shares for services expense and outside services.

Research and Development Cost

For the three months ended September 30, 2021, our research and development cost was $0 compared to $29,334 for the three months ended September 30, 2020. The decrease in research and development costs was primarily due to decrease in salary expense.

Other Income and (Expenses)

Other income and (expenses) increased by $13,518,301 to $19,720,189 for the three months ended September 30, 2021, compared to $6,201,888 for the three months ended September 30, 2020. The increase was due primarily to an increase in gain on non-cash accounts associated with the change in fair value of the derivatives in the amount of $13,388,849, increase in other income by $352,437, which includes SBA loans and a grant forgiven in the amount of $355,000, an increase in gain on write off of accounts payables in the amount of $151,000, an increase in interest expense of $81,537, an increase in impairment of asset held for sale in the amount of $116,000, an increase in loss on conversion of preferred stock in the amount of $164,448 and an increase in unrealized loss on investment securities in the amount of $12,000.

Net Income/(Loss)

Our net income increased by $13,378,949 to $18,397,115 for the three months ended September 30, 2021, compared to net income of $5,018,166 for the three months ended September 30, 2020. The majority of the increase in net income was due primarily to an increase in other income associated with the gain on net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Revenue and Cost of Sales

For the nine months ended September 30, 2021, we had revenue of $2,848,287 compared to $3,064,758 for the nine months ended September 30, 2020. The cost of sales for the nine months ended September 30, 2021, was $2,237,282 compared to $2,716,582 for the nine months ended September 30, 2020. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue, due to the impact of the Covid-19 pandemic.

Our gross profit was $611,005 and $348,176 for the nine months ended September 30, 2021, and 2020, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2021, we had selling and marketing expenses of $2,201,045, compared to $1,053,559 for the nine months ended September 30, 2020. The increase in selling and marketing expenses was primarily due to an increase in non-cash marketing and investor relations shares for services expense.

General and Administrative Expenses

General and administrative expenses were $2,785,713 for the nine months ended September 30, 2021, compared to $1,853,760 for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees, including an increase in non-cash shares issued for services.

Research and Development Cost

Research and development cost for the nine months ended September 30, 2021, and 2020, were $0 and $83,400, respectively. The decrease in research and development costs was primarily due to decrease in salary expense.

Other Income and (Expenses)

Other income and (expenses) increased by $(28,980,942) to $(5,954,176) for the nine months ended September 30, 2021, compared to $23,026,766 for the nine months ended September 30, 2020. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $27,774,550, an increase in interest expense of $296,865, which includes non-cash amortization of debt discount of in the amount of $52,288, an increase in loss on conversion and exchange of preferred stock in the amount of $1,204,795, an increase in loss on issuance of preferred stock for services in the amount of $125,000, an increase in loss on impairment of an asset held for sale in the amount of $116,000, offset by an increase in unrealized gain on investment securities in the amount of $31,600, a gain on write off of accounts payable in the amount of $157,250 and an increase in other income by $347,418 due to SBA loans and grant forgiven.

Net Income/(Loss)

Our net loss for the nine months ended September 30, 2021, was $(10,363,963), compared to net income of $20,344,331 for the nine months ended September 30, 2020. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the loss on net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the nine months ending September 30, 2021. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At September 30, 2021, and December 31, 2020, we had cash of $558,829 and $416,121, respectively, and a working capital deficit of $23,017,681 and $21,699,304, respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, an increase in long term asset held for sale, cash, contract receivable, offset by a decrease in loans payables, accounts payable, prepaid expenses, and accrued expenses.

During the nine months ended September 30, 2021, we raised an aggregate of $3,725,175 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $3,560,033 for the nine months ended September 30, 2021, compared to $2,636,761 for the period ended September 30, 2020. The increase in cash used in operating activities was primarily due to a decrease in accounts payable, with an increase in contract liabilities and contracts receivables.

Net cash flows used in investing activities for the nine months ended September 30, 2021, and 2020, were $13,500 and $9,386, respectively. The increase in investing activities was due to payment of accounts payable for purchase of fixed assets.

Net cash flows provided by financing activities was $3,716,241 for the nine months ended September 30, 2021, as compared to $2,913,478 for the nine months ended September 30, 2020. The net increase in cash provided by financing activities was due primarily to an increase in proceeds from issuance of preferred stock, offset by decrease due to repayment of loans. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II

Item 1. Legal Proceedings.

On July 26, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., T. Riggs Eckelberry, individually, and Marc Stevens, individually (collectively, the “Expansion Plaintiffs”) and Expansion Capital Group, LLC (“Expansion”) settled a dispute between the parties relating to a prior agreement the parties entered into on December 30, 2019. Pursuant to the terms of the settlement, the Expansion Plaintiffs filed a Notice of Nonsuit with Prejudice in the action commenced by the Expansion Plaintiffs in District Court for the 429th Judicial District, Collin County, Texas and on August 25, 2021, Expansion terminated the UCC-1 security interest filed against the Expansion Plaintiffs. As of September 30, 2021, the Expansion matter is fully closed.

On August 10, 2021, Progressive Water Treatment, Inc., OriginClear, Inc., and T. Riggs Eckelberry, individually (collectively, the “Yellowstone Plaintiffs”) and Yellowstone Capital, LLC (“Yellowstone”) settled a dispute between the parties relating to a secured merchant agreement that the Yellowstone Plaintiffs and Yellowstone entered into on July 19, 2018. Pursuant to the terms of the settlement, the Yellowstone Plaintiffs have dismissed with prejudice the action commenced by the Yellowstone Plaintiffs in Supreme Court for the State of New York in and for the County of Erie and the appeal in the New York Supreme Court Appellate Division, Fourth Department, and on September 1, 2021, Yellowstone terminated the UCC-1 security interest filed against the Yellowstone Plaintiffs.

As of the filing date, there are no material updates to the settlement of the dispute between OriginClear, Inc., and its developmental subsidiary, WaterChain, Inc., and RDI Financial, LLC, an alleged assignee of Interdependence, Inc., as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. All parties are fully and timely performing under the settlement agreement, and no further issues or proceedings, or fees and costs, are anticipated.

As of the filing date, there are no material updates to the ongoing litigation between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and GTR Source LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

As of the filing date, there are no material updates to the settlement of the dispute between OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually, and C6 Capital LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

As of the filing date, there are no material updates to the ongoing litigation between OriginClear, Inc. and Auctus Fund, LLC, as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021.

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

As of the date of the filing of this report, the Company has 235 shares of Series I preferred stock outstanding which the Company was required to, and failed to redeem between May 2, 2021, and June 10, 2021, for an aggregate redemption price (equal to the stated value) of $235,000.

As of the date of the filing of this report, the Company has 581 shares of Series K preferred stock issued and outstanding. Of these 581 shares, the Company was required to, but has filed to redeem an aggregate of 357 such shares of as of the date hereof, for an aggregate redemption price (equal to the stated value) of $357,150.

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

November 16, 2021	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer