Form 10-K
period 2021-12-31
ORIGINCLEAR, INC.
filed 2022-04-07
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone Number: (727) 440-4603

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,914,489 based upon the closing sales price of the registrant’s common stock on June 30, 2021 of $0.105 per share.

At April 5, 2022, 526,305,492 shares of the registrant’s common stock, par value $0.0001 were outstanding.

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

Overview of Business

OriginClear is a water technology company which has developed in-depth capabilities over its 14-year lifespan. Those technology capabilities have now been organized under the umbrella brand of OriginClear Tech Group™ (www.originclear.tech). OriginClear, under the brand of OriginClear Tech Group (“OTG”), designs, engineers, manufactures, and distributes water treatment solutions for commercial, industrial, and municipal end markets.

OriginClear’s assets, subsidiaries and product offerings consist of:

●	The intellectual property of Daniel M. Early, consisting of five patents and related intellectual property, know-how and trade secrets (“Company IP”), which are intended to take the place of the applications for the company’s original technology developments.

●	Progressive Water Treatment Inc. (“PWT”) is a wholly-owned subsidiary based in Dallas Texas, which is responsible for the bulk of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

●	OriginClear is also developing a new outsourced water treatment business called Water On Demand (“WOD”) as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. Four subsidiaries have been established to house capital dedicated to this program.

●	Modular Water Systems (“MWS”), is a division of PWT, which implements other Company IP.

 OriginClear Tech Group

All of the Company’s technology and operations activities are centrally branded under the name OriginClear Tech Group (“OTG”). The mission of OTG is to provide expertise and technology to help make clean water available for all. Specifically, OTG houses the following initiatives:

1.	Building a network of customer-facing water brands to expand global market presence and technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, Inc., and the Modular Water Systems brand.

2.	Managing relationships with partners worldwide who are licensees and business partners.

3.	Actively working on the ability to deliver Operation & Maintenance (“O&M”) capability at scale, to support Water On Demand outsourced treatment and purification programs.

4.	Support the development of the $H2O blockchain system, intended to succeed WaterChain.

5.	Incubate the new WOD program for launch as a global brand.

Water is our most valuable resource, and the mission of OTG is to improve the quality of water and help return it to its original and clear condition.

Milestones

Daniel M. Early/Modular Water Systems™

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company began incubating its Modular Water Treatment Division (MWS) around Mr. Early’s technology and perspective customers. The Company has funded the development of this division with internal cash flow. In Q1 of 2020, the Company fully integrated MWS with wholly-owned Progressive Water Treatment Inc. Mr. Early currently serves as Chief Engineer for OriginClear.

Progressive Water Treatment Inc.

On October 1, 2015, the Company completed the acquisition of Dallas-based Progressive Water Treatment Inc. (“PWT”), a designer, builder and service provider for a wide range of industrial water treatment applications. PWT, together with MWS, other proprietary technologies and potential future acquisitions, aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

PWT’s Business

Since 1995, PWT has been designing and manufacturing a complete line of water treatment systems for municipal, industrial and pure water applications. PWT designs and manufactures a complete line of water treatment systems for municipal, industrial and pure water applications. Its uniqueness is its ability to gain an in-depth understanding of customer’s needs and then to design and build an integrated water treatment system using multiple technologies to provide a complete solution for its customers.

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

On Nov 7, 2019, the Company published a case study showing how its Modular Water System may help automotive dealerships expand into rural land. The case study shows how point-of-use treatment solves lack of access to the public sewer system.

On March 5, 2020, the Company announced disruptive pump and lift station pricing, stating that its prefabricated modules with a lifespan of up to 100 years now compete with precast concrete.

On April 15, 2021, the Company announced that its Progressive Water Treatment division is now shipping BroncBoost™, its workhorse Booster Pump Station equipment line. Engineered and built in Texas, BroncBoost allows customers to control water flow rates and pressure for mission critical water distribution systems.

On August 25, 2021, PWT entered into a Master Services Agreement (MSA) with a large US public utility company for water filtration systems that will provide process water at three power plants. The utility issued a purchase order for approximately $1.8 million, for the first power plant. The total purchase price payable to PWT under the MSA is approximately $5 million, subject to certain conditions, including receipt and acceptance by PWT of additional purchase orders. We expect the overall contract to take up to two years to deliver from the date of the MSA.

In 2021, PWT received $11,319,541 in firm orders. This contrasts with $3,506,020 received in firm orders by PWT for the entirety of 2020. Orders are only a potential indication of future sales and revenue.

Modular Water Systems

On July 19, 2018, the Company launched its Modular Water Treatment Division, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the Modular Water Systems (“MWS”) division. On June 25, 2018, Dan Early granted the Company a worldwide, exclusive non-transferable license to the technology and knowhow behind MWS (See “Intellectual Property”. A ten-year renewal on May 20, 2020 added the right to sublicense and create manufacturing joint ventures. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant.

With PWT and other companies as fabricators and assemblers, MWS designs, manufactures and delivers prefabricated water transport (pump stations) and wastewater treatment plant (“WWTP”) products to customers and end-users which are required to clean their own wastewater, such as schools, small communities, institutional facilities, real estate developments, factories, and industrial parks.

On September 28, 2021, the Company announced that MWS deployed its first Pondster™ brand modular lagoon treatment system at a Mobile Home Park (MHP) or trailer park, in Troy, Alabama. At the heart of the system is an innovative biofilm treatment process which holds promise as a core technology offering of the Company.

After just eight days, the lagoon exhibited rapid improvement in water quality (see before and after image), which is continuing. As of December 31, 2021, the Troy, Alabama project had not completed its water testing requirements and the Company continues to enhance the Pondster operation in light of lessons learned in the field. The Company regards these efforts and additional expenses as intrinsic to the commercial pilot process.

In 2021, MWS received $1,774,880 in firm orders. This contrasts with $735,150 received in firm orders by MWS for the entirety of 2020.

Orders are only an indication of future revenue.

Water on Demand™: a new strategic direction.

OriginClear is also developing a new outsourced water treatment business called “Water On Demand”: or “WOD” as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to pursue capitalization of the equipment required. Additional subsidiaries have since been created for the purposed of segmenting capital pools according to strategic partnerships.

The Company intends to pilot a first DBOO contract and thereafter, work with regional water service companies to build and operate the water treatment systems it finances.

On March 23, 2022, the Company announced that it was evaluating the first pilot opportunity, a 50,000 gallon per day wastewater treatment project.

Delegating the building and operating of WOD-financed systems to regional water companies under performance contract, with the aim of developing a network of such partners, is expected to enable rapid scale-up of the WOD program, and the partner network would create a high barrier to entry for competitors.

Reducing Risk through Outsourcing

Inflation of water rates greatly exceeds core inflation (see Figure 2), creating a risk for managers of businesses served by municipalities. We believe this creates an incentive for self-treatment; but these businesses may lack the capital for large water plant expenditures, and the in-house expertise to manage them. Outsourcing through Water on Demand means that these companies do not have to worry about financing or managing the project.

As an example, in information technology sector, a limited number of companies operate their own server in-house powering their website. Rather, such servers are typically managed by professionals through a service level agreement. We believe this same concept can be applied towards water treatment, using outsourced water treatment solutions whereby the vendor retains ownership of the equipment. This concept is expanded to “Own and Operate”, an extension of the basic “Design and Build”, for a full offering known as “Design Build Own and Operate” or “DBOO”, which is very similar to the solar energy programs known as Power Purchase Agreements (PPAs).

Under such a plan, a business can outsource its wastewater treatment and avoid significant capital expenses and management responsibilities which can be a distraction from their core business.

We believe this is financially and operationally attractive to industrial, agricultural and commercial water users and can potentially drive additional revenue streams for OriginClear by providing water treatment as a service.

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

Also, the portable nature of these prefabricated, drop-in-place Modular Water Systems may provide a competitive benefit for a pure service model where the equipment remains the property of the Company, because their mobility enables some degree of repossession in the event the client fails to pay their monthly bill. We believe this is a key competitive advantage.

Finally, we could license MWS technology to Water On Demand operating partners under contract to design, build and operate systems, thus achieving both acceptance of such technology and a standardized “fleet” of installed systems.

Implementation of Water On Demand

On March 17, 2021, OriginClear incorporated Water On Demand #1 Inc. (“WOD#1”) in Nevada as a wholly owned subsidiary to operate and manage our Water on Demand business.

In November 2021, the Company created additional Water on Demand subsidiaries – Water on Demand # 2, Inc. (WOD # 2), Water on Demand # 3, Inc. (WOD # 3) and Water on Demand # 4, Inc. (WOD # 4). Each subsidiary (each a “WOD Subsidiary”, and collectively the “WOD Subsidiaries”) is wholly owned by OriginClear, Inc. These WOD Subsidiaries were created in order to align with the incentives of the Company’s various strategic partners. Each WOD Subsidiary (other than WOD #1), is associated with a different strategic partner and will be compensated based on the profitability of that WOD Subsidiary.

The Company requires funding in order to execute on its Water on Demand initiative. As of December 31, 2021, the Company had received initial funding in the amount of $635,000 through the sale of its Series Y Preferred Stock (see Notes to Financial Statements- Sale of Preferred Stock).

On March 23, 2022, the Company announced that it had received over $1 million in capital through the sale of its Series Y Preferred Stock which capital is dedicated to the Water on Demand program.

The Company is now actively evaluating potential clients for a test of water treatment and purification services on a pay-per-gallon basis, but a first agreement has not been reached. Also, the Company is in early stage talks with partners to deliver DBOO services, with the Company handling contract management, finance and ownership. In the event such talks do not succeed, the Company would need to implement its own resources for such DBOO services.

Advisory Support for OriginClear

In September, 2020 OriginClear announced that Philanthroinvestors had entered a strategic agreement with OriginClear and had listed the Company on its new Water Philanthroinvestors program. At the same time, OriginClear appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors.

$H2O™

On May 10, 2021, OriginClear filed a patent application for its “System And Method For Water Treatment Incentive”, which includes blockchain technology and non-fungible tokens (“NFT(s)”) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation, or Water On Demand.

On May 16, 2021, the Company applied for a registered trademark for the mark $H2O (also referred to as H2O) as the blockchain system representing this activity. The current filing basis is “Intent-to-use basis” (under Trademark Act Section 1(b)).

On June 10, 2021, the Company named Ricardo Fabiani Garcia, an OriginClear investor and veteran technologist, to the Company’s Board of Advisors. Mr. Garcia will advise the management team as it sets up the roadmap and chooses the resources for the $H2O project.

The basic intended use of the blockchain system is to streamline payments and eliminate human error, similar to other coins, such as the J.P. Morgan “JPM Coin.”1

Our patent application is the first step in our development process for this blockchain system, which we expect to last at least several months. We are not currently a blockchain or cryptocurrency developer and would need to develop or contract for this capability. There is no guarantee that this effort would succeed. There is no active development effort for $H2O. Depending on the final form that $H2O takes, we may encounter regulatory concerns that we cannot guarantee we will overcome. In that event, we would fall back on ordinary financial payment systems.  Neither our Water on Demand or other current business models rely on any blockchain system for operation, and we can accomplish our operational goals using ordinary financial and currency channels.

ClearAqua™

OriginClear is currently exploring a prospective utility coin, or token, named ClearAqua, It is the Company’s intent that ClearAqua will be used to create a grassroots network of users which will be able to govern actionable proposals for water projects. There is no assurance this token will be issued or if issued, will be successful.

[1]	“In 2019, J.P. Morgan became the first global bank to design a network to facilitate instantaneous payments using blockchain technology - enabling 24/7, business-to-business money movement by unveiling JPM Coin.” (https://www.jpmorgan.com/solutions/cib/news/digital-coin-payments).

We have filed, on an intent-to-use basis, US Trademark applications on July 21, 2021, for the Mark, CLEARAQUA, and the phrase “THE WATER COIN FOR THE WORLD”. We have also engaged San Diego-based Baja Technologies Inc. (“Baja”) to develop and help launch ClearAqua but no other action has been taken and ClearAqua is not in active development at this time.

Patents and Intellectual Property

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

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers. The patents consist of the following:

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

The common feature of this IP family is the use of a construction material (Structural Reinforced ThermoPlastic), for the containers that is:

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

Other subsequent patents, which build upon the original claims, focus on more targeted applications. These patents outline a given combination of modules engineered inside the vessel to address a specific water treatment challenge.

Expansion of the PWT and MWS Business-Lines

Beginning with its first installation, PWT built MWS components. PWT and MWS are now fully integrated as a single profit and manufacturing center.

In April 2019, we completed the expansion of our manufacturer’s representative network to serve both PWT and MWS for customer lead generation.

PRODUCTS, TECHNOLOGY AND SERVICES

The Company deploys advanced technologies at the point of use, with modular, prefabricated systems that create durable assets and water independence for industry, commerce and agriculture.

Failing infrastructure and the rising cost of water are driving businesses to treat their own water. The Company provides on-premise systems enabling very high purification and recycling levels that centralized systems cannot achieve. Systems installed at the point of use become productive assets for businesses that also increase property values. Furthermore, the Company’s products help corporations improve their environmental, social and governance (ESG) standings with water management services.

Operations & Markets

The Company focuses on meeting the needs of businesses looking for compact, advanced water treatment technologies that can be shipped to and installed at the point of use. The Company manufactures and distributes its professional-grade water treatment and conveyance products to commercial and industrial customers, fielding both direct and indirect sales channels to reach end-market clients such as hotels and resorts, real estate housing developments, office buildings, military installations, schools, farms, food and beverage manufacturers, industrial warehouse, oil and gas producers, and medical and pharmaceutical facilities.

From its Texas-based factory, the Company designs and prefabricates an entire line of plug-n-play containerized units called Modular Water Systems that enable water purification, recycling and wastewater management.

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

The Company’s water treatment equipment can boost real estate asset value as a fundamental capital improvement, combined with long-lasting water savings for the corporate bottom line.

Product Portfolio

The Company groups its products into three main categories:

●	Water Treatment: achieving high grade purification;

●	Water Conveyance: water transportation and pumping; and

●	Advanced Technologies: commercialization of innovative technologies.

The Company’s complete line of compact, on-site, point-of-use products include: advanced purification systems that are skid, rack-mounted and containerized for reverse osmosis, ultrafiltration, media filtration, disinfection, water softening, ion exchange and electrodeionization (EDI), combined as needed in small to medium commercial and industrial applications, and custom-build projects. Water conveyance products include pump and lifting stations, modular storage tanks, and control monitoring panels.

 The Company’s line of modular water products and systems create “instant infrastructure” – fully engineered, prefabricated and prepackaged systems that use durable, sophisticated materials. The units are available in standard capacities for onsite closed-loop systems at commercial business locations.

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

Original Technologies

Electro Water Separation™ (“EWS”) and Advanced Oxidation™ (“AOx”) were the Company’s original, filterless water treatment technologies, which originated in the Company’s invention of an algae dewatering process before its transition into the water industry.

EWS is OriginClear’s breakthrough water cleanup technology which utilizes a catalytic process to concentrate and eliminate suspended solids in the worst commercial and industrial wastewater.

AOx is OriginClear’s advanced oxidation technology which generates a dense cloud of ozone, hydrogen peroxide and hydroxyl radicals, dramatically reducing or eliminating dissolved organic microtoxins, including bacteria and viruses, hormones, drugs, pesticides such as Roundup, and synthetics. AOx has also been shown to effectively reduce harmful chemicals such as ammonia and hydrogen sulfide – the “rotten egg” smell in crude oil that reduces its value.

At this time, the Company is strictly marketing the EWS/AOx technology in the context of turnkey integrators such as India’s Permionics and Spain’s Depuporc. (Depuporc permanently terminated its operations in 2021 due to COVID-19 business disruptions and no future business is expected). In addition, US-based Algeternal is our partner for the original algae-harvesting applications of this technology, and reportedly continues to use Company equipment for this purpose. The Company does not maintain an internal technical staff to manage this technology or its implementation and has no plans to do so.

Market Opportunity

On a global basis, only twenty percent (20%) of all sewage and thirty percent (30%) of all industrial waste are ever treated. Water leakage results in the loss of thirty-five percent (35%) of all clean water across the planet. Cutting that number in half would provide clean water for 100 million people. This is a situation of great danger, but also great potential.

We believe businesses can no longer rely on giant, centralized water utilities to meet the challenge. That is why more and more business users are doing their own water treatment and recycling. Whether by choice or necessity, those businesses that invest in onsite water systems gain a tangible asset on their business and real estate and can enjoy better water quality at a lower cost, especially if treated water is recycled.

We believe self-reliant businesses are quietly building “decentralized water wealth” for themselves while also helping their communities. Environmental, social and governance (ESG) investing guidelines, which drive about a quarter of all professionally managed assets around the world, specifically include the key factor of how well corporations manage water.

The Company seeks to provide ESG compliant water management for corporations that are increasingly responsible for what was once delegated to central utilities. For example, when a corporation manages its own water, and uses OriginClear’s proprietary hybrid treatment methods, it can significantly reduce both water use and nutrient footprints (carbon, nitrogen, and phosphorus) in one compact package. These hybrid processes feature advanced blackwater treatment with advanced clean water processing. They can convert toxic nutrients to less harmful compounds, and even capture them for beneficial reuse purposes, as shown in OriginClear’s recent case study.

Integration of Operating Divisions

Since being acquired by OriginClear in 2015, Progressive Water Treatment, Inc. has evolved into the Company’s fabrication and manufacturing division for the all of the Company’s endeavors. The team at Modular Water Systems, headed by OriginClear Chief Engineer Daniel M. Early, is responsible for design and high-level engineering, and is fully integrated with PWT for the fabrication and manufacturing division to add incremental revenue for its modular product line, without requiring large increases in personnel.

Supplier Relationship

PWT has been purchasing equipment from its many suppliers for over twenty years, with potential long-term benefits from the relationships.

MWS is positioned to take advantage of PWT’s supplier relationships, but certain components are unique to MWS’s product line. In particular, SRTP pipe is unique, for which the Company has four manufacturers, with the preferred SRTP supplier being approximately 40 miles south of PWT’s facility.

Water On Demand

In addition to our MWS and PWT lines of business, we also plan to expand our planned water outsourcing program known as “Design Build Own and Operate” or “DBOO”. Typically, DBOO has been done for very large municipal and national projects. If we are successful in raising the necessary capital, we plan to deliver DBOO for smaller systems in the $250,000-$2,000,000 hardware range (treating between 5,000 and 100,000 gallons per day). With a growing number of local businesses doing their own water treatment, we see this as a promising and underserved market.

CUSTOMERS AND MARKETS

Current water and wastewater treatment infrastructure faces a crisis. The prohibitive cost of repairing buried and aging infrastructure and the need to decrease energy use and waste in the water industry offers an opportunity for a complete design rethink. New technologies, often utilizing membranes, can decentralize water and wastewater infrastructure while improving water reuse by treating to a high standard at a small scale close to the source of generation. Additionally, new automated analytics offer solutions for these more complex decentralized solutions. (Lux Research: The Future of Decentralized Water, June 28, 2016). PWT has designed and fabricated water treatment systems for over twenty years. Major markets include:

●	Potable Water for Small Communities

●	Recirculated and Makeup Boiler and Cooling Tower Water

●	Produced Water & Frac Flowback Water

●	Food and Beverage Feed and Effluent Waters

●	Mining Effluent

●	Ground Water Recovery

●	Agriculture Effluent

●	Environmental Water Treatment for Reuse

Describing the water and wastewater treatment market as a pyramid, we put the major cities at the top of the pyramid, medium size cities in the middle and smaller towns, counties, cities, townships, state agencies, federal agencies, private individuals, commercial entities, industrial facilities, agriculture facilities at the base of the pyramid.

 We believe there are more opportunities at the base of the pyramid where the market opportunities are decentralized. Focusing on this market also helps us avoid the very competitive, low-profit and slow-growing market in the big city municipalities.

“The decentralized packaged/containerized water and wastewater treatment systems market, covering end users segments such as municipal, industrial, and commercial. The study forecasts the global market revenue to increase from $3.99 billion in 2016 to $6.08 billion in 2023, growing at a compound annual growth rate (CAGR) of 6.2%”.2

This is the market for MWS-engineered products and infrastructure solutions. As civil infrastructure ages and fails and as the costs for new and replacement infrastructure increase year over year, we believe engineers and end-users will search for new ways and methods of deploying water and wastewater systems that are less expensive to deliver and much less expensive to own and operate with the mission intent of substantially increasing the replacement intervals currently experienced by conventional materials of construction and conventional product delivery models.

Sales and Marketing

PWT’s sales strategy differs from MWS’s efforts. PWT sales are dependent upon relationships with past end-use customers and certain manufacturers’ representatives who have relationships with their regional end use customers. MWS’s sales strategy is based on developing relationships with consulting engineers and general contractors as opposed to end-use customers.

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

[2]	Global Decentralized Packaged/Containerized Water and Wastewater Treatment Systems Market, Forecast to 2023, https://www.reportbuyer.com/product/4948731/global-decentralized-packaged-containerized-water-and-wastewater-treatment-systems-market-forecast-to-2023.html.

Water industry projects move slowly. Most product lines for each of PWT and MWS are considered “pipeline” products and have a gestational period of 6 months to 3 years. We believe the best strategy to increase the pipeline of opportunities is to have more sales reps with relationships with engineers, contractors and end users.

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

By early June of 2019, seven additional organizations had signed agreements. These additional organizations cover twenty-two additional states with about thirty new representatives. Training has been completed and new potential projects have been presented to PWT and MWS.

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

Organization

MWS is now fully integrated with PWT. MWS personnel are primarily located in Virginia remote locations.

The Company supports MWS, PWT, and other subsidiaries with various administrative, accounting and marketing functions, from the Company’s headquarters in Florida.

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

MWS engineering resources are provided both internally and externally. Daniel Early leads the engineering program and relies on support from engineering personnel and PWT to assist with manufacturing and engineering. MWS subcontracts engineering support to PWT, which employs its own established and experienced engineering team. MWS also subcontracts 2D and 3D engineering design work to outside vendors to assist in the development of standardized drawings and proposals.

MWS’s specialized manufacturing is currently outsourced to PWT and others. PWT provides substantial critical manufacturing support to MWS; this support takes the form of various sub assembly fabrication (membrane modules, equipment skids, MWS equipment buildings, etc.). PWT is the sole source provider for MWS’s integrated control panels. In addition to PWT, heavy plastic and or custom plastic manufacturing is provided by a company in Roanoke, Virginia and another in Ontario, Canada. Additional sub-contract manufacturing is available through fabricators in Hopkins, MO, Corsicana, TX, and Vernon Hills, IL.

The Company plans to transition the plastic fabrication of MWS’s pump stations and wastewater treatment systems to PWT from current subcontractors. There is no timeline for this, as it will require an additional 2,400 to 3,000 square foot building for assembly, engineers and project managers.

The components such as pumps, membranes and instruments will be acquired either through PWT’s or MWS’s normal vendors. The large diameter SRTP pipe will be acquired from a fabricator located about 40 miles south of Dallas.

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

More efficient fabrication and assembly equipment are available at relatively little cost to expedite the fabrication time and improve the quality. Some of that equipment includes CNC waterjet, large diameter core drills, fusion welders and roto molders.

Acquisitions

The Company’s strategy is to grow incrementally by focusing on the water treatment services market, acquiring the hands-on service suppliers in this market. It intends to continue to develop a network of wholly owned water treatment companies to meet the needs of end users from all industries with a full range of treatment technologies. Due to increased regulation, water treatment recycling challenges and a need to focus on their own core business, many water users today are outsourcing their water treatment needs to outside experts. In addition, we have identified a major trend in decentralization of water treatment, which we believe will cause small water service companies to grow. There will be significant synergies within OTG as technology, manufacturing expertise, market knowledge, projects and opportunities are shared. The target acquisitions must be accretive in nature with solid sales growth and profitability. The acquired companies must have a solid management team to accelerate their previous growth with excellent customer service. Initially, the acquisition focus is in the U.S. but will be expanded internationally in a few years.

The Company believes that the policy of building business units from internal cash flow can be productive. It did so with the Daniel Early/MWS project and is now beginning the process again with Water On Demand and potentially in the future, the $H2O blockchain system.

Intellectual Property

Status of Original Inventions:

Early developments of the Company’s intellectual property focused on algae harvesting. Beginning in 2015, the Company applied this knowledge to water treatment and began development of EWS.

In 2018, OriginClear reorganized its intellectual property portfolio to focus exclusively on its electrochemical water treatment solution with advanced oxidation (EWS plus AOx).

The Company has chosen to protect certain intellectual property with trade secrets rather than patents. Accordingly, OriginClear no longer actively maintains the patent applications and patents to its EWS and AOx technologies, willingly deeding them to the water industry as an open resource. The Company intends to reserve to itself and its partners the protected communication of further discoveries and trade secrets relative to the EWS and AOx technology domains.

At this time, the Company is not actively pursuing the development of the EWS or AOx technologies.

Patents:

●	On May 10, 2021, OriginClear announced that it filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. The application status is provisional.

Trademarks:

●	On April 2, 2015, we filed a trademark application with the USPTO to protect the intellectual property rights for our wordmark “OriginClear”. On August 16, 2016, the wordmark was registered with Registration Number 5023444. The registration is current.

●	On April 8, 2015, we filed a trademark application with the USPTO to protect the intellectual property rights for our current company logo “OriginClear” with the stylized “O”. On August 16, 2016, the mark was registered with Registration Number 5027992. The registration is current.

●	On January 17, 2021, we filed a trademark application with the USPTO to protect the intellectual property rights for “Waterpreneur”. The current filing basis is “Use in commerce” (under Trademark Act Section 1(a)). Worldwide registration is in process of completion.

●	On May 16, 2021, we filed a trademark application with the USPTO for the mark “$H2O”. The current filing basis is “Intent-to-use basis” (under Trademark Act Section 1(b)). Worldwide registration is in process of completion.

Licensed Patents:

On June 25, 2018, Daniel Early granted the Company a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents. See “Products, Technology and Services—Patents”.

Research and Development

During the years ended December 31, 2021 and 2020, we invested $0 and $110,338, respectively, on research and development of our technologies. Research and development costs included activities related to technology development.

Employees

As of April 5, 2022, we had 32 employees, all of whom are full-time.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have not been profitable.

We were formed in June 2007 and are currently developing Water On Demand, a new business model to respond to identified market demand. Since we have not been profitable, there are substantial risks, uncertainties, expenses and difficulties that we are subject to. To address these risks and uncertainties, we must do among the following:

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

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2021 and 2020, we had working capital (deficit) of $(12,826,008) and $(21,699,304), respectively, and shareholders’ (deficit) of $(22,321,917) and $(29,645,300), respectively. For the years ended December 31, 2021 and 2020, we incurred net (loss)/income of $(2,117,781) and $13,261,365, respectively. During the year ended December 31, 2021, we had a loss from operations of $5,929,452. As of December 31, 2021, we had an aggregate accumulated deficit of $98,175,924. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of December 31, 2021, we had outstanding convertible promissory notes in the amount of $3,078,312. All such debt is payable within the following thirty-six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

We will need to increase the size of our organization and may experience difficulties in managing growth.

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

We are currently developing our new business model, Water On Demand. We are unable to project when we will achieve profitability, if at all. We cannot assure that our executive resources will be able to develop our systems fast enough to meet market requirements. We can also not assure that our systems will gain market acceptance and that we will be able to successfully commercialize the business model. The failure to successfully develop and commercialize the business model would result in continued losses and may require us to curtail or cease operations.

If a competitor were to achieve a business breakthrough, our operations and business could be negatively impacted.

There currently exist a number of businesses that are in the business of delivering turnkey “water-as-a-service” systems. Should a competitor achieve a breakthrough, we may have difficulty attracting sales. Furthermore, competitors may have access to larger resources (capital or otherwise) that provide them with an advantage in the marketplace, which could result in a negative impact on our business.

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

Our long-term success depends on developing a novel outsourcing model, and we face the risks inherent in a performance-based business model.

While our engineering and technology divisions are profitable, we are developing a new business in the Design-Build-Own-Operate sector, known as Water On Demand. We may to generate revenue through the financing and management of these systems, and our long-term success depends on the performance and oversight of these systems. We expect that the amount of payments we may receive will be based upon the performance of our operating partners, and so we will be dependent on the successful operations of these partners for a significant portion of our revenues. We face risks inherent in such a delegated business model, many of which are outside of our control, including those arising from our reliance on the management and operating capabilities of our operating partners and the cyclicality of supply and demand for end-products produced using this business model. Should our managed contracts fail to achieve sufficient profitability in their operations, our payments would be diminished and our results of operations, cash flows and financial condition could be adversely affected, and any such effects could be material.

We rely on strategic partners.

We rely on strategic partners to manage our planned outsourced systems. Should our strategic partners not regard us as significant to their own businesses, they could reduce their commitment to us or terminate their relationship with us, pursue competing relationships or attempt to develop or acquire processes that compete with ours. Any such action could materially adversely affect our business.

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

New companies are constantly entering the market, thus increasing the competition. Larger foreign owned and domestic companies which have been engaged in prefabricated or modular water systems or Design-Build-Own-Operate (DBOO) for substantially longer periods of time may have access to greater financial and other resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own manufacturing and marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we or our customers are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease 2019 (“COVID-19”) to be a global pandemic. As further described herein, the COVID-19 outbreak has led (and may continue to lead) to disruptions in the global economy, including extreme volatility in the stock market and capital markets. On March 13, 2020, then-President Trump declared a national state of emergency under the Stafford Disaster Relief and Emergency Assistance Act (the “Stafford Act”), which permits the use of up to $50 billion of Federal Emergency Management Agency (“FEMA”) funds to combat the pandemic, directs state governments to create emergency operations centers, hospitals to activate emergency preparedness plans and gives the Secretary of Health and Human Services emergency authorities to waive certain federal regulations to allow greater flexibility to hospitals and doctors in treating patients.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (the “American Rescue Plan”), which provides approximately $1.9 trillion in funds to assist with the United States’ recovery from the economic and health effects of the COVID-19 pandemic, bolster the economy and provide aid to millions of Americans. Among other things, the legislation includes a third round of direct payments to a large majority of American taxpayers, provides for any student loan forgiveness passed between December 31, 2020, and January 1, 2026 to be tax-free, provides additional assistance to low-income families, and lowers the cost of health insurance and increases availability, covering the entire COBRA premium from April 1, 2021 through September 30, 2021 for Americans who have lost a job or had their hours cut. The legislation also includes approximately $45 billion in rental, utility and mortgage assistance. The Small Business Administration will be allocated approximately $25 billion for a new grant program for restaurants and other food and drinking establishments, and another $1.25 billion for the Small Business Administration’s Shuttered Venue Operators Grant program. The legislation includes approximately $7.25 billion in additional funds for PPP (as defined below) and allows more nonprofits to apply, including those groups that engage in advocacy and some limited lobbying. The Centers for Disease Control and Prevention will receive approximately $7.5 billion to track, administer and distribute COVID-19 vaccines. Approximately $46 billion is allocated for diagnosing and tracing coronavirus infections, and approximately $2 billion for purchasing and distributing various testing supplies and personal protective equipment.

The Federal Reserve has taken emergency action to further cut its benchmark rate down to a range of between 0% and 0.25%, to inject additional funds into the short-term lending markets and to implement quantitative easing and other measures to support financial institutions, other businesses and the credit markets. In addition, beginning in March 2020, the Federal Reserve, in conjunction with the United States Treasury, announced an extensive series of measures to provide liquidity and support the economy, including but not limited to: open market purchases of certain securities; establishment of the Primary Dealer Credit Facility; establishment of the Primary Market Corporate Credit Facility for new bond and loan issuance, the Secondary Market Corporate Credit Facility to provide liquidity for outstanding corporate bonds, and the Term Asset-Backed Securities Loan Facility (“TALF”) to support the flow of credit to consumers and businesses via asset-backed securities; facilitating credit to municipalities by expanding the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility; supporting the Small Business Administration’s Paycheck Protection Program (the “PPP”), a program that provides loans to small businesses so that they can keep their employees on the payroll, by supplying liquidity to participating financial institutions through term financing backed by PPP loans; and encouraging credit flows to small and mid-sized businesses with the purchase of up to $600 billion in loans through the Main Street Lending Program. Central banks in Europe, the United Kingdom (“UK”) and other countries are implementing similar and other measures to support financial markets. Although it cannot be predicted, additional action by the Federal Reserve as well as other federal and state agencies is possible in the near future.

The COVID-19 outbreak has led to severe disruptions in the global supply chain, capital markets and economies, and those disruptions will likely continue for some time. Concern about the potential effects of COVID-19 and the effectiveness of measures (including those under the Stafford Act declaration summarized above) put in place by global governmental bodies and reserve banks at various levels as well as by private enterprises (such as workplaces, trade groups, amateur and professional sports leagues and conferences, places of worship, schools, restaurants and gyms, among others) to contain or mitigate its spread have adversely affected economic conditions and capital markets globally (and, in certain cases, have caused a near total cessation of non-essential economic activities), and have led to historic volatility in the financial markets. There can be no assurance that such measures or other measures implemented from time to time will be successful, or for how long such measures will be in place.

In addition to these general concerns, investors should consider what effect, if any, the COVID-19 outbreak, as well as the resulting recession or any further economic downturn may have on the Company and its ability to achieve its objectives.

The long-term impacts of the social, economic and financial disruptions caused by the COVID-19 outbreak are unknown. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 outbreak, the likelihood of such measures calming the volatility in the financial markets or preventing a long-term national or global economic downturn cannot be predicted. It is also unclear whether future economic shutdowns will be required in response to the development of a seasonal spread of COVID-19, including variants thereof, or other similar infections. President Biden also announced a coronavirus task force that is considering various actions to address the pandemic, and the Biden administration may implement new measures that will affect businesses and the economy.

Over the course of 2021, different variants of COVID-19, including the “Delta variant” and “Omicron variant,” have proliferated, including in areas with higher adult vaccination rates. Due to the emergence of the Delta variant and Omicron variant, state and local governments have reinstated various mitigation measures. It is unclear how widespread the impact of the Delta variant and Omicron variant may be or how long any additional mitigation measures will remain in effect, and whether other, more contagious or deadly, variants may emerge. There can be no assurance as to the effects such circumstances may have on economic conditions, which may adversely impact the performance of the Company.

If these conditions persist or in the event of additional COVID-19 or other coronavirus outbreaks, it is unclear whether the same mitigation or containment measures taken by various governments (including at the federal, state and local level) or businesses described herein will be continued or reimplemented in other jurisdictions and the degree to which such measures will be applied, or if different measures will be implemented, and it is uncertain what impact such measures will have on the national or global economy. In addition, it is uncertain as to the degree to which certain businesses and activities will return as lockdowns and other mitigation or containment measures are reimplemented or eased or if further COVID-19 outbreaks continue or other coronavirus outbreaks occur, which could exacerbate the effect of the pandemic. There is little certainty as to when the COVID-19 outbreak will peak or when it will abate, or when and to what extent the United States economy will recover from the disruption caused by the COVID-19 outbreak. Even if the number of new cases reaches a plateau or begins to decline, the effects of the outbreak will continue for an indefinite period of time, and another outbreak may occur at a later time. While certain vaccines have been approved recently by the Federal Drug Administration and the regulatory authorities of other countries and the initial phases of distribution of these vaccines has begun, it remains uncertain when the use of the vaccines will have the effect of reducing COVID-19 infection rates and hospitalization levels, how much of the eligible population will get vaccinated or when national or global economies will improve.

Any of the circumstances concerning COVID-19 described above or elsewhere in this Memorandum could have an adverse impact on the Company, its investments and its overall objectives.

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

Our ability to establish, maintain and enforce intellectual property rights with respect to the technology that we have acquired under master license will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of trade secret and copyright laws, and the licensing of external patents. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of our confidential know-how and trade secrets.

Outside of licensed patents, we seek to protect our technology and business model as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that is similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

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

We may face claims, including from direct competitors, other water companies, scientists or research universities, asserting that our business models, technology or the commercial use of such technology infringe or otherwise violate the intellectual property rights of others. We have not conducted infringement, freedom to operate or landscape analyses, and as a result we cannot be certain that our technologies and processes do not violate the intellectual property rights of others. We expect that we may increasingly be subject to such claims as we begin to earn revenues and our market profile grows.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. During the year ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies, if any, in our internal controls over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future, and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal controls over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $7,900. We believe these facilities are suitable and adequate to meet our current business requirements.

ITEM 3. LEGAL PROCEEDINGS.

For the period ended December 31, 2021, all parties have fully and timely performed under the settlement agreement, and no further issues or proceedings, or fees and costs, are anticipated regarding the settlement of the dispute between OriginClear, Inc., and its developmental subsidiary, WaterChain, Inc., and RDI Financial, LLC, an alleged assignee of Interdependence, Inc., as previously disclosed. As of December 31, 2021, the Company views the aforesaid RDI matter as closed.

On January 24, 2022, OriginClear, Inc., Progressive Water Treatment, Inc., OriginClear, Inc., and T. Riggs Eckelberry, individually (collectively, the “GTR Plaintiffs”), on the one hand, and GTR Source LLC and Tzvi “Steve” Reich (collectively, the “GTR Defendants”), on the other hand, settled a dispute between the parties relating to two distinct merchant funding agreements that were entered into on July 20, 2018 and August 28, 2018, and a settlement agreement entered into on December 13, 2018. Pursuant to the terms of settlement, all of which have been performed as of the filing date, (i) the GTR Defendants paid $25,000 to the GTR Plaintiffs, (ii) the parties mutually released each other from all claims, controversies, etc. that could have been asserted by any party against any other party pursuant to the aforesaid merchant funding agreements and settlement entered thereunder, and (iii) the GTR Plaintiffs dismissed with prejudice the action commenced by the GTR Plaintiffs in the Supreme Court for the State of New York in and for the County of Ontario and the appeal in the United States Court of Appeals for the Second Circuit. In addition the foregoing terms of settlement, on January 11, 2022, the GTR Defendants filed a vacatur of the judgment by confession, with prejudice, that was obtained in favor of the GTR Defendants and against the GTR Plaintiffs in the Supreme Court for the State of New York in and for the County of Ontario. As of the filing date, the Company views the aforesaid GTR matter as closed.

On March 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “C6 Plaintiffs”), and C6 Capital LLC (“C6 Capital”) agreed to settle the dispute between the parties relating to a merchant cash advance agreement entered into on July 17, 2018. Pursuant to the terms of the settlement, (i) C6 has vacated the judgment obtained by C6 Capital against the C6 Plaintiffs; (ii) C6 has released any and all bank levies, liens, security interests, powers of attorney, and other encumbrances its has against the C6 Plaintiffs; (iii) the C6 Plaintiffs have dismissed the plenary action commenced in the Supreme Court for the State of New York in and for the County of Broome against C6 Capital with prejudice and; (iv) the sister-state judgment C6 Capital obtained against the C6 Plaintiffs in California is currently in the process of being vacated by stipulation. Accordingly, the C6 Plaintiffs no longer owe any further amounts to C6 Capital with respect to the C6 Agreement.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements. On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes. On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. If granted, the Settlement Agreement would be declared void and unenforceable. As of the filing date, no decision has been rendered on OriginClear’s Motion to Set Aside the Settlement Agreement.

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

Holders

As of April 5, 2022, we had approximately 552 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2021 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2021, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$4,143,744	$4,101,131
Cost of Goods Sold	3,574,060	3,489,356
Operating Expenses, Depreciation and Amortization	6,499,136	5,323,013

Loss from Operations before Other Income (Expense)	(5,929,452)	(4,711,238)

Other Income (Expense)	3,811,671	17,972,603

Net Income (Loss)	$(2,117,781)	$13,261,365

Revenue and Cost of Sales

Revenue for the year ended December 31, 2021 and 2020 was $4,143,744 and $4,101,131, respectively. Cost of sales for the year ended December 31, 2021 and 2020, was $3,574,060 and $3,489,356, respectively. Revenue increased slightly primarily due to our subsidiary’s increase in sales of its products.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2021 and 2020, were $2,841,331 and $1,557,842, respectively. The increase in selling and marketing expenses was primarily due to an increase in non-cash marketing and investor relations shares for services expense.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2021 and 2020, were $3,612,988 and $3,602,586, respectively. General and administrative expenses remained relatively unchanged.

Research and Development Cost

Research and development (“R&D”) costs for the years ended December 31, 2021 and 2020, were $0 and $110,338. The decrease in research and development costs was primarily due to decrease in salary expense.

Depreciation Expense

Depreciation expense for the years ended December 31, 2021 and 2020, were $44,817 and $52,247, respectively.

Other Income and Expenses

Other income and (expenses) decreased by $14,160,932 to $3,811,671 for the year ended December 31, 2021, compared to $17,972,603 for the year ended December 31, 2020. The decrease was predominantly the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $13,521,036, an increase in loss on conversion of preferred stock in the amount of $1,364,250, an increase in loss on exchange of preferred stock in the amount of $40,000, offset by an increase in unrealized gain on investment securities in the amount of $60,251, increase in other income in the amount of $493,285, increase in gain on write off of loans payable in the amount of $152,233, a decrease in impairment of asset for sale of $17,879, and decrease in interest expense of $40,706 which includes non-cash amortization of debt discount of $68,839.

Net Income (Loss)

Our net income decreased by $15,379,146 to $(2,117,781) for the year ended December 31, 2021, compared to net income of $13,261,365 for the year ended December 31, 2020. The majority of the decrease in net income was due primarily to an increase in other income and expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2021, total cash used in operations was $4,843,130. As of December 31, 2021, we had a working capital deficit of $12,826,008 and a shareholders’ deficit of $22,321,917. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2021 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from investors in the year ended December 31, 2021, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations.

At December 31, 2021 and December 31, 2020, we had cash of $706,421 and $416,121, respectively, and working capital deficit of $12,826,008 and $21,699,304, respectively. The decrease in working capital deficit was due primarily to a decrease in non-cash derivative liabilities.

During the year ended December 31, 2021, we raised an aggregate of $5,190,175 in offerings of preferred stock. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(4,843,130) for the year ended December 31, 2021, compared to $(3,976,198) for the year ended December 31, 2020. The increase of $866,932 in cash used in operating activities was due primarily to an increase in loss on conversion of debt and shares issued for services.

Net cash flows (used in) investing activities for the year ended December 31, 2021 and 2020 were $(18,000) and $(13,884), respectively. The net increase in cash provided in investing activities was mostly due to an increase in purchase of fixed assets.

Net cash flows provided by financing activities was $5,151,430 for the year ended December 31, 2021, as compared to $3,915,589 for the prior year ended December 31, 2020. The increase in cash provided by financing activities was primarily due to proceeds from issuances of preferred stock.

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

We have estimated our current average burn and believe that we have assets to ensure that we can function without liquidation for a limited time, due to our cash on hand, growing revenue, and our ability to raise money from our investor base. Based on the aforesaid, we believe we have the ability to continue our operations for the immediate future and will be able to realize assets and discharge liabilities in the normal course of operations. However, there cannot be any assurance that any of the aforementioned assumptions will come to fruition and as such we may only be able to function for a short time.

Recent Trends

Known trends, demands, commitments, events, or uncertainties that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results is set forth throughout this Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management previously identified control deficiencies regarding the lack of segregation of duties due to small staff size and the need for a stronger internal control environment. The small size of the Company’s staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company hired a Chief Financial Officer, Mr. Prasad Tare, in June 2021 and added additional internal controls to help mitigate the above prior deficiency.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLORES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	70	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Prasad Tare	47	Chief Financial Officer

Tom Marchesello	52	Chief Operating Officer

Andrea d’Agostini	41	Chief Strategic Officer

Anthony Fidaleo	63	Director

Jean-Louis Kindler	59	Director

Byron Elton	67	Director

T. Riggs Eckelberry - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Mr. Eckelberry has served as our Chief Executive Officer, Chairman, Secretary, Treasurer, and President since our inception in June 2007. As co-founder, Mr. Eckelberry brings his veteran technology management skills to the Blue Technology sector. As President and COO of CyberDefender Corporation from 2005 to 2006, he was instrumental in building the company and its innovative product line, helping to achieve initial funding and a NASDAQ IPO. From 2001 to mid-2005, he helped launch and turn around technology companies as founder and President of TechTransform, a technology consulting firm. In 2004, he was a key member of the team that commercialized YellowPages.com, resulting in its sale for $100 million to SBC/BellSouth. In 2003, he helped make Panda Software a key player in the US market as the General Manager of its US unit. During the high-tech boom of the 1990s, he was responsible for the global brand success of the software product, CleanSweep; as Chief Operating Officer of MicroHouse Technologies, he helped to achieve a successful sale of the company to Earthweb; and he was a key member of the team that sale of venture-backed TriVida to what is now a division of ValueClick: (VCLK). During Mr. Eckelberry’s early career in the non-profit sector, he received a master’s license for oceangoing vessels. As one of the founders of the Company and a veteran executive, Mr. Eckelberry’s experience and qualifications are essential to the board of directors.

Prasad Tare – Chief Financial Officer

Mr. Tare was named CFO in June 2021. Mr. Tare brings 15+ years of experience in public accounting, financial reporting, risk and internal controls advisory services. His skillset includes company-wide risk assessments to improve focus to critical areas as well as more efficient and effective audit activities. Mr. Tare started his career with PwC India, where he was part of the financial statements’ assurance teams for various multi-national companies. In 2004, he moved to the United States where he has worked for top regional and national public accounting and consulting firms. He also led external audit engagements for large public companies like Steve Madden, The United Retail Group, and Double-Take Software.

Tom Marchesello – Chief Operating Officer

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

Andrea d’Agostini – Chief Strategic Officer

Mr. d’Agostini was named CSO in January 2022. Mr. d’Agostini has a lengthy track record as a company builder and chief marketer and is responsible for developing, communicating and executing the Company’s strategies to enhance strategic initiatives, future goals and financial growth. As its Chief Marketing Officer for more than seven years, Mr. d’Agostini helped develop American Power and Gas into a $300 million+, 200-employee multinational company dedicated to switching customers from fossil fuels to renewables.  Mr. d’Agostini has also managed marketing and public relations campaigns for brands like Sephora, Lacoste, Pandora, Sperry and many others. Mr. d’Agostini is Co-Founder and Chairman at SalesJet.io, an innovative tech startup in the marketing and automation space and also serves on the board of a private community of 20,000 crypto investors dedicated to supporting the launch of investment-oriented coins. He sits on the boards of Monarchy Media, a boutique strategic marketing firm, CoinShare LTD, a blockchain technology firm, and Viva Concepts, a customer retention marketing firm for dental practices. Since 2015, Mr. d’Agostini has been delivering over 200 seminars per year to support entrepreneurship and help entrepreneurs achieve better results through marketing, technology and creativity. To date, he has delivered over 1,200 seminars all over the world, with over 100,000 entrepreneurs attending.

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

Jean-Louis Kindler – Director

Mr. (“JL”) Kindler has served as our director since December 2013. As President of OriginClear Technologies, he led the commercialization of OriginClear’s breakthrough water treatment technology. Since 2019, he has been the CEO of Clean Energy Enterprises Inc., established to commercialize the Blue Tower biomass-to-hydrogen system he helped develop two decades ago in Japan. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. Before OriginClear, JL was co-founder and Chief Technology Officer of Ennesys, the company’s French joint venture, where he designed its patent-pending waste-to-energy system. Earlier, as founding CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm (42 M€, 360 employees in 2008), he led the development of a breakthrough fuel cell process. And earlier still, his twenty-year career in Japan gave him unique insight into fast-growing Asian markets. There, as principal of technology incubator Pacific Junction, JL completed various assignments. These included technology sourcing for the French industrial group GEC-Altshom, building the first commercial unit of the Blue Tower (to which he has recently returned in its now-fourth generation), and market development for a fluids mixing technology that helped inspire early OriginClear inventions. Mr. Kindler holds a Master’s in Economics and Public Policy from the Institute of Political Science in Lyon, France, and an MBA in International Management in Paris. Mr. Kindler’s executive and management experience, and past involvement in the company’s technology and operations, qualifies him to serve as a member of our board of directors.

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

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2021, as well as acted by unanimous written consent.  All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

Committees of the Board of Directors

We have established an audit committee and compensation committee however we have not yet nominated any members to such committees. To date, our entire board has performed all of the duties and responsibilities which might be contemplated by a committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. Our Code of Ethics was filed previously with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on May 21, 2021. We have made our Code of Ethics available on our website at https://www.originclear.com/investing#codeofethics.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer for the years ended 2021 and 2020:

Name and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry,	2021	360,000	32,500	-	-	-	-	3,000	395,500
Chairman of the Board, Secretary & Treasurer, President and CEO	2020	360,000	-	-	-	-	-	3,000	363,000

Prasad Tare, (1)	2021	98,864	15,000	-	-	-	-	1,250	115,114
Chief Financial Officer	2020	-	-	-	-	-	-	-	-

Tom Marchesello,	2021	150,000	-	-	-	-	-	-	150,000
Chief Operating Officer	2020	150,000	-	-	-	-	-	-	150,000

(1)	Mr. Tare was appointed Chief Financial Officer in June 2021.

Outstanding Equity Awards at 2021 Fiscal Year-End

There were no stock option plans outstanding as of December 31, 2021.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2021, our Chief Executive Officer received a bonus in the amount of $32,500. We currently do not have an employment agreement with our Chief Financial Officer, Mr. Tare who is paid an annual salary of $180,000. For the year ended 2021, our Chief Financial Officer received a bonus in the amount of $15,000. We currently do not have an employment agreement with our Chief Operating Officer, Mr. Marchesello, who is paid an annual salary of $150,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 5, 2022, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 526,305,492 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President (2)	869,394	*

Tom Marchesello, Chief Operating Officer	1,018,198	*

Anthony Fidaleo, Director	168	*

Byron Elton, Director	166	*

Jean-Louis Kindler, Director	1	*

Directors and executive officers as a group (5 persons)	1,887,927	*

*	Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 13575 58th Street North, Suite 200, Clearwater, FL 33760.

(2)	Mr. Eckelberry also owns all 1,000 shares outstanding shares of our Series C preferred stock which entitles Mr. Eckelberry to 51% of the total voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

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

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered in 2021 and 2020. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) or Liggett & Webb, P.A. (“Liggett& Webb”), as applicable, for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. Liggett & Webb, P.A. served as our independent registered public accounting firm through September 30, 2019. We engaged M& K as our independent registered public accounting on September 30, 2019.

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2021 – M&K CPAS, PLLC	$86,525	$-	$-	$-
2020 – M&K CPAS, PLLC	$71,500	$-	$-	$-
2020 – Liggett & Webb, P.A.	$15,200	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2021 and 2020, to M&K or Liggett & Webb, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters except for fees incurred relating to Company’s regulation A offering included in Audit Fees above.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2021 and 2020, respectively.

All Other Fees

There were no fees billed to us by M&K or Liggett& Webb, as applicable, for services rendered to us during the fiscal years ended December 31, 2021 and 2020, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.

3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Certificate of Designation of Series A Preferred Stock (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (21)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (23)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (24)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (24)
3.22	Certificate of Designation of Series G Preferred Stock (25)
3.23	Certificate of Designation of Series I Preferred Stock (27)
3.24	Certificate of Designation of Series J Preferred Stock (27)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (35)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019 (28)
3.27	Certificate of Designations of Series K Preferred Stock (29)
3.28	Certificate of Designations of Series L Preferred Stock (29)
3.29	Amended and Restated Certificate of Designations of Series M Preferred Stock (30)
3.30	Certificate of Designations of Series O Preferred Stock (31)
3.31	Certificate of Designations of Series P Preferred Stock (31)
3.32	Certificate of Designation of Series Q Preferred Stock (32)
3.33	Certificate of Designation of Series R Preferred Stock (33)
3.34	Certificate of Designation of Series S Preferred Stock (34)
3.35	Certificate of Designation of Series T Preferred Stock (14)
3.36	Certificate of Designation of Series U Preferred Stock (15)
3.37	Fourth Amended and Restated Certificate of Designation of Series V Preferred Stock (36)
3.38	Certificate of Designation of Series W Preferred Stock (16)
3.39	Certificate of Amendment to Articles of Incorporation (35)
3.40	Certificate of Designation of Series X Preferred Stock (37)
3.41	Certificate of Designation of Series Y Preferred Stock*
10.1	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (18)***
10.2	Form of Restricted Stock Award between OriginClear, Inc. and T. Riggs Eckelberry (19)***
10.3	Settlement Agreement between the Company and Auctus Fund, LLC (26)
14.1	Code of Ethics (38)
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Management compensation agreement

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2021.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2016 filed with the SEC on May 16, 2016.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(20)	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2017 filed with the SEC on April 17, 2018.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2018 and filed with the SEC on May 21, 2018.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and filed with the SEC on August 14, 2018.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2019.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 filed with the SEC on August 19, 2019.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 filed with the SEC on July 6, 2020.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 filed with the SEC on November 23, 2020.
(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021.
(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2018 filed with the SEC on April 25, 2019.
(36)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021.
(37)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2021.
(38)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2020 filed with the SEC on May 21, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Prasad Tare
Prasad Tare
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 6, 2022	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director and Chief Executive Officer

Date: April 6, 2022	By:	/s/ Prasad Tare
Prasad Tare
Chief Financial Officer

Date: April 6, 2022	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 6, 2022	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: April 6, 2022	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, TX

April 6, 2022

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$141,421	$409,591
Restricted cash	565,000	6,530
Contracts receivable	2,150,967	438,430
Fair value investment in securities	198,918	-
Contract assets	378,932	148,734
Inventory assets	2,850	-
Other receivable	-	3,799
Prepaid expenses	13,111	52,728
TOTAL CURRENT ASSETS	3,451,199	1,059,812

NET PROPERTY AND EQUIPMENT	213,391	258,206

OTHER ASSETS
Long term assets held for sale	514,000	-
Fair value investment-securities	17,600	8,000
Trademark	4,467	4,467
TOTAL OTHER ASSETS	536,067	12,467
TOTAL ASSETS	$4,200,657	$1,330,485

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other payable	$1,452,229	$1,304,803
Accrued expenses	1,533,404	1,542,816
Cumulative preferred stock dividends payable	356,728	256,274
Contract liabilities	1,886,946	340,551
Capital lease, current portion	7,985	9,088
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	80,646	342,896
Loan payable, related party	-	94,883
Loans payable, SBA	150,000	505,000
Derivative liabilities	6,526,129	12,310,307
Series F 8% Preferred Stock, 160 and 175 shares issued and outstanding, redeemable value of $160,000 and $175,000 respectively	160,000	175,000
Series F 8% Preferred Stock, 100 shares issued and outstanding, redeemable value of $100,000 and $100,000 respectively	100,000	100,000
Series G 8% Preferred Stock, 25 and 430 shares issued and outstanding, respectively, redeemable value of $25,000 and $430,000, respectively	25,000	430,000
Series I 8% Preferred Stock, 235 and 797 shares issued and outstanding, respectively, redeemable value of $235,000 and $797,400, respectively	235,000	797,400
Series K 8% Preferred Stock, 581 and 3,160 shares issued and outstanding, respectively, redeemable value of $580,650 and $3,160,417, respectively	580,650	3,160,417
Convertible promissory notes, net of discount of $3,743 and $17,929, respectively	3,016,037	1,223,228
Total Current Liabilities	16,277,207	22,759,116
Long Term Liabilities
Capital lease, long term portion	-	7,985
Convertible promissory notes, net of discount of $0 and $0, respectively	62,275	1,877,275
Total Long Term Liabilities	62,275	1,885,260
Total Liabilities	16,339,482	24,644,376
COMMITMENTS AND CONTINGENCIES (See Note 13)	-	-

Series J Convertible Preferred Stock, 215 and 273 shares of issued and outstanding, respectively, redeemable value of $215,000 and $272,500, respectively	215,000	272,500
Series L Convertible Preferred Stock, 609.83 and 1,132 shares of issued and outstanding, respectively redeemable value of 609,825 and 1,132,084	609,825	1,132,084
Series M Preferred Stock, 40,300 and 42,213 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,060,325, respectively	1,007,500	1,060,325
Series O 8% Convertible Preferred Stock, 615 and 1,995 shares issued and outstanding, respectively, redeemable value of $615,000 and $1,995,000, respectively	615,000	1,995,000
Series P Convertible Preferred Stock, 58 and 357 shares issued and outstanding, respectively redeemable value of $57,500 and $356,500, respectively	57,500	356,500
Series Q 12% Convertible Preferred Stock, 615 and 1,025 shares issued and outstanding, respectively, redeemable value of $515,000 and $1,025,000, respectively	515,000	1,025,000
Series R 10% Convertible Preferred Stock, 3,432.27 and 490 shares issued and outstanding, respectively, redeemable value of $3,432,267 and $490,000, respectively	3,432,267	490,000
Series S 12% Convertible Preferred Stock, 170 and 0 shares issued and outstanding, respectively, redeemable value of $170,000 and $0, respectively	170,000	-
Series T 10% Convertible Preferred Stock, 630 and 0, respectively, redeemable value of $630,000 and $0, respectively	630,000	-
Series U Convertible Preferred Stock, 1,066.5 and 0, respectively, redeemable value of $1,066,500 and $0, respectively	1,066,500	-
Series V Convertible Preferred Stock, 4 and 0, respectively, redeemable value of $400,000 and $0, respectively	400,000	-
Series W 12% Convertible Preferred Stock, 744.5 and 0, respectively, redeemable value of $744,500 and $0, respectively	744,500	-
Series X Convertible Preferred Stock, 250 and 0, respectively, redeemable value of $250,000 and $0, respectively	250,000	-
Series Y Convertible Preferred Stock, 4.7 and 0, respectively, redeemable value of $470,000 and $0, respectively	470,000	-
	10,183,092	6,331,409

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 32,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,250
1,537,213 shares of Series E issued and outstanding, respectively	154	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 306,883,932 and 65,052,688 equity shares issued and outstanding, respectively	30,688	6,505
Additional paid in capital - Common stock	75,720,147	64,265,217
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(98,175,924)	(94,020,294)
TOTAL SHAREHOLDERS’ DEFICIT	(22,321,917)	(29,645,300)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,200,657	$1,330,485

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020

Sales	$4,143,744	$4,101,131
Cost of Goods Sold	3,574,060	3,489,356
Gross Profit	569,684	611,775

Operating Expenses
Selling and marketing expenses	2,841,331	1,557,842
General and administrative expenses	3,612,988	3,602,586
Research and development	-	110,338
Depreciation and amortization expense	44,817	52,247
Total Operating Expenses	6,499,136	5,323,013

Loss from Operations	(5,929,452)	(4,711,238)

OTHER INCOME (EXPENSE)
Other income	509,806	16,521
Impairment of asset for sale	(116,000)	(133,879)
Gain on write off of loans payable	152,233	-
Gain/(Loss) on conversion of preferred stock	(1,364,250)	-
Loss on exchange of preferred stock	(40,000)	-
Unrealized gain(loss) on investment securities	58,651	(1,600)
Gain on net change in derivative liability and conversion of debt	5,838,830	19,359,866
Interest expense	(1,227,599)	(1,268,305)
TOTAL OTHER INCOME (EXPENSE)	3,811,671	17,972,603
NET INCOME (LOSS)	$(2,117,781)	$13,261,365

WARRANTS DEEMED DIVIDENDS	(2,037,849)	-

NET (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$(4,155,630)	$13,261,365

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.02)	$0.64

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.02)	$0.04

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	180,500,778	20,651,668

DILUTED	180,500,778	312,352,351

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	YEARS ENDED DECEMBER 31, 2021 AND 2020
	Preferred stock		Common stock		Additional Paid-in-	Subscription	Accumulated Other Comprehensive	Accumulated		Mezzanine
	Shares	Amount	Shares	Amount	Capital	Payable	loss	Deficit	Total	Equity
Balance at December 31, 2019	40,640,649	$4,067	4,854,993	$486	$62,711,339	$-	$(134)	$(107,281,659)	$(44,565,901)	$2,204,025
Rounding	-	(3)	-	(1)	(1)	-	-	-	(5)	-
Common stock issuance for conversion of debt and accrued interest	-	-	19,276,917	1,928	390,922	-	-	-	392,850	-
Common stock issued at fair value for services	-	-	7,750,037	774	414,262	-	-	-	415,036	-
Common stock issued for conversion of Series D-1 Preferred stock	(6,000,000)	(600)	295,141	30	24,348	-	-	-	23,778	-
Common stock issued for conversion of Series E Preferred stock	(602,436)	(60)	30,124	3	57	-	-	-	-	-
Common stock issued for conversion of Series J Preferred stock	-	-	2,313,689	231	75,969	-	-	-	76,200	(76,200)
Common stock issued for conversion of Series L Preferred stock	-	-	18,486,913	1,849	446,276	-	-	-	448,125	(448,125)
Common stock issued for conversion of Series M Preferred stock	-	-	137,052	14	7,986	-	-	-	8,000	(8,000)
Common stock issued for conversion of Series O Preferred stock	-	-	688,205	69	(69)	-	-	-	-	1,670,000
Common stock issued for conversion of Series P Preferred stock	-	-	8,079,477	808	141,442	-	-	-	142,250	(142,250)
Exchange of Series F Preferred stock to Series Q Preferred stock	-	-	3,140,140	314	52,686		-	-	53,000	(53,000)
Issuance of Series M Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	213,300
Issuance of Series K Preferred stock with issuance of Series L through a private placement	-	-	-	-	-	-	-	-	-	580,000
Issuance of Series P Preferred stock with issuance of Series O through a private placement	-	-	-	-	-	-	-	-	-	417,500
Issuance of Series R Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	490,000
Exchange of Series F Preferred stock for Series Q Preferred stock	-	-	-	-	-	-	-	-	-	1,278,000
Exchange of Series F Preferred stock for Series O/P	-	-	-	-	-	-	-	-	-	206,159
Subscription payable-common stock	-	-	-	-	-	100,000	-	-	100,000	-
Comprehensive gain	-	-	-	-	-	-	2	-	2	-
Net Income	-	-	-	-	-	-	-	13,261,365	13,261,365	-
Balance at December 31, 2020	34,038,213	3,404	65,052,688	6,505	64,265,217	100,000	(132)	(94,020,294)	(29,645,300)	$6,331,409
Common stock issuance for conversion of debt and accrued interest	-	-	13,927,622	1,393	132,312	-	-	-	133,705	-
Common stock issued at fair value for services	-	-	33,476,294	3,348	2,226,347	-	-	-	2,229,695	-
Common stock issued for conversion of Series D1 Preferred stock	(1,000,000)	(100)	68,571	7	5,547	-	-	-	5,454	-
Common stock issued for conversion of Series J Preferred stock	-	-	1,705,023	170	57,330	-	-	-	57,500	(57,500)
Common stock issued for conversion of Series L Preferred stock	-		18,624,403	1,862	520,895	-	-	-	522,757	(522,757)
Common stock issued for Series O Preferred stock dividends		-	790,089	79	(79)	-	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	36,868,798	3,687	1,256,313	-	-	-	1,260,000	(1,260,000)
Common stock issued for conversion of Series P Preferred stock	-	-	9,558,329	956	298,044	-	-	-	299,000	(299,000)
Common stock issued for conversion of Series Q Preferred stock	-	-	15,064,168	1,506	523,494	-	-	-	525,000	(525,000)
Common stock issued for conversion of Series R Preferred stock	-	-	79,112,450	7,911	1,924,739	-	-	-	1,932,650	(1,932,650)
Common stock issued for conversion of Series S Preferred stock	-	-	5,495,406	550	194,450	-	-	-	195,000	(195,000)
Common stock issued in conjunction with the sale of Series X Preferred stock	-	-	1,798,562	180	(180)	-	-	-	-	-
Common stock issued for conversion of Series U Preferred stock	-	-	16,169,815	1,617	493,383		-	-	495,000	(495,000)
Common stock issued for conversion of Series W Preferred stock	-		7,538,432	754	257,746		-	-	258,500	(258,500)
Common stock issued for make good shares for Series P Preferred Stock		-	633,282	63	(63)				-	-
Issuance of Series M Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	29,425
Issuance of Series R Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	2,480,750
Issuance of commons stock for the exercise of Series R warrants purchased for cash	-	-	1,000,000	100	49,900	-	-	-	50,000	-
Issuance of Series T Preferred stock in exchange for property	-	-	-	-	-	-	-	-	-	630,000
Issuance of Series U Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	1,960,000
Issuance of Series Y Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	470,000
Issuance of Series X Preferred stock through a private placement	-	-	-	-	-	-	-	-	-	250,000
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	-	-	-	-	-	-	-	15,000
Exchange of Series G Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	15,000
Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	-	-	-	-	-	-	-	365,000
Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	317,400
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	-	-	-	-	-	-	-	245,000
Exchange of Series K Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-	-	-	1,821,765
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	-	-	-	-	-	-	-	758,000
Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	-	-	-	-	-		-	40,000
Loss on issuance of Preferred stock	-	-	-	-	125,000	-	-	-	125,000	-
Loss on conversion of Preferred Stock	-	-	-	-	1,239,250	-	-	-	1,239,250	-
Adjustment to Series L Preferred stock	-	-	-	-	(500)	-	-	-	(500)	500
Issuance of common stock warrants deemed dividends	-	-	-	-	2,037,849	-	-	(2,037,849)	-	-
Adjustment to Series M Preferred stock	-	-	-	-	750	-	-	-	750	(750)
Stock based compensation	-	-	-	-	112,403	-	-	-	112,403	-
Net Loss	-	-	-	-	-	-	-	(2,117,781)	(2,117,781)	-
Balance at December 31, 2021	33,038,213	$3,304	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$(98,175,924)	$(22,321,917)	$10,183,092

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,117,781)	$13,261,365
Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	44,817	52,247
Interest expense associated with preferred stock issuance	-	1,078,659
Stock compensation expense	112,403	-
Gain on convertible note receivable	(149,867)	-
Common and preferred stock issued for services	2,229,695	438,814
(Gain) Loss on net change in valuation of derivative liability	(5,838,830)	(19,359,866)
Debt discount recognized as interest expense	68,839	11,774
Net unrealized (gain)loss on fair value of securities	(58,651)	1,600
Loss on exchange of preferred stock	40,000	-
Loss on issuance of preferred stock	125,000	-
SBA loans forgiven	(355,000)	-
Impairment of assets held for sale	116,000	-
Impairment expense for convertible note receivable	-	133,879
(Gain) Loss on conversion of preferred stock	1,239,250	-
(Gain) on write off of other payables	(152,233)	-
Interest receivable on convertible note receivable	-	(16,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	(1,712,537)	84,481
Contract asset	(230,198)	(122,447)
Inventory asset	(2,850)	-
Prepaid expenses and other assets	39,617	(1,745)
Other receivable	3,797	(1,299)
Change in Liabilities Increase (Decrease) in:
Accounts payable	160,406	82,758
Accrued expenses	48,598	457,352
Contract liabilities	1,546,395	(87,458)
Customer deposit	-	9,688
NET CASH USED IN OPERATING ACTIVITIES	(4,843,130)	(3,976,198)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(18,000)	(13,884)
NET CASH USED IN INVESTING ACTIVITIES	(18,000)	(13,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(9,088)	(9,088)
Proceeds from SBA loans	-	505,000
Repayment of loans, net	(105,000)	(84,318)
Repayment of loans, related party, net	(94,883)	(92,170)
Redemption of preferred stock	(25,000)	-
Net payments on cumulative preferred stock dividends payable	100,454	163,802
Proceeds on convertible promissory notes	(15,228)	-
Proceeds for the purchase of warrants	50,000	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	5,190,175	2,373,300
Net proceeds for issuance of preferred stock for cash - liability classification	-	1,059,767
Net proceeds from convertible notes	60,000	(704)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,151,430	3,915,589

NET INCREASE IN CASH	290,300	(74,493)
CASH BEGINNING OF YEAR	416,121	490,614
CASH END OF YEAR	$706,421	$416,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$828,638	$23,186
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$133,705	$392,850
Other payable for fixed asset with common stock subscription	$-	$179,500
Issuance of Series T preferred shares in exchange for property	$630,000	$-
Issuance of Series O dividends	$79	$69
Preferred stock converted to common stock	$5,545,409	$727,635
Exchange from liability to mezzanine	$3,537,167	$-
Warrants deemed dividends	$2,037,849	$-
Derivative discount issued on notes payable	$54,652	$-

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2021 AND 2020

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the “Company”) was incorporated in the state of Nevada on June 1, 2007. The Company, based in Los Angeles, California, began operations on June 1, 2007. The Company began its planned principal operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT is expected to license regional joint ventures for water treatment. As of December 31, 2021, OCT has limited assets and no current operations.

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

On April 13, 2021, OriginClear announced that it had created a wholly-owned subsidiary called Water On Demand #1, Inc. (WOD #1), to offer private businesses the ability to pay for their water treatment and purification services on a pay-per-gallon basis. The Company is in the process of selecting a use case for delivering such services, commonly known as Design-Build-Own-Operate or DBOO. The program cannot move forward without capital invested into WOD #1.

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

In November 2021, the Company created additional Water on Demand (WOD) subsidiaries – Water on Demand # 2, Inc. (WOD # 2), Water on Demand # 3, Inc. (WOD # 3) and Water on Demand # 4, Inc. (WOD # 4). Each Subsidiary is wholly owned by OriginClear, Inc. These subsidiaries were created in order to align the incentives of each strategic partner that the Company has engaged more closely with the results of their own business development activities. Each WOD subsidiary is associated with different strategic partners who are compensated based on the profitability of that WOD subsidiary.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2021 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2021, the Company obtained funds from the issuance of convertible note agreements and from sales of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $4,143,744 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2021, the cash balance in excess of the FDIC limits was $440,954. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the years ended December 31, 2021 and 2020, respectively, as the inclusion of any potential shares in the year ended December 31, 2021, would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2021	2020
Income (Loss) to common shareholders (Numerator)	$(4,155,630)	$13,261,365

Basic weighted average number of common shares outstanding (Denominator)	180,500,778	20,651,668

Diluted weighted average number of common shares outstanding (Denominator)	180,500,778	312,352,351

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
December 31, 2021
Warrant shares	206,638,283	-
Convertible debt shares	407,916,803	-
Preferred shares	33,037,213	-

December 31, 2020
Warrant shares	9,922,044	6,000,000
Convertible debt shares	17,954,000	306,352,351
Preferred shares	34,037,213	-

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $0 as of December 31, 2021 and 2020, respectively. The net contract receivable balance was $2,150,967 and $438,430 at December 31, 2021 and 2020, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2021 and 2020, and determined there was no impairment of indefinite lived intangibles and goodwill.

Research and Development

Research and development costs are expensed as incurred. Total research and development costs were $0 and $110,338 for the years ended December 31, 2021 and 2020, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $184,017 and $211,296 for the years ended December 31, 2021 and 2020, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	December 31,
	2021	2020
Machinery and Equipment	$383,569	$383,569
Computer Equipment	62,854	62,854
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	603,373	603,373
Less accumulated depreciation	(389,982)	(345,167)
Net Property and Equipment	$213,391	$258,206

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed following generally accepted accounting principles.

Depreciation expense during the year ended December 31, 2021 and 2020, was $44,817 and $52,247, respectively.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants vest immediately and the total stock-based compensation charge is recorded in the period of the measurement date.

Accounting for Derivatives

The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a probability weighted average series Binomial lattice option pricing models to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2021 and 2020.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2021	$216,518	$216,518	$-	$-
Investment at fair value-securities, December 31, 2020	$8,000	$8,000	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2021	$6,526,129	$-	$-	$6,526,129
Derivative Liability, December 31, 2020	$12,310,307	$-	$-	$12,310,307

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2020	$31,640,470
Fair value of derivative liabilities issued	29,703
Net gain on conversion of debt and change in derivative liability	(19,359,866)
Balance as of December 31, 2020	12,310,307
Fair value of derivative liabilities issued	54,652
Net gain on conversion of debt and change in derivative liability	(5,838,830)
Balance as of December 31, 2021	$6,526,129

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2021	12/31/2020
Risk free interest rate	0.05% - 0.73%	0.08% - 0.13%
Stock volatility factor	94.0% - 199.0%	127.0% - 249.0%
Weighted average expected option life	6 mos - 5 yrs	6 mos - 5 yrs
Expected dividend yield	None	None

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

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of December 31, 2021, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. During the year ended December 31, 2021, the Company issued 68,571 shares of common stock upon conversion of 1,000,000 shares of Series D-1 preferred stock with a fair value of $5,454 using the closing stock price on April 15, 2021. The Company did not recognize any gain or loss on the conversion, as the shares were converted within the terms of the agreement. As of December 31, 2021, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holder’s discretion. There were no shares of Series E preferred stock converted during the year ended December 31, 2021. As of December 31, 2021, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the year ended December 31, 2021, the Company exchanged 15 shares of Series F preferred stock for 15 shares of Series Q preferred stock. As of December 31, 2021, there were 260 shares of Series F preferred stock issued and outstanding. As of December 31, 2021, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022, and the Company agreed to pay such holder, in addition to any dividends payable on such holder’s Series F preferred stock, an annual fee of 4% of the stated value of such holder’s shares of Series F preferred stock. As of December 31, 2021, the Company had 160 outstanding shares of Series F preferred stock (excluding the 100 shares mentioned above), which the Company was required to, and failed to redeem on September 1, 2020, and was in default for an aggregate redemption price (equal to the stated value) of $160,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. During the year ended December 31, 2021, 380 shares of Series G preferred stock were exchanged for 365 shares of Series S preferred stock, and 15 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. During the year ended December 31, 2021, the Company redeemed 25 shares id Series G preferred stock equal to the stated value of $25,000. As of December 31, 2021, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2021, 562 shares of Series I preferred stock were exchanged for 317 shares of Series R preferred stock, and 245 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 235 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem between May 2, 2021, and June 10, 2021, for an aggregate redemption price (equal to the stated value) of $235,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. During the year ended December 31, 2021, the Company issued 1,705,023 shares of common stock upon the conversion of 57.5 shares of Series J preferred stock for a state value of $57,500. For the year ended December 31, 2021, the Company recognized a loss on conversion of Series J preferred stock in the amount of $75,284. As of December 31, 2021, there were 215 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2021, 2,580 shares of Series K preferred stock were exchanged for 1,822 shares of Series R preferred stock, and 758 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 581 shares of Series K preferred stock issued and outstanding. Of these 581 shares, the Company was required to, and failed to redeem between August 5, 2021 and December 27, 2021, an aggregate of 476 such shares for an aggregate redemption price (equal to the stated value) of $476,000.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. During the year ended December 31, 2021, the Company issued an aggregate of 18,624,403 shares of common stock upon conversion of 522 shares of Series L preferred stock, for a loss in the amount of $828,451. As of December 31, 2021, there were 610 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. During the year ended December 31, 2021, prior to the terms of the Series M preferred stock being amended, holders of Series M preferred stock converted an aggregate of 320 Series M shares into an aggregate of 137,052 shares of the Company’s common stock. The Company did not recognize a gain or loss since the shares were converted within the terms of the agreement. During the year ended December 31, 2021, the Company issued an aggregate of 1,177 shares of Series M preferred stock for an aggregate purchase price of $29,425 and exchanged an aggregate of 3,200 shares of Series M preferred stock for 120 shares of Series R preferred stock and 1.5 shares of Series U preferred stock and recognized a loss on the exchanges in the amount of $40,000. As of December 31, 2021, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2021, the Company issued an aggregate of 36,868,798 shares of common stock upon conversion of 1,260 shares of Series O preferred stock, and exchanged an aggregate of 120 shares of Series O preferred stock for 120 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 615 shares of Series O preferred stock issued and outstanding, and during the year ended December 31, 2021, the Company issued an aggregate of 790,089 shares of common stock in prorated 4% annualized dividends.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the year ended December 31, 2021, the Company issued an aggregate of 10,191,611 shares of common stock upon conversion of 299 shares of Series P preferred stock. For the year ended December 31, 2021, the Company recognized a loss on conversion of Series P preferred stock in the amount of $335,515. As of December 31, 2021, there were 57.5 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2021, the Company issued an aggregate of 15,064,168 shares of common stock upon conversion of 525 shares of Series Q preferred stock, and exchanged 15 shares of Series F preferred stock for 15 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 515 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the year ended December 31, 2021, the Company issued an aggregate of 2,481 shares of Series R preferred stock for an aggregate purchase price of $2,480,750 and exchanged an aggregate of 15 shares of Series G preferred stock, 317 shares of Series I preferred stock, 1,822 shares of Series K preferred stock, 3,200 shares of Series M preferred stock, and 120 shares of Series O preferred stock for an aggregate of 2,394 shares of Series R preferred stock, and issued an aggregate of 79,112,450 shares of common stock upon conversion of 1,933 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 3,432 shares of Series R preferred stock along with 101,498,340 Series A warrants (with an exercise price of $0.05) and 49,177,670 Series B warrants (with an exercise price of $0.10) issued and outstanding with a fair value of $11,181,822 on the original issuance. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the year ended December 31, 2021, the Company issued an aggregate 365 shares of Series S preferred stock in exchange for an aggregate of 365 Series G preferred stock and issued an aggregate of 5,495,406 shares of common stock upon conversion of 195 shares of Series S preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 170 shares of Series S preferred stock issued and outstanding.

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

The Company has actively listed the residential real property for sale since July 2021. On September 13, 2021, the Company received an offer for the property for $464,000, which was $116,000 below the original independent appraisal of $580,000. However, because of administrative delays due to COVID, the buyer opted out of the offer. Based on the above indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the year ended December 31, 2021, the Company issued 1,560 shares of Series U at a stated value of $1,560,000, issued an aggregate of 16,169,815 shares of common stock upon conversion of 495 shares of Series U preferred stock, and issued an aggregate of 14,475,000 warrants with a fair value of $603,003 to Series U holders. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 1,067 shares of Series U preferred stock issued and outstanding.

Series V

On December 1, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock and filed a certificate of designation for a new series of Series V preferred stock with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 3,000 shares of preferred stock as Series V. The Series V has an original issue price of $100,000 per share, and holders are entitled to an annual distribution of 25% of annual net profits of newly established Company wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series V holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series V is convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits. During the year ended December 31, 2021, the Company issued 4 shares of Series V at a stated value of $400,000, which was classified as restricted cash per the Series V COD, and issued an aggregate of 3,200,000 warrants with a fair value of $134,148 to Series V holders. As of December 31, 2021, there were 4 shares of Series V preferred stock issued and outstanding.

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the year ended December 31, 2021, the Company issued 1,003 shares of Series W preferred stock in exchange for 245 shares of Series I preferred stock and 758 shares of Series K preferred stock, and issued an aggregate of 7,538,432 shares of common stock upon conversion of 259 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2021, there were 745 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series X is convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders will also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement. On August 10, 2021, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series X for a purchase price of $250,000, along with an aggregate of 1,798,562 shares of common stock, pursuant to a subscription agreement between the Company and the investor. The Company recognized a loss of $125,000, associated with the issuance of the common stock. Per the Series X COD, as of December 31, 2021, $80,000 of the $250,000 was classified as restricted cash. As of December 31, 2021, there were 25 shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of 25% of annual net profits of newly established, Company wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders will not be entitled to any voting rights except as may be required by applicable law. The Series Y will be convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. During the year ended December 31, 2021, the Company issued 4.7 shares of Series Y at an original issue price of $470,000 and issued an aggregate of 3,760,000 warrants with a fair value of $114,983 to Series Y holders. Per the Series Y COD, $235,000 of the $470,000 received was classified as restricted cash. During the period ended December 31, 2021, $150,000 of the restricted cash was used as an intercompany loan to meet capital requirements of the Company’s PWT subsidiary. As of December 31, 2021, there were 4.7 shares of Series Y preferred stock issued and outstanding.

As of December 31, 2021, the Company accrued aggregate dividends in the amount of $356,728 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q Series R, Series S, Series T, Series U, Series V, Series W, Series X, and Series Y preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

Year ended December 31, 2021

The Company issued 13,927,622 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $81,150, plus interest in the amount of $52,555, based upon a conversion price of $0.00955.

The Company issued 33,476,294 shares of common stock for services at fair value of $2,229,695 at share prices ranging from $0.0229 - $0.124.

The Company issued 790,089 shares of common stock for Series O preferred stock dividends payable.

The Company issued 190,205,395 shares of common stock upon conversion of 5,550,861 shares of preferred stocks.

The Company issued 1,000,000 shares of common stock upon exercise of 1,000,000 warrants at an exercise price of $0.05 per share for $50,000.

The Company issued 1,798,562 shares of common stock at a price of $0.0695 in conjunction with the sale of Series X preferred stock and recognized a loss of $125,000 in the financial statements.

The Company issued 633,282 shares of common stock for make good shares for Series P preferred stock.

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

The Company issued 688,205 shares of common stock for Series O preferred stock dividends payable.

The Company issued 32,482,536 shares of common stock upon conversion of 6,603,479 shares of preferred stock.

4.	OPTIONS AND WARRANTS

Restricted Stock to CEO

Between May 12, 2016, and August 14, 2019, the Company entered into Restricted Stock Grant Agreements (“the RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGAs are performance based shares and none have yet vested nor have any been issued. The RSGAs provides for the issuance of up to an aggregate of 109,214 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 54,607 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 101,054,607 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

During the year ended December 31, 2021, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry, one employee and one consultant an aggregate of 2,771,892 shares of the Company’s common stock with a value of $211,521, calculated using the closing share prices on the dates of the vesting agreements.

Warrants

During the year ended December 31, 2021, the Company issued 218,085,783 purchase warrants, associated with the preferred stocks. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2021 and 2020:

	2021		2020
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding - beginning of year	15,922,044	$500.03	122,044	$500.00
Granted	218,085,783	$0.0868	15,800,000	$0.03
Exercised	(1,000,000)	$(0.05)	-	-
Expired	(15,922,044)	$(500.03)	-	-
Outstanding - end of year	217,085,783	$0.0868	15,922,044	$500.03

At December 31, 2021 and 2020, the weighted average remaining contractual life of warrants outstanding:

	2021			2020
			Weighted Average			Weighted Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	4.67	-	-	-
$0.05	125,698,340	125,698,340	0.14 - 1.16	9,800,000	9,800,000	0.88 -1.00
$0.10	67,292,670	67,292,670	0.14 - 0.74	6,000,000	6,000,000	0.88
$0.25	13,206,000	13,206,000	1.50 - 5.00	-	-	-
$0.0275	8,727,273	8,727,273	9.41	-	-	-
$-	-	-	-	122,044	122,044	0.62
$1.00	1,561,500	1,561,500	2.50 - 2.74	-	-	-
	217,085,783	217,085,783		15,922,044	15,922,044

At December 31, 2021 and 2020, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2021, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,078,312
Less current portion	3,016,037
Total long-term liabilities	$62,275

Maturities of long-term debt for the next two years are as follows:

Year Ending December 31,	Amount
2022	3,019,780
2023	62,275
$3,082,055

At December 31, 2021, the $3,082,055 in convertible promissory notes and has a remaining debt discount $3,743, leaving a net balance of $3,078,312.

On various dates from 2014 through May 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the year ended December 31, 2021, the Company issued 13,927,621 shares of common stock, upon conversion of $81,150 in principal, plus accrued interest of $52,555. As of December 31, 2021, the 2014-2015 Notes had an aggregate remaining balance of $1,200,000, which are short term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to September 30, 2018. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of December 31, 2021, the remaining balance was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015-2016 Notes”), on various dates ending on May 19, 2016. The 2015-2016 Notes matured and were extended from the date of each tranche through maturity dates ending on May 19, 2020. The 2015-2016 Notes bear interest at 10% per year. The 2015-2016 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015-2016 Notes. The conversion feature of the 2015-2016 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015-2016 Notes. As of December 31, 2021, the remaining balance of the 2015-2016 Notes was $930,000, all of which is short term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2021, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of December 31, 2021, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of December 31, 2021, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note matures on November 19, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,047 during the year ended December 31, 2021. During the year ended December 31, 2021, the Company paid off $15,228 in cash, of the Nov 20 Note. As of December 31, 2021, the remaining balance of the Nov 20 Note was $13,772, which is short term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note matures on January 25, 2022, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,358 during the twelve months ended December 31, 2021. As of December 31, 2021, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements as of December 31, 2021 was $5,738,020.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the year ended December 31, 2021 and 2020.

	Years Ended
	December 31,
	2021	2020
Equipment Contracts	$2,516,609	$2,393,815
Component Sales	1,149,861	1,441,251
Waste Water Treatment Systems	57,729	-
Pump Stations	285,323	144,755
Services Sales	98.033	121,310
Commission & Training	36,189	-
	$4,143,744	$4,101,131

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending December 31, 2021 and 2020, was $378,932 and $148,734, respectively. The contract liability for the years ended December 31, 2021 and 2020, was $1,886,946 and $340,551, respectively.

7.	FINANCIAL ASSETS

Convertible Note Receivable

The Company purchased a 10% convertible note in the amount of $80,000, through a private placement with Water Technologies International, Inc (“WTII”). The Note is convertible into common stock of WTII at a price of 65% of the lowest trading price for the ten (10) trading days immediately prior to the conversion date. The conversion price shall not be lower than a price of $0.0001 per share. As of December 31, 2020, the note included principal of $80,000 plus accrued interest of $53,879 for a total of $133,879. The Note was considered impaired as of December 31, 2020, and an allowance was recognized in the financials in the amount of $133,879, during the year ended December 31, 2020. On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of December 31, 2021, the investment in securities was recorded at fair value in the amount of $198,918, with an unrealized gain of $49,051.

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of December 31, 2021, the fair value of the preferred shares was $17,600.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. During the year ended December 31, 2021, the Company settled the majority of the loans in the amount of $262,250, of which $157,250 was recognized on the statement of operations as a gain on write-off of loan payable. The term of the loans ranged from two months to six months. The net balance as of December 31, 2021 and 2020 was $80,646 and $342,896, respectively.

Loan Payable-Related Party

The Company’s CEO loaned the Company $248,870 as of June 28, 2018. The loans bore interest at various rates to be originally repaid over a period of three (3) years at various maturity dates. The funds were used for operating expenses. During the year ended December 31, 2021, all principal and interest payments were made in full leaving a balance of $0 as of December 31, 2021.

Small Business Administration Loans

Between April 30, 2020 and September 12, 2020, the Company received total loan proceeds in the amount of $505,000, which included an aggregate of $345,000 under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act, an Economic Injury Disaster Loan (the “EIDL”) in the amount of $150,000, and an Economic Injury Disaster Grant in the amount of $10,000. The principal and accrued interest under the PPP was forgivable if the Company used the PPP loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and otherwise complied with PPP requirements. The Company used the full proceeds of the PPP loan specifically for eligible purposes per requirements of the PPP and during the period ending December 31, 2021, the Company submitted satisfactory documentation regarding its compliance with the applicable requirements and obtained forgiveness of the PPP loan. The Company must repay any unforgiven principal amount, with interest, on a monthly basis following the deferral period for the EIDL. For the period ended December 31, 2021, the aggregate amount of $345,000 received under the PPP, and the Economic Injury Disaster Grant in the amount of $10,000 was recognized in the statement of operations as other income due to forgiveness.

9.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00. As of December 31, 2021, there remain a current balance of $7,985.

As of December 31, 2021, the maturities are summarized as follows:

Capital lease	$7,985
Less current portion	-
Total long-term liabilities	$7,985

10.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

Included in the balance at December 31, 2021, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2021 and 2020, the Company did not recognize interest and penalties.

At December 31, 2021, the Company had net operating loss carry-forwards of approximately $46,795,341, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
Book income (loss)	$444,255	$2,784,887)
Tax to book differences for deductible expenses	9,508	9,574
Tax non-deductible expenses	1,166,218	(3,845,607)
Valuation Allowance	(1,619,981)	1,051,146
Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2021	2020
Deferred tax assets:
NOL carryover	$7,511,485	$9,827,022
Other carryovers	728,907	749,475

Deferred tax liabilities:
Depreciation	(158,296)	(102,841)
Less Valuation Allowance	(8,082,096)	(10,472,656)
Net deferred tax asset	$-	$-

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

12.	ASSETS HELD FOR SALE

During the year ended December 31, 2021, the Company acquired real estate assets to be held for sale to finance their water projects, by issuing 630 shares of Series T preferred stock for a fair value of $630,000, in conjunction with common stock purchase warrants, through an asset purchase agreement. The assets held for sale consisted of residential property, plus eight (8) lots of undeveloped land. The real property has been listed actively on the market to be sold. Based on the offers received and the market conditions, the Company adjusted the fair value and recognized a loss on impairment of the residential property in the amount of $116,000.

13.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $7,900.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2021.

Litigation

For the period ended December 31, 2021, all parties have fully and timely performed under the settlement agreement, and no further issues or proceedings, or fees and costs, are anticipated regarding the settlement of the dispute between OriginClear, Inc., and its developmental subsidiary, WaterChain, Inc., and RDI Financial, LLC, an alleged assignee of Interdependence, Inc., as disclosed in greater detail in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021. As of December 31, 2021, the Company views the aforesaid RDI matter as closed.

Following the disclosures made in the Form 10-Q for the period ended March 31, 2021, filed by OriginClear on August 4, 2021, on December 14, 2021, the United States District Court for the Western District of New York rendered its decision on the motion to dismiss filed by GTR Source LLC and Tzvi “Steve” Reich’s (collectively, the “GTR Defendants”), and granted in part, and denied in part dismissal of certain claims set forth in the amended complaint filed by OriginClear, Inc., Progressive Water Treatment, Inc., and T. Riggs Eckelberry, individually (the “GTR Plaintiffs”). On December 16, 2021, the GTR Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit to the district court’s decision on the GTR Defendants’ motion to dismiss.

On March 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “C6 Plaintiffs”), and C6 Capital LLC (“C6 Capital”) agreed to settle the dispute between the parties relating to a merchant cash advance agreement entered into on July 17, 2018. Pursuant to the terms of the settlement, (i) C6 has vacated the judgment obtained by C6 Capital against the C6 Plaintiffs; (ii) C6 has released any and all bank levies, liens, security interests, powers of attorney, and other encumbrances its has against the C6 Plaintiffs; (iii) the C6 Plaintiffs have dismissed the plenary action commenced in the Supreme Court for the State of New York in and for the County of Broome against C6 Capital with prejudice and; (iv) the sister-state judgment C6 Capital obtained against the C6 Plaintiffs in California is currently in the process of being vacated by stipulation. Accordingly, the C6 Plaintiffs no longer owe any further amounts to C6 Capital with respect to the C6 Agreement.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements. On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes. On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. If granted, the Settlement Agreement would be declared void and unenforceable. As of December 31, 2021, no decision has been rendered on OriginClear’s Motion to Set Aside the Settlement Agreement.

14.	CONCENTRATIONS

Major Customers

PWT had three major customers for the year ended December 31, 2021. The customers represented 64.24% of billings for the year ending December 31, 2021. The contract receivable balance for the customers was $1,381,875 at December 31, 2021.

PWT had two major customers for the year ended December 31, 2020. The customers represented 34% of billings for the year ending December 31, 2020. The contract receivable balance for the customers was $149,070 at December 31, 2020.

Major Suppliers

PWT had three major vendors for the year ended December 31, 2021. The vendors represented 40.1% of total expenses in the year ending December 31, 2021. The accounts payable balance due to the vendors was $279,082 at December 31, 2021. Management believes no risk is present with the vendors due to other suppliers being readily available.

PWT had three major vendors for the year ended December 31, 2020. The vendors represented 45.2% of total expenses in the year ending December 31, 2020. The accounts payable balance due to the vendors was $170,963 at December 31, 2020. Management believes no risk is present with the vendors due to other suppliers being readily available.

15.	OTHER INCOME

Other Income consisted of the following as of December 31,

	2021	2020
Debt forgiveness on SBA loan	$355,000	$-
Gain on conversion of note receivable	149,867	-
Other income	4,939	16,521
Total Other Income	$509,806	$16,521

16.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between January 3, 2022 and February 14, 2022, certain holders of the Company’s Series K preferred stock exchanged an aggregate of 35 shares of Series K preferred stock for 35 shares of the Company’s Series W preferred stock.

On January 4, 2022, holders of Series W Preferred Stock converted an aggregate of 10 Series W shares into an aggregate of 694,446 shares of the Company’s common stock.

Between January 4, 2022 and February 14, 2022, holders of the Company’s Series R preferred stock converted an aggregate of 378 Series R shares into an aggregate of 27,162,453, including make-good shares, of the Company’s common stock.

Between January 4, 2022 and March 3, 2022, holders of the Company’s Series U preferred stock converted an aggregate of 432 Series U shares into an aggregate of 22,794,493 shares, including make-good shares, of the Company’s common stock.

Between January 4, 2022 and March 28, 2022, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 12.4 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $1,244,200. The Company also issued an aggregate of 9,953,600 warrants to these investors.

On January 7, 2022, holders of convertible promissory notes converted an aggregate principal and interest amount of $119,634 into an aggregate of 12,461,909 shares of the Company’s common stock.

Between January 20, 2022 and January 25, 2022, certain holders of the Company’s Series V preferred stock exchanged an aggregate of 4 shares of Series V preferred stock for 4 shares of the Company’s Series Y preferred stock.

Between January 21, 2022 and March 31, 2022, the Company issued to consultants and one employee an aggregate of 13,314,289 shares of the Company’s common stock for services.

On January 24, 2022, OriginClear, Inc., Progressive Water Treatment, Inc., OriginClear, Inc., and T. Riggs Eckelberry, individually (collectively, the “GTR Plaintiffs”), on the one hand, and GTR Source LLC and Tzvi “Steve” Reich (collectively, the “GTR Defendants”), on the other hand, settled a dispute between the parties relating to two distinct merchant funding agreements that were entered into on July 20, 2018 and August 28, 2018, and a settlement agreement entered into on December 13, 2018. Pursuant to the terms of settlement, all of which have been performed as of the filing date, (i) the GTR Defendants paid $25,000 to the GTR Plaintiffs, (ii) the parties mutually released each other from all claims, controversies, etc. that could have been asserted by any party against any other party pursuant to the aforesaid merchant funding agreements and settlement entered thereunder, and (iii) the GTR Plaintiffs dismissed with prejudice the action commenced by the GTR Plaintiffs in the Supreme Court for the State of New York in and for the County of Ontario and the appeal in the United States Court of Appeals for the Second Circuit.

On February 11, 2022, the Company filed a certificate of designation (the “Series Z COD”) of Series Z preferred stock (the “Series Z”) with the Secretary of State of Nevada. Pursuant to the Series Z COD, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders will not be entitled to dividends or any voting rights except as may be required by applicable law. The Series Z will be convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued an aggregate of 25 shares of Series Z preferred stock.

On February 14, 2022, certain holders of the Company’s Series F preferred stock exchanged an aggregate of 100 shares of Series F preferred stock for 100 shares of the Company’s Series Q preferred stock.

On February 18, 2022, the Company entered into a subscription agreement with a certain accredited investor pursuant to which the Company sold an aggregate of 25 shares of the Company’s Series Z preferred stock for an aggregate purchase price of $250,000. The Company also issued an aggregate of 2,500,000 warrants to the investor.

Between February 22, 2022 and March 30, 2022, holders of the Company’s Series L preferred stock converted an aggregate of 124 Series L shares into an aggregate of 14,528,106 shares of the Company’s common stock.

Between February 23, 2022 and March 2, 2022, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 111,010,481 shares of the Company’s common stock in settlement of certain claims with such persons.

On February 25, 2022, holders of the Company’s Series T preferred stock converted an aggregate of 145 Series T shares into an aggregate of 17,193,676 shares of the Company’s common stock.

On March 31, 2022, the Company issued an aggregate of 261,707 shares of the Company’s common stock as dividends to certain holders of Series O preferred stock.