Form 10-Q
period 2022-03-31
ORIGINCLEAR, INC.
filed 2022-05-16
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2022

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

(727) 440-4603

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

As of May 13, 2022 there were 571,161,924 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$793,188	$272,470
Restricted cash	1,061,227	433,951
Contracts receivable	1,039,746	2,150,967
Fair value investment in securities, current	94,940	198,918
Contract assets	781,967	378,932
Inventory assets	2,850	2,850
Prepaid expenses	12,363	13,111
TOTAL CURRENT ASSETS	3,786,281	3,451,199
NET PROPERTY AND EQUIPMENT	202,658	213,391

OTHER ASSETS
Long term assets held for sale	514,000	514,000
Fair value investment-securities	8,800	17,600
Trademark	4,467	4,467
TOTAL OTHER ASSETS	527,267	536,067
TOTAL ASSETS	$4,516,206	$4,200,657

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other payable	$1,434,056	$1,452,229
Accrued expenses	1,531,544	1,533,404
Cumulative preferred stock dividends payable	352,359	356,728
Contract liabilities	2,494,825	1,886,946
Capital lease, current portion	5,713	7,985
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	30,646	80,646
Loans payable, SBA	150,000	150,000
Derivative liabilities	7,852,842	6,526,129
Series F 8% Preferred Stock, 160 and 160 shares issued and outstanding, redeemable value of $160,000 and $175,000 respectively	160,000	160,000
Series F 8% Preferred Stock, 0 and 100 shares issued and outstanding, respectively redeemable value of $0 and $100,000 respectively	-	100,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 235 and 235 shares issued and outstanding, respectively, redeemable value of $235,000 and $235,000, respectively	235,000	235,000
Series K 8% Preferred Stock, 482 and 581 shares issued and outstanding, respectively, redeemable value of $482,150 and $580,650, respectively	482,150	580,650
Convertible promissory notes, net of discount of $0 and $3,743, respectively	1,596,008	3,016,037
Total Current Liabilities	16,516,596	16,277,207

Long Term Liabilities
Capital lease, long term portion	-	-
Convertible promissory notes, net of discount of $0 and $0, respectively	1,416,147	62,275
Total Long Term Liabilities	1,416,147	62,275
Total Liabilities	17,932,743	16,339,482

COMMITMENTS AND CONTINGENCIES (See Note 11)
Series J Convertible Preferred Stock, 215 and 215 shares of issued and outstanding, respectively, redeemable value of $215,000 and $215,000, respectively	215,000	215,000
Series L Convertible Preferred Stock, 486 and 610 shares of issued and outstanding, respectively redeemable value of $486,245 and $609,825, respectively	486,245	609,825
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 615 and 615 shares issued and outstanding, respectively, redeemable value of $615,000 and $615,000, respectively	615,000	615,000
Series P Convertible Preferred Stock, 57.5 and 57.5 shares issued and outstanding, respectively redeemable value of $57,500 and $57,500, respectively	57,500	57,500
Series Q 12% Convertible Preferred Stock, 615 and 515 shares issued and outstanding, respectively, redeemable value of $615,000 and $515,000, respectively	615,000	515,000
Series R 10% Convertible Preferred Stock, 3,054 and 3,432 shares issued and outstanding, respectively, redeemable value of $3,054,000 and $3,432,267, respectively	3,054,000	3,432,267
Series S 12% Convertible Preferred Stock, 170 and 170 shares issued and outstanding, respectively, redeemable value of $170,000 and $170,000, respectively	170,000	170,000
Series T 10% Convertible Preferred Stock, 485 and 630 shares issued and outstanding, respectively, redeemable value of $485,000 and $630,000, respectively	485,000	630,000
Series U Convertible Preferred Stock, 635 and 1,066.5 shares issued and outstanding, respectively, redeemable value of $635,000 and $1,066,500, respectively	635,000	1,066,500
Series V Convertible Preferred Stock, 0 and 4 shares issued and outstanding, respectively, redeemable value of $0 and $400,000, respectively	-	400,000
Series W 12% Convertible Preferred Stock, 769.5 and 744.5 shares issued and outstanding, respectively, redeemable value of $769,500 and $744,500, respectively	769,500	744,500
Series X Convertible Preferred Stock, 250 and 250 shares issued and outstanding, respectively, redeemable value of $250,000 and $250,000, respectively	250,000	250,000
Series Y Convertible Preferred Stock, 21.1 and 4.7 shares issued and outstanding, respectively, redeemable value of $2,114,200 and $470,000, respectively	2,114,200	470,000
Series Z Convertible Preferred Stock, 25 and 0 shares issued and outstanding, respectively, redeemable value of $250,000 and $0, respectively	250,000	-
	10,723,945	10,183,092

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
1,537,213 and 1,537,213 shares of Series E issued and outstanding, respectively	154	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock, 1,000 and 1,000 shares outstanding, respectively Common stock, $0.0001 par value, 16,000,000,000 shares authorized
526,305,492 and 306,883,932 equity shares issued and outstanding, respectively	52,630	30,688
Additional paid in capital - Common stock	77,455,906	75,720,147
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(101,752,190)	(98,175,924)
TOTAL SHAREHOLDERS’ DEFICIT	(24,140,482)	(22,321,917)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,516,206	$4,200,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Sales	$1,234,105	$796,178

Cost of Goods Sold	1,458,855	691,521

Gross Profit	(224,750)	104,657

Operating Expenses
Selling and marketing expenses	646,184	431,508
General and administrative expenses	880,260	818,553
Depreciation and amortization expense	10,733	11,631

Total Operating Expenses	1,537,177	1,261,692

Loss from Operations	(1,761,927)	(1,157,035)

OTHER INCOME (EXPENSE)
Other income	-	1
Gain on write of loans payable	75,000	-
Loss on conversion of preferred stock	(210,997)	(790,812)
Loss on exchange of preferred stock	-	(40,000)
Unrealized gain (loss) on investment securities	(112,778)	45,200
Loss on net change in derivative liability and conversion of debt	(1,326,713)	(15,651,708)
Interest expense	(238,852)	(263,221)

TOTAL OTHER (EXPENSE) INCOME	(1,814,340)	(16,700,540)

NET INCOME (LOSS)	$(3,576,267)	$(17,857,575)

WARRANTS DEEMED DIVIDENDS	-	(2,037,849)

NET (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$(3,576,267)	$(19,895,424)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.01)	$(0.19)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.01)	$(0.19)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	416,397,236	91,595,414

DILUTED	416,397,236	91,595,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2020	34,038,213	$3,404	$6,331,409	65,052,688	$6,505	$64,265,217	$100,000	$(132)	$(94,020,294)	$(29,645,300)
Rounding	-	-	-	-	-	-	-	-	-	-
Common stock issuance for conversion of debt and accrued interest	-	-	-	6,354,895	635	60,371	-	-	-	61,006
Common stock issued at fair value for services	-	-		4,766,280	477	338,642	-	-	-	339,119
Common stock issued for conversion of Series J Preferred stock	-	-	(32,500)	978,726	98	32,402	-	-	-	32,500
Common stock issued for conversion of Series L Preferred stock	-	-	(301,259)	9,988,447	999	300,260	-	-	-	301,259
Common stock issued for Series O Preferred stock dividends	-	-	-	236,205	24	(24)	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	(469,500)	12,844,190	1,284	468,216	-	-	-	469,500
Common stock issued for conversion of Series P Preferred stock	-	-	(126,000)	6,583,405	658	125,342	-	-	-	126,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(74,000)	2,052,526	205	73,795	-	-	-	74,000
Common stock issued for conversion of Series R Preferred stock	-	-	(98,500)	2,891,618	289	98,211	-	-	-	98,500
Common stock issued for conversion of Series S Preferred stock	-	-	(45,000)	1,149,050	115	44,885	-	-	-	45,000
Issuance of Series M Preferred stock through a private placement	-	-	29,425	-	-	-	-	-	-	-
Issuance of Series R Preferred stock through a private placement	-	-	1,080,000	-	-	-	-	-	-	-
Issuance of Series T Preferred stock in exchange for property	-	-	630,000	-	-	-	-	-	-	-
Exchange of Series G Preferred stock for Series S Preferred stock	-	-	210,000	-	-	-	-	-	-	-
Exchange of Series I Preferred stock for Series R Preferred stock	-	-	72,400	-	-	-	-	-	-	-
Exchange of Series K Preferred stock for Series R Preferred stock	-	-	483,767	-	-	-	-	-	-	-
Exchange of Series M Preferred stock for Series R Preferred stock	-	-	40,000	-	-	-	-	-	-	-
Loss on conversion of Preferred stock	-	-	-	-	-	790,812	-	-	-	790,812
Issuance of Common stock warrants deemed dividends	-	-	-	-	-	2,037,849	-	-	-	2,037,849
Net Income	-	-	-	-	-	-	-	-	(19,895,424)	(19,895,424)
Balance at March 31, 2021	34,038,213	$3,404	7,730,242	112,898,030	$11,289	$68,635,978	$100,000	$(132)	$(113,915,718)	$(45,165,179)

								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2021	33,038,213	3,304	$10,183,092	306,883,932	30,688	75,720,147	100,000	(132)	(98,175,924)	(22,321,917)
Rounding	-	-	-	-	2	(3)	-	-	1	-
Common stock issuance for conversion of debt and accrued interest	-	-	-	12,461,909	1,246	118,388	-	-	-	119,634
Common stock issued at fair value for services	-	-	-	13,314,289	1,331	337,393	-	-	-	338,724
Common stock issued for conversion of Series L Preferred stock	-		(123,580)	14,528,106	1,453	122,127	-	-	-	123,580
Common stock issued for Series O Preferred stock dividends		-	-	261,707	26	(26)	-	-	-	-
Common stock issued for conversion of Series R Preferred stock	-	-	(378,267)	26,120,791	2,612	375,655	-	-	-	378,267
Common stock issued for conversion of Series T Preferred stock	-	-	(145,000)	17,193,676	1,719	143,281	-	-	-	145,000
Common stock issued for conversion of Series U Preferred stock	-	-	(431,500)	22,794,493	2,279	429,221		-	-	431,500
Common stock issued for conversion of Series W Preferred stock	-		(10,000)	694,446	69	9,931		-	-	10,000
Common stock issued for make good shares for Series R Preferred stock		-	-	1,041,662	104	(104)				-
Common stock issued for conversion settlement		-	-	111,010,481	11,101	(11,101)				-
Issuance of Series Y Preferred stock through a private placement	-	-	1,244,200	-	-	-	-	-	-	-
Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred stock for Series Q Preferred stock	-	-	100,000	-	-	-	-	-	-	-
Exchange of Series K Preferred stock for Series W Preferred stock	-	-	35,000	-	-	-	-	-	-	-
Exchange of Series V Preferred stock for Series Y Preferred stock	-	-	-	-	-	-	-	-	-	-
Loss on conversion of Preferred stock	-	-	-	-	-	210,997	-	-	-	210,997
Net Loss	-	-	-	-	-	-	-	-	(3,576,267)	(3,576,267)
Balance at March 31, 2022 (unaudited)	33,038,213	$3,304	10,723,945	526,305,492	$52,630	$77,455,906	$100,000	$(132)	$(101,752,190)	$(24,140,482)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,576,267)	$(17,857,575)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,733	11,631
Common and preferred stock issued for services	338,724	339,120
(Gain) Loss on net change in valuation of derivative liability	1,326,713	15,651,708
Debt discount recognized as interest expense	3,743	14,729
Net unrealized (gain) loss on fair value of securities	112,778	(45,200)
Loss on exchange of preferred stock	-	40,000
(Gain) Loss on conversion of preferred stock	210,997	790,812
Gain on write off of payable	(50,000)	-
Change in Assets (Increase) Decrease in:
Contracts receivable	1,111,221	(67,028)
Contract asset	(403,035)	78,301
Inventory asset	-	(1,900)
Prepaid expenses and other assets	748	39,505
Other receivable	-	(1,315)
Change in Liabilities Increase (Decrease) in:
Accounts payable	(13,672)	5,723
Accrued expenses	47,873	17,896
Contract liabilities	607,879	(16,072)
NET CASH USED IN OPERATING ACTIVITIES	(271,565)	(999,665)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,500)	(4,500)
NET CASH USED IN INVESTING ACTIVITIES	(4,500)	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(2,272)	(2,272)
Repayment of loans, related party, net	-	(23,747)
Net payments on cumulative preferred stock dividends payable	(4,369)	17,595
Proceeds on convertible promissory notes	-	60,000
Payments on promissory notes	-	(14,800)
Net proceeds for issuance of preferred stock for cash - mezzanine classification	1,430,700	1,109,425
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,424,059	1,146,201

NET INCREASE IN CASH	1,147,994	142,036
CASH BEGINNING OF PERIOD	706,421	416,121
CASH END OF PERIOD	$1,854,415	$558,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$180,898	$2,281
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$119,634	$61,007
Common stock issued for settlements	$11,101	-
Issuance of Series T preferred stock in exchange for property	$-	$630,000
Issuance of Series O dividends	$26	$24
Preferred stock converted to common stock		$1,146,759
Conversion of debt to mezzanine preferred stock	$135,000	-
Conversion of mezzanine preferred stock to common	$1,088,347	-
Exchange from mezzanine to liability	$-	$766,167
Issuance of warrants deemed dividends	$-	$2,037,849
Fair value of derivative at issuance	$-	$54,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2022

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

The Company has implemented a new outsourced water treatment business called Water On Demand (“WOD”). The WOD model intends to offer private businesses water self-sustainability as a service. Four subsidiaries have been established to house capital dedicated to this program. During the three months ended March 31, 2022, the Water On Demand business reached its first $1 million milestone in dedicated capital. The Company is evaluating the first pilot opportunity to enable a commercial customer to treat its dirty water by the gallon as a managed service, instead of the client having to come up with significant up-front capital. The Company has announced that it plans to spin off the WOD business into its newly formed wholly owned subsidiary, Water On Demand, Inc.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the three months ended March 31, 2022, the Company obtained funds from the sales of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. For the three months ended March 31, 2022, the Company generated revenue of $1,234,105 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the three months ended March 31, 2022 and 2021, respectively, as the inclusion of any potential shares in the three months ended March 31, 2022 and 2021, would have had an anti-dilutive effect due to the Company generating a loss.

	For the Three Months Ended
	2022	2021
Income (Loss) to common shareholders (Numerator)	$(3,576,267)	$(19,895,424)

Basic weighted average number of common shares outstanding (Denominator)	416,397,236	91,595,414

Diluted weighted average number of common shares outstanding (Denominator)	416,397,236	91,595,414

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $0 as of March 31, 2022 and December 31, 2021, respectively. The net contract receivable balance was $1,039,746 and $2,150,967 at March 31, 2022 and December 31, 2021, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2022 and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	3/31/2022	12/31/21
Machinery and Equipment	$383,569	$383,569
Computer Equipment	62,854	62,854
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	603,373	603,373
Less accumulated depreciation	(400,715)	(389,982)
Net Property and Equipment	$202,658	$213,391

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

Depreciation expense during the three months ended March 31, 2022 and March 31, 2021, was $10,733 and $11,631, respectively.

Inventory

The Company expenses inventory on a first in, first out basis, and had raw materials of $2,850 and $2,850 as of March 31, 2022 and December 31, 2021, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities	$94,940	$94,940	$-	$-
Total Assets measured at fair value	$94,940	$94,940	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, March 31, 2022	$7,852,842	$-	$-	$7,852,842
Total liabilities measured at fair value	$7,852,842	$-	$-	$7,852,842

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2022	$6,526,129
Fair value at issuance	-
Loss on conversion of debt and change in derivative liability	1,326,713
Balance as of March 31, 2022	$7,852,842

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/22
Risk free interest rate	0.17% - 2.45%
Stock volatility factor	20.0% - 190.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of March 31, 2022, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of March 31, 2022, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holder’s discretion. As of March 31, 2022, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. As of December 31, 2021, there were 260 shares of Series F preferred stock issued and outstanding. As of December 31, 2021, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022. On February 14, 2022, the Company exchanged those 100 shares of the holder’s Series F preferred stock for 100 shares of Series Q preferred stock. As of March 31, 2022, the Company had 160 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and was and remains in default for an aggregate redemption price (equal to the stated value) of $160,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of March 31, 2022, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of March 31, 2022, there were 235 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem between May 2, 2021, and June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $235,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. As of March 31, 2022, there were 215 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the three months ended March 31, 2022, the Company redeemed 63.5 shares of Series K preferred stock equal to the stated value of $63,500 and exchanged an aggregate of 35 shares of Series K preferred stock for 35 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2022, there were 482 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $482,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. During the three months ended March 31, 2022, the Company issued an aggregate of 14,528,106 shares of common stock upon conversion of 124 shares of Series L preferred stock, for a loss in the amount of $210,997. As of March 31, 2022, there were 486 shares of Series L preferred stock issued and outstanding.

Series M

On July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M. Each share of Series M has a stated value of $25. The Series M is not convertible into common stock. The holders of outstanding shares of Series M are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M. The Series M does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M preferred stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M, redeem any or all of the then outstanding shares of Series M at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of March 31, 2022, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O. The Series O has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O. The Series O does not have voting rights except as required by law. The Series O is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O at any time while the Series O are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the three months ended March 31, 2022, the Company issued an aggregate of 261,707 shares of common stock in prorated 4% annualized dividends which are recorded as interest expense. As of March 31, 2022, there were 615 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P. The Series P has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P. The Series P votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of March 31, 2022, there were 57.5 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q. The Series Q has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q. The Series Q does not have voting rights except as required by law. The Series Q is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q at any time while the Series Q are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2022, the Company exchanged 100 shares of Series F preferred stock for 100 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2022, there were 615 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors are also entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the three months ended March 31, 2022, the Company issued an aggregate of 27,162,453 shares of common stock upon conversion of 378 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2022, there were 3,054 shares of Series R preferred stock along with 101,498,340 Series A warrants (with an exercise price of $0.05) and 49,177,670 Series B warrants (with an exercise price of $0.10) issued and outstanding with a fair value of $11,181,822 on the original issuance. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. As of March 31, 2022, there were 170 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company’s common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital. The Company has actively listed the residential real property for sale since July 2021. On September 13, 2021, the Company received an offer for the property for $464,000, which was $116,000 below the original independent appraisal of $580,000. Based on that indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements. During the three months ended March 31, 2022, the Company issued an aggregate of 17,193,676 shares of common stock upon conversion of 145 shares of Series T preferred stock. As of March 31, 2022, there were 485 shares of Series T preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors are also entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the three months ended March 31, 2022, the Company issued an aggregate of 22,794,493 shares of common stock upon conversion of 432 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2022, there were 635 shares of Series U preferred stock issued and outstanding, along with 18,115,000 Series A warrants (with an exercise price of $0.05), 6,246,000 Series B warrants (with an exercise price of $0.10), and 1,561,000 Series C warrants (with an exercise price of $1.00) issued and outstanding with a fair value of $828,186 on the original issuance. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series V

On December 1, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock and filed a certificate of designation for a new series of Series V preferred stock with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 3,000 shares of preferred stock as Series V. The Series V has an original issue price of $100,000 per share, and holders are entitled to an annual distribution of 25% of annual net profits of newly established Company wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series V holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series V is convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits. During the three months ended March 31, 2022, the Company exchanged 4 shares of Series V preferred stock for 4 shares of Series Y preferred stock, and exchanged an aggregate of 3,200,000 warrants associated with the Series V into Series Y. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2022, there were no shares of Series V preferred stock issued and outstanding.

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the three months ended March 31, 2022, the Company issued 35 shares of Series W preferred stock in exchange for 35 shares of Series K preferred stock and issued an aggregate of 694,446 shares of common stock upon conversion of 10 shares of Series W preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2022, there were 770 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series X is convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement. On August 10, 2021, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series X preferred stock for a purchase price of $250,000. Per the Series X COD, as of March 31, 2022, $140,000 of the $250,000 was classified as restricted cash. As of March 31, 2022, there were 25 shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. During the three months ended March 31, 2022, the Company issued 12.5 shares of Series Y preferred stock at an original issue price of $1,244,200 and issued an aggregate of 9,953,600 warrants with a fair value of $270,385 to Series Y holders, and issued 4 shares of Series Y preferred stock in exchange for 4 shares of Series V for an aggregate value of $400,000 and issued an aggregate of 3,200,000 warrants with a fair value of $97,507 to those Series Y preferred stock investors. Per the Series Y COD, $622,100 of the $1,244,200 received was classified as restricted cash. As of March 31, 2022, there were 21.1 shares of Series Y preferred stock issued and outstanding, along with 16,913,600 warrants (with an exercise price of $0.05) and 6,246,000 Series B warrants (with an exercise price of $0.10) issued and outstanding with a fair value of $1,561,500 on the original issuance. The warrants were valued using the Black Scholes model (see additional information under warrants footnote).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants with a fair value of $56,036 to Series Z holders.

As of March 31, 2022, the Company accrued aggregate dividends in the amount of $352,359 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q Series R, Series S, Series T, Series U, Series V, Series W, Series X, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

Three Months Ended March 31, 2022

The Company issued 12,461,909 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $69,900, plus interest in the amount of $49,734, for a total aggregate of $119,634 based upon a conversion price of $0.00955.

The Company issued 13,314,289 shares of common stock for services at fair value of $338,724 at share prices ranging from $0.0235 - $0.0319.

The Company issued 261,707 shares of common stock for Series O preferred stock dividends payable.

The Company issued 111,010,481 shares of common stock for settlement of conversion agreements at a fair value of $11,101.

The Company issued shares of common stock upon conversion of 82,373,174 shares of preferred stock.

Three Months Ended March 31, 2021

The Company issued 6,354,895 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $37,500, plus interest in the amount of $23,507, at a conversion price of $0.00955.

The Company issued 4,766,280 shares of common stock for services at fair value of $339,119, at share prices ranging from $0.0351 - $0.124.

The Company issued 236,205 shares of common stock for preferred stock dividends payable.

The Company issued 36,487,963 shares of common stock upon conversion of 1,251 shares of preferred stock.

4.	RESTRICTED STOCK AND WARRANTS

Restricted Stock to CEO

Between May 12, 2016, and January 1, 2022, the Company entered into Restricted Stock Grant Agreements (“the RSGAs”) with its Chief Executive Officer, Riggs Eckelberry, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGAs are performance based shares. The RSGAs provides for the issuance of up to an aggregate of 242,109,214 shares of the Company’s common stock to Mr. Eckelberry provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 121,054,607 shares of its common stock; b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s SEC Reports, the Company will issue up to an aggregate of 121,054,607 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Stock to the Board, Employees and Consultants

Between May 12, 2016, and January 1, 2022, the Company entered into Restricted Stock Grant Agreements (“the BEC RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the BEC RSGAs are performance based shares. The BEC RSGAs provide for the issuance of up to 356,141,542 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 178,070,771 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 178,070,771 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs and BEC RSGAs to include an alternative vesting schedule for the Grantees and on January 26, 2022, the Company amended the procedures for processing the RSGAs and BEC RSGAs. Once a Grantee is eligible to participate in alternate vesting, then they will be added to the list of alternate vestees, enlarging the pool of vestees among which, 10% of stock sales that are allowed under the agreement is divided for the next year. The Company then (i) calculates the value of the Company common stock traded in the year immediately prior to the vesting year, using daily adjusted close and volume, as quoted on the public securities trading market on which the Company’s common stock is then traded (ii) determines the cost basis of the shares, which shall be the closing price quoted on the public securities trading market, quoted on the first trading day of the vesting year which will be the grantee’s cost basis, and (iii) applies the 10% calculation and divides it into the number of qualifying alternate vestees, giving the gross number of shares available to each Grantee. For each alternate vestee for each year in which there occurs a vesting or a potential vesting, the Company (i) does a 90-day lookback from the first day of the latest vesting month, to limit cumulative vesting of shares for each alternate vestee for the 90-day period to 1% of total Company shares of common stock outstanding for the period, using the then current figure for shares outstanding at the time of the lookback; (ii) places the excess shares (the “Overlimit Shares”) in suspense for issuance in the next 90-day period so that in each future 90-day period they may be issued, and (iii) if on the 90-day lookback, cumulative issuances are less than 1% of shares outstanding, the Company will add the shares from previous 90-day lookback, if any. For the avoidance of doubt, the Company will not record any Overlimit Shares as vested until such as time as they have been finally issued. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGA or BEC RSGA, then the number of vested shares issuable (assuming all conditions are satisfied) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement.

During the three months ended March 31, 2022, the Company did not issue any shares relating to the RSGAs nor the BEC RSGAs.

Warrants

During the three months ended March 31, 2022, the Company granted 15,653,600 common stock purchase warrants, associated with the issuance of preferred stock. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2022:

	3/31/2022
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	217,085,783	$0.0868
Granted	15,653,600	$0.1210
Exercised	-	-
Expired	(50,076,010)	$0.0736
Outstanding - end of period	182,663,373	$0.0893

At March 31, 2022, the weighted average remaining contractual life of warrants outstanding:

	2022
			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	4.42
$0.05	90,175,000	90,175,000	0.01 - 0.92
$0.10	58,440,000	58,440,000	0.01 - 1.65
$0.25	10,006,000	10,006,000	1.25 – 4.75
$0.0275	8,727,273	8,727,273	9.16
$0.125	13,153,600	13,153,600	4.77 - 4.99
$1.00	1,561,500	1,561,500	2.25 - 2.72
	182,663,373	182,663,373

At March 31, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,012,155
Less current portion	1,596,008
Total long-term liabilities	$1,416,147

Maturities of long-term debt for the next two years are as follows:

Year Ending March 31,	Amount
2023	1,596,008
2024	1,312,275
2025	103,772
$3,012,155

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the three months ended March 31, 2022, the Company issued 12,461,909 shares of common stock, upon conversion of $69,900 in principal, plus accrued interest of $49,734. As of March 31, 2022, the 2014-2015 Notes had an aggregate remaining balance of $860,100, which are long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the notes. As of March 31, 2022, the remaining balance was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015Notes”), on various dates ending on August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2022 through August 2022. The 2015 Notes bear interest at 10% per year. The 2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of March 31, 2022, the 2015 Notes had an aggregate remaining balance of $1,200,000, of which $780,000 is short term and $420,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2022, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of March 31, 2022, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of March 31, 2022, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note matures on November 19, 2021, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of March 31, 2022, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note matures on January 25, 2022, twelve months from the effective date of the Note. The Note may be extended sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the three months ended March 31, 2022. As of March 31, 2022, the balance of the Jan 21 Note was $60,000, which is long term.

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

The derivative liability recognized in the financial statements as of March 31, 2022 was $7,852,842.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Equipment Contracts	$812,245	$502,441
Component Sales	354,731	265,135
Waste Water Treatment Systems	49,460	-
Rental Income	6,573	8,114
Services Sales	11,096	20,488
	$1,234,105	$796,178

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ended March 31, 2022 and the year ended December 31, 2021, was $781,967 and $378,932, respectively. The contract liability for the three months ended March 31, 2022, and the year ended December 31, 2021, was $2,494,825 and $1,886,946, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of March 31, 2022, the investment in securities was recorded at fair value in the amount of $94,940, with an unrealized loss of $103,978.

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of March 31, 2022, the fair value of the preferred shares was $8,800.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. During the year ended December 31, 2021, the Company settled the majority of the loans in the amount of $262,250, of which $157,250 was recognized on the statement of operations as a gain on write-off of loan payable. The term of the loans ranged from two months to six months. During the period ended March 31, 2022, the Company received $25,000 as a settlement and wrote off $50,000 of secured loans payable. The net balance as of March 31, 2022 was $30,646.

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

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00. As of March 31, 2022, there remain a current balance of $5,713.

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

The Company acquired real estate assets to be held for sale to finance their water projects, by issuing 630 shares of Series T preferred stock for a fair value of $630,000, in conjunction with common stock purchase warrants, through an asset purchase agreement. The assets held for sale consisted of residential property, plus eight (8) lots of undeveloped land. The real property has been listed actively on the market to be sold. Based on the offers received and the market conditions, the Company adjusted the fair value by $116,000 leaving a fair value of $514,000.

12.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $7,900.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the three months ended March 31, 2022.

Litigation

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

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 6, 2022, OriginClear agreed in principle to an arrangement with Houston-based, international water service company Envirogen Technologies (www.envirogen.com), a 30-year international provider of environmental technology and process solutions, to deliver and maintain OriginClear’s Water On Demand fully-outsourced industrial and agriculture systems.

Between April 6, 2022 and May 10, 2022, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 6.25 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $625,000. The Company also issued an aggregate of 5,000,000 warrants to these investors.

On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its Water On Demand business into a newly formed wholly-owned subsidiary, Water On Demand Inc., which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business. The Board also approved the issuance of rights to receive shares in Water On Demand Inc. as a bonus to the purchasers of its Series Y Preferred Shares, which are currently being offering pursuant to a private placement.

On April 18, 2022, holders of the Company’s Series K preferred stock exchanged an aggregate of 50 shares of Series K preferred stock for 50 shares of the Company’s Series W preferred stock.

Between April 18, 2022 and May 2, 2022, the Company issued to consultants an aggregate of 4,565,014 shares of the Company’s common stock for services.

On April 18, 2022, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 18,731,644 shares of the Company’s common stock in settlement of certain claims with such persons.

Between April 19, 2022 and May 11, 2022, holders of the Company’s Series W preferred stock converted an aggregate of 35 Series W shares into an aggregate of 3,117,364 shares of the Company’s common stock.

On April 19, 2022, a prior holder of the Company’s Series P preferred stock was issued an aggregate of 518,232 shares of the Company’s common stock as a make-good for a prior Series P conversion.

On April 25, 2022, holders of the Company’s Series T preferred stock converted an aggregate of 60 Series T shares into an aggregate of 9,230,770 shares of the Company’s common stock.

On April 25, 2022, holders of the Company’s Series Y preferred stock converted an aggregate of 50 Series Y shares into an aggregate of 4,230,769 shares of the Company’s common stock.

On April 26, 2022, holders of the Company’s Series L preferred stock converted an aggregate of 10 Series L shares into an aggregate of 1,445,086 shares, including make-good shares, of the Company’s common stock.

On April 26, 2022, holders of the Company’s Series R preferred stock converted an aggregate of 20 Series R shares into an aggregate of 2,504,816 shares, including make-good shares, of the Company’s common stock.

On May 10, 2022, holders of the Company’s Series I preferred stock exchanged an aggregate of 10 shares of Series I preferred stock for 10 shares of the Company’s Series W preferred stock.

On May 11, 2022, holders of the Company’s Series J preferred stock converted an aggregate of 5 Series J shares into an aggregate of 512,737 shares, including make-good shares, of the Company’s common stock.

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

Overview of Business

OriginClear is a company that today, develops unique water assets for eventual launch as their own companies. This new role was indicated water technology company which has developed in-depth capabilities over the eight years since It began to operate in the water industry. Those capabilities have now been organized under the umbrella of OriginClear Tech Group™ (www.originclear.tech). OriginClear, under the brand of OriginClear Tech Group (“OTG”), designs, engineers, manufactures, and distributes water treatment solutions for commercial, industrial, and municipal end markets.

OriginClear’s assets, subsidiaries and product offerings consist of:

●	The Intellectual Property of Daniel M. Early (the “Early IP”), consisting of five patents and related knowhow and trade secrets, which are intended to take the place of the applications for the company’s original technology developments.

●	The brand, Modular Water Systems (MWS), featuring products differentiated by the Early IP and complemented with additional knowhow and trade secrets. MWS is in commercial operation and operates as a division of Progressive Water Treatment (PWT). The Company is currently developing MWS as a discrete line of business for an eventual spinoff. In addition, the Company is evaluating the EveraMOD Pump Station product line as a potential standalone business.

●	Progressive Water Treatment Inc. (“PWT”) a wholly-owned subsidiary based in Dallas, Texas which is responsible for the bulk of the company’s revenue, specializing in engineered water treatment solutions and custom treatment systems. We believe that PWT has knowhow with Intellectual property (IP) potential.

●	OriginClear has incubated a new outsourced water treatment business called Water On Demand (“WOD”).

o	The WOD model intends to offer private businesses water self-sustainability as a service.

o	Four subsidiaries have been established to house capital dedicated to this program.

o	On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its Water On Demand business into a newly formed wholly-owned subsidiary, Water On Demand Inc., which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business.

(https://www.sec.gov/ix?doc=/Archives/edgar/data/1419793/000121390022019889/ea158479-8k_origin.htm)

OriginClear Tech Group

The Company develops and incubates businesses under the name OriginClear Tech Group (“OTG”). The mission of OTG in general, is to create and valuable properties through an incubation process that results in the launching of valuable spinoffs that add value to the world’s water industry.

The first such spinoff was on April 13, 2022, when the Company’s Board of Directors approved the plan to spin off its Water On Demand business into a newly formed wholly-owned subsidiary, Water On Demand Inc., which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business.

Further businesses can be expected to be spun off, as the Company announced on April 26, 2022:

“The launch of Water on Demand is the first of several anticipated business property spinoffs…Other Company business properties include Modular Water Systems, which owns a master license to five key international patents for prefabricated, highly-durable modular water treatment and pumping products. Being a proprietary technology, MWS frequently qualifies as “Basis of Design” for projects, which means that competitors cannot easily undercut MWS.”

(https://www.originclear.com/company-news/originclear-to-launch-water-on-demand-fintech-startup)

OTG ongoing operations include:

1.	Building a line of customer-facing water brands to expand global market presence and technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, Inc., and the Modular Water Systems brand.
2.	Managing relationships with partners worldwide who are licensees and business partners.
3.	Actively working on the ability to deliver Operation & Maintenance (“O&M”) capability at scale, to support Water On Demand outsourced treatment and purification programs.
4.	Support the development of the $H2O blockchain system, a potential future project.
5.	Prepare properties for eventual spinoff.

Water is our most valuable resource, and the mission of OTG is to improve the quality of water and help return it to its original and clear condition.

Milestones

Daniel M. Early/Modular Water Systems™

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company began incubating its Modular Water Treatment Division (MWS) around Mr. Early’s technology and perspective customers. The Company has funded the development of this division with internal cash flow. In Q1 of 2020, the Company fully integrated MWS with wholly-owned Progressive Water Treatment Inc. The Company is currently developing MWS as a discrete line of business for an eventual spinoff. Mr. Early currently serves as Chief Engineer for OriginClear.

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

In the first quarter ending March 31, 2022, PWT received $1,657,055 in firm orders. This contrasts with $1,065,491 received in firm orders in the first quarter ending March 31, 2021. Orders are only a potential indication of future sales and revenue.

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

With PWT and other companies as fabricators and assemblers, MWS designs, manufactures and delivers prefabricated water transport (pump and lift stations) under the EveraMOD™ brand; and wastewater treatment plant (“WWTP”) products under the EveraSKID™ and EveraTREAT™ brands to customers and end-users which are required to clean their own wastewater, such as schools, small communities, institutional facilities, real estate developments, factories, and industrial parks.

On September 28, 2021, the Company announced that MWS deployed its first Pondster™ brand modular lagoon treatment system at a Mobile Home Park (MHP) or trailer park, in Troy, Alabama. At the heart of the system is an innovative biofilm treatment process which holds promise as a technology offering of the Company.

In 2021, MWS received $1,774,880 in firm orders. This contrasts with $735,150 received in firm orders by MWS for the entirety of 2020.

In the first quarter ending March 31, 2022, MWS received $787,000 in firm orders. This contrasts with $161,950 received in firm orders in the first quarter ending March 31, 2021. Orders are only a potential indication of future sales and revenue.

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

The Company intends to pilot a first DBOO contract and thereafter, work with regional water service companies to build and operate the water treatment systems it finances. Additional financing hubs could be set up in world financial centers.

Delegating the building and operating of WOD-financed systems to regional water companies under performance contract, with the aim of developing a network of such partners, is expected to enable rapid scale-up of the WOD program, and the partner network would create a high barrier to entry for competitors.

On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its Water On Demand business into a newly formed wholly-owned subsidiary, Water On Demand Inc., which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business, including all four WOD subsidiaries.

(https://www.sec.gov/ix?doc=/Archives/edgar/data/1419793/000121390022019889/ea158479-8k_origin.htm)

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

The Decentralization Megatrend

Figure 1

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

The Company requires funding in order to execute on its Water on Demand initiative. As of the period ended March 31, 2022, the Company received aggregate funding in the amount of $1,057,100 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program.

The Company is now actively evaluating potential clients for a test of water treatment and purification services on a pay-per-gallon basis, but a first agreement has not been reached.

On April 5, 2022, the Company agreed in principle to an arrangement with Houston-based, international water service company Envirogen Technologies for certain operations and maintenance (O&M) functions, the first of a potential series of such partnerships, intended to enable Water On Demand to focus on finance and asset management while the water industry benefits from a steady stream of pre-capitalized projects.

(https://www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand)

On April 13, 2022, the Company announced the formation of Water On Demand, Inc. (“WODI”) as a wholly owned subsidiary and its plans to transfer each of the WOD subsidiaries and all assets, intellectual property and operations related to the Water On Demand business to WODI.

Advisory Support for OriginClear

In September 2020, OriginClear announced that Philanthroinvestors had entered a strategic agreement with the Company and had listed the Company on its new Water Philanthroinvestors program. At the same time, the Company appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors.

$H2O™

On May 10, 2021, OriginClear filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation, or Water On Demand. The Company recently filed a PCT application pertaining to the invention.

On May 16, 2021, the Company applied for a registered trademark for the mark $H2O (also referred to as H2O) as the blockchain system representing this activity. The current filing basis is “Intent-to-use basis” (under Trademark Act Section 1(b)).

On June 10, 2021, the Company named Ricardo Fabiani Garcia, key OriginClear investor and a veteran technologist, to the Company’s Board of Advisors. Mr. Garcia is advising the management team as it sets up the roadmap and chooses the resources for the $H2O project.

The basic intended use of the blockchain system is to streamline payments and eliminate human error. In this respect we believe it is very similar to J.P. Morgan’s JPM Coin:

Our patent application is the first step in our development process for this blockchain system, which we expect to last at least several months. We are not currently a blockchain or crypto currency developer and would need to develop or contract for this capability. There is no guarantee that this effort would succeed. There is no active development effort for $H2O. Depending on the final form that $H2O takes, we may encounter regulatory concerns that we cannot guarantee we will overcome. In that event, we would fall back on ordinary financial payment systems. Neither our Water on Demand or other current business models rely on any blockchain system for operation, and we can accomplish our operational goals using ordinary financial and currency channels.

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

We filed, on an intent-to-use basis, US Trademark applications on July 21, 2021, for the Mark, CLEARAQUA. We also engaged San Diego-based Baja Technologies Inc. (“Baja”) who wrote a preliminary white paper, but no other action has been taken and ClearAqua is not in active development at this time.

Potential Acquisitions and Incubations

OTG seeks to incubate or acquire businesses that help industrial water users achieve water self-sustainability. We believe that assembling a group of such water treatment and water management businesses is potentially an opportunity for spinoffs and increased Company value for the stockholders.

We are particularly interested in companies which successfully execute on Design-Build-Own-Operate or DBOO. These companies are growing fast, because tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small–privately owned and locally operated. Creating a network of such providers could lead to enormous economies of scale through sharing of best practices, technologies, and customers and could represent a major barrier to entry for Water On Demand’s competitors.

The Company cautions that suitable acquisition candidates may not be identified and even if identified, the Company may not have adequate capital to complete the acquisition and/or definitive agreement may not be reached. Internally-incubated businesses, similarly, may not become commercial successes.

Patents and Intellectual Property

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

Expansion of the PWT and MWS Business-Lines

Beginning with its first installation, PWT built MWS components. PWT and MWS are now fully integrated as a single profit and manufacturing center. The Company is currently developing MWS as a discrete line of business for an eventual spinoff. In addition, the Company is evaluating the EveraMOD Pump Station product line as a potential standalone business.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2022, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenue and Cost of Sales

For the three months ended March 31, 2022, we had revenue of $1,234,105 compared to $796,178 for the three months ended March 31, 2021. Cost of sales for the three months ended March 31, 2022 was $1,458,855 compared to $691,521 for the three months ended March 31, 2021. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $(224,750) and $104,657 for the three months ended March 31, 2022 and 2021, respectively.

Selling and Marketing Expenses

For the three months ended March 31, 2022, we had selling and marketing expenses of $646,184, compared to $431,508 for the three months ended March 31, 2021.  The increase in selling and marketing expenses was primarily due to an increase in marketing and investor relations expense.

General and Administrative Expenses

For the three months ended March 31, 2022, we had general and administrative expenses of $880,260 compared to $818,553 for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees and outside services.

Other Income and (Expenses)

Other income and (expenses) decreased by $14,886,200 to $(1,814,340) for the three months ended March 31, 2022, compared to $(16,700,540) for the three months ended March 31, 2021. The decrease was due primarily to a decrease in non-cash accounts associated with the change in fair value of the derivatives in the amount of $14,324,996, decrease in interest expense of $24,368, which includes amortization of debt discount of $3,743, decrease in loss on conversion of preferred stock of $579,815, an increase in gain on write-off of loan payable of $75,000, a decrease in loss on conversion of preferred stock in the amount of $40,000 offset by an increase in unrealized loss on investment securities in the amount of $157,978, and decrease in other income of $1.

Net Income/(Loss)

Our net loss decreased by $14,281,308 to $(3,576,267) for the three months ended March 31, 2022, compared to net loss of $(17,857,575) for the three months ended March 31, 2021. The majority of the decrease in net income was due primarily to a decrease in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the three months ending March 31, 2022. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At March 31, 2022 and December 31, 2021, we had cash of $1,854,415 and $706,421, respectively, and a working capital deficit of $12,730,315 and $12,826,008, respectively.  The decrease in working capital deficit was due primarily to a decrease in non-cash derivative liabilities, cash, and contract assets with a decrease in contract receivables, loan payable, prepaid expenses, accrued expenses, and contracts liabilities.

During the period ended March 31, 2022, we raised an aggregate of $1,494,200 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $271,565 for the three months ended March 31, 2022, compared to $999,665 for the prior period ended March 31, 2021. The decrease in cash used in operating activities was primarily due to a decrease in the net change in fair value of derivative liabilities, with an increase in contract liabilities and contracts receivables.

Net cash flows used in investing activities for the three months ended March 31, 2022 and 2021, were unchanged at $4,500 and $4,500, respectively.

Net cash flows provided by financing activities was $1,424,059 for the three months ended March 31, 2022, as compared to $1,146,201 for the three months ended March 31, 2021. The increase in cash provided by financing activities was due primarily to an increase in proceeds for issuance of preferred stock. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of the filing of this report, the Company has 160 shares of Series F preferred stock outstanding which the Company failed to redeem on September 1, 2020, for an aggregate redemption price (equal to the stated value) of $160,000.

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

As of the date of the filing of this report, the Company has 482 shares of Series K preferred stock outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, for an aggregate redemption price (equal to the stated value) of $482,150.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2022	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)