Form 10-Q
period 2022-06-30
ORIGINCLEAR, INC.
filed 2022-08-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2022

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

As of August 15, 2022 there were 813,095,477 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$634,677	$272,470
Restricted cash	1,066,391	433,951
Contracts receivable	1,389,291	2,150,967
Fair value investment in securities	67,813	198,918
Contract assets	1,103,907	378,932
Inventory assets	18,025	2,850
Prepaid expenses	11,615	13,111

TOTAL CURRENT ASSETS	4,291,719	3,451,199

NET PROPERTY AND EQUIPMENT	192,149	213,391

OTHER ASSETS
Long term assets held for sale	514,000	514,000
Fair value investment-securities	6,000	17,600
Trademark	4,467	4,467

TOTAL OTHER ASSETS	524,467	536,067

TOTAL ASSETS	$5,008,335	$4,200,657

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$2,162,601	$1,452,229
Accrued expenses	1,566,491	1,533,404
Cumulative preferred stock dividends payable	371,863	356,728
Contract liabilities	1,597,997	1,886,946
Capital lease, current portion	3,441	7,985
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	30,646	80,646
Loans payable, SBA	150,000	150,000
Derivative liabilities	8,095,027	6,526,129
Series F 8% Preferred Stock, 60 and 160 shares issued and outstanding, redeemable value of $60,000 and $175,000 respectively	60,000	160,000
Series F 8% Preferred Stock, 0 and 100 shares issued and outstanding, respectively redeemable value of $0 and $100,000 respectively	-	100,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 797 shares issued and outstanding, respectively, redeemable value of $25,000 and $235,000, respectively	25,000	235,000
Series K 8% Preferred Stock, 432.15 and 580.65 shares issued and outstanding, respectively, redeemable value of $432,150 and $580,650, respectively	432,150	580,650
Convertible promissory notes, net of discount of $0 and $3,743, respectively	878,283	3,016,037

Total Current Liabilities	15,564,952	16,277,207

Long Term Liabilities
Capital lease, long term portion	-	-
Convertible promissory notes, net of discount of $0 and $0, respectively	2,133,872	62,275

Total Long Term Liabilities	2,133,872	62,275

Total Liabilities	17,698,824	16,339,482

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

Series J Convertible Preferred Stock, 210 and 215 shares of issued and outstanding, respectively, redeemable value of $210,000 and $215,000, respectively	210,000	215,000
Series L Convertible Preferred Stock, 475.75 and 609.825 shares of issued and outstanding, respectively redeemable value of 475.750 and 609.825, respectively	475,750	609,825
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 615 and 615 shares issued and outstanding, respectively, redeemable value of $615,000 and $615,000, respectively	615,000	615,000
Series P Convertible Preferred Stock, 57.5 and 57.5 shares issued and outstanding, respectively redeemable value of $57,500 and $57,500, respectively	57,500	57,500
Series Q 12% Convertible Preferred Stock, 715 and 515 shares issued and outstanding, respectively, redeemable value of $715,000 and $515,000, respectively	715,000	515,000
Series R 10% Convertible Preferred Stock, 3,034 and 3,432.27 shares issued and outstanding, respectively, redeemable value of $3,034,000 and $3,432,267, respectively	3,034,000	3,432,267
Series S 12% Convertible Preferred Stock, 170 and 170 shares issued and outstanding, respectively, redeemable value of $170,000 and $170,000, respectively	170,000	170,000
Series T 10% Convertible Preferred Stock, 286 and 630, respectively, redeemable value of $286,000 and $630,000, respectively	286,000	630,000
Series U Convertible Preferred Stock, 635 and 1,066.5, respectively, redeemable value of $635,000 and $1,066,500, respectively	635,000	1,066,500
Series V Convertible Preferred Stock, 0 and 4, respectively, redeemable value of $0 and $400,000, respectively	-	400,000
Series W 12% Convertible Preferred Stock, 994.5 and 744.5, respectively, redeemable value of $994,500 and $744,500, respectively	994,500	744,500
Series X Convertible Preferred Stock, 250 and 250, respectively, redeemable value of $250,000 and $250,000, respectively	250,000	250,000
Series Y Convertible Preferred Stock, 41.837 and 4.7, respectively, redeemable value of $4,183,700 and $470,000, respectively	3,477,200	470,000
Series Z Convertible Preferred Stock, 25 and 0, respectively, redeemable value of $250,000 and $0, respectively	250,000	-
	12,177,450	10,183,092

SHAREHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 32,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
1,537,213 shares of Series E issued and outstanding, respectively	154	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-

Common stock, $0.0001 par value, 16,000,000,000 shares authorized 607,030,697 and 306,883,932 equity shares issued and outstanding, respectively	60,703	30,688
Additional paid in capital - Common stock	77,986,132	75,720,147
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(103,017,946)	(98,175,924)

TOTAL SHAREHOLDERS’ DEFICIT	(24,867,939)	(22,321,917)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,008,335	$4,200,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Sales	$3,167,967	$931,422	$4,402,072	$1,727,600

Cost of Goods Sold	2,482,493	754,922	3,941,348	1,446,946

Gross Profit	685,474	176,500	460,724	280,654

Operating Expenses
Selling and marketing expenses	466,566	1,133,056	1,112,750	1,564,564
General and administrative expenses	934,899	961,623	1,815,159	1,779,673
Depreciation and amortization expense	10,509	11,500	21,242	23,131

Total Operating Expenses	1,411,974	2,106,179	2,949,151	3,367,368

Loss from Operations	(726,500)	(1,929,679)	(2,488,427)	(3,086,714)

OTHER INCOME (EXPENSE)
Other income	-	3,500	-	3,501
Gain on write of loans payable	-	6,250	75,000	6,250
Gain (loss) on conversion of preferred stock	(34,988)	(328,472)	(245,985)	(1,119,284)
Loss on exchange of preferred stock	-	-	-	(40,000)
Unrealized gain (loss) on investment securities	(29,927)	(4,800)	(142,705)	40,400
Gain (loss) on net change in derivative liability and conversion of debt	(242,185)	(8,293,128)	(1,568,898)	(23,944,836)
Interest expense	(232,156)	(357,174)	(471,008)	(620,395)

TOTAL OTHER (EXPENSE) INCOME	(539,256)	(8,973,824)	(2,353,596)	(25,674,364)

NET INCOME (LOSS)	$(1,265,756)	$(10,903,503)	$(4,842,023)	$(28,761,078)

WARRANTS DEEMED DIVIDENDS	-	-	-	(2,037,849)

NET (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$(1,265,756)	$(10,903,503)	$(4,842,023)	$(30,798,927)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.00)	$(0.07)	$(0.01)	$(0.25)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.00)	$(0.07)	$(0.01)	$(0.25)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC	573,084,370	152,856,918	495,173,641	122,395,397

DILUTED	573,084,370	152,856,918	495,173,641	122,395,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	SIX MONTHS ENDED JUNE 30, 2021
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2020	34,038,213	$3,404	$6,331,409	65,052,688	$6,505	$64,265,217	$100,000	$(132)	$(94,020,294)	$(29,645,300)
Rounding	-	-	-	-	-	-	-	-	-	-
Common stock issuance for conversion of debt and accrued interest	-	-	-	13,927,622	1,393	132,312	-	-	-	133,705
Common stock issued at fair value for services	-	-		17,045,363	1,705	1,435,664	-	-	-	1,437,369
Common stock issued for conversion of Series D1 Preferred stock	(1,000,000)	(100)	-	68,571	7	5,547	-	-	-	5,554
Common stock issued for conversion of Series J Preferred stock	-	-	(47,500)	1,203,924	120	47,380	-	-	-	47,500
Common stock issued for conversion of Series L Preferred stock	-	-	(472,759)	15,265,754	1,527	471,232	-	-	-	472,759
Common stock issued for Series O Preferred stock dividends	-	-	-	334,857	33	(33)	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	(1,040,000)	26,641,378	2,664	1,037,336	-	-	-	1,040,000
Common stock issued for conversion of Series P Preferred stock	-	-	(275,250)	8,639,826	864	274,386	-	-	-	275,250
Common stock issued for conversion of Series Q Preferred stock	-	-	(210,000)	5,180,156	518	209,482	-	-	-	210,000
Common stock issued for conversion of Series R Preferred stock	-	-	(879,900)	24,738,648	2,474	877,426	-	-	-	879,900
Common stock issued for conversion of Series S Preferred stock	-	-	(85,000)	2,039,206	204	84,796	-	-	-	85,000
Issuance of Series M Preferred stock through a private placement	-	-	29,425	-	-	-	-	-	-	-
Issuance of Series R Preferred stock through a private placement	-	-	2,480,750	-	-	-	-	-	-	-
Issuance of Series T Preferred stock in exchange for property	-	-	630,000	-	-	-	-	-	-	-
Issuance of Series U Preferred stock in exchange for property	-	-	50,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	15,000	-	-	-	-	-	-	-
Exchange of Series G Preferred Stock for Series R Preferred stock	-	-	15,000	-	-	-	-	-	-	-
Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	365,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	317,400	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	150,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series R Preferred stock			1,821,767
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	120,000	-	-	-	-	-	-	-
Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	40,000	-	-	-	-	-	-	-
Loss on conversion of Preferred Stock	-	-	-	-	-	1,119,284	-	-	-	1,119,284
Issuance of common stock warrants deemed dividends	-	-	-	-	-	2,037,849	-	-	(2,037,849)	-
Adjustment to Series L Preferred stock	-	-	500	-	-	(500)	-	-	-	(500)
Net Loss	-	-	-	-	-	-	-	-	(28,761,078)	(28,761,078)
Balance at June 30, 2021 (unaudited)	33,038,213	$3,304	9,355,842	180,137,993	$18,014	$71,997,378	$100,000	$(132)	$(124,819,221)	$(52,700,557)

	SIX MONTHS ENDED JUNE 30, 2022
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total

Balance at December 31, 2021	33,038,213	3,304	$10,183,092	306,883,932	30,688	75,720,147	100,000	(132)	(98,175,924)	(22,321,917)
Rounding	-	-	5	-	2	(3)	-	-	1	-
Common stock issuance for conversion of debt and accrued interest	-	-	-	12,461,909	1,246	118,388	-	-	-	119,634
Common stock issued at fair value for services	-	-	-	24,845,550	2,485	520,050	-	-	-	522,535
Common stock issued for conversion of Series J Preferred stock	-	-	(5,000)	512,737	51	4,949	-	-	-	5,000
Common stock issued for conversion of Series L Preferred stock	-	-	(134,080)	15,973,192	1,598	132,482	-	-	-	134,080
Common stock issued for Series O Preferred stock dividends		-	-	720,665	72	(72)	-	-	-	-
Common stock issued for conversion of Series R Preferred stock	-	-	(398,267)	28,625,607	2,862	395,405	-	-	-	398,267
Common stock issued for conversion of Series T Preferred stock	-	-	(344,000)	53,327,672	5,332	338,668	-	-	-	344,000
Common stock issued for conversion of Series U Preferred stock	-	-	(431,500)	22,794,493	2,279	429,221		-	-	431,500
Common stock issued for conversion of Series W Preferred stock	-	-	(45,000)	3,811,810	381	44,619		-	-	45,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(50,000)	4,230,769	423	49,577			-	50,000
Common stock issued for make good shares for Series P Preferred Stock	-	-	-	518,232	52	(52)				-
Common stock issued for make good shares for Series R Preferred Stock	-	-	-	1,041,662	104	(104)				-
Common stock issued for conversion settlement	-	-	-	131,282,467	13,128	(13,128)				-
Issuance of Series Y Preferred stock through a private placement	-	-	2,657,200	-	-	-	-	-	-	-
Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	200,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	210,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	85,000	-	-	-	-	-	-	-
Exchange of Series V Preferred Stock for Series Y Preferred stock	-	-	-	-	-	-	-	-	-	-
Loss on conversion of Preferred Stock	-	-	-	-	-	245,985	-	-	-	245,985
Net Loss	-	-	-	-	-	-	-	-	(4,842,023)	(4,842,023)
Balance at June 30, 2022 (unaudited)	33,038,213	$3,304	$12,177,450	607,030,697	$60,703	$77,986,132	$100,000	$(132)	$(103,017,946)	$(24,867,939)

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(4,842,023)	$(28,761,078)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,242	23,131
Common and preferred stock issued for services	522,535	1,437,369
(Gain) Loss on net change in valuation of derivative liability	1,568,898	23,944,836
Debt discount recognized as interest expense	3,743	33,406
Net unrealized (gain)loss on fair value of securities	142,705	(40,400)
Loss on exchange of preferred stock	-	40,000
(Gain) Loss on conversion of preferred stock	245,985	1,119,284
Gain on write off of payable	(50,000)	-
Change in Assets (Increase) Decrease in:
Contracts receivable	761,676	13,880
Contract asset	(724,975)	(63,500)
Inventory asset	(15,175)	(2,850)
Prepaid expenses and other assets	1,496	44,769
Other receivable	-	1,200
Change in Liabilities Increase (Decrease) in:
Accounts payable	744,372	(258,796)
Accrued expenses	57,824	48,802
Contract liabilities	(288,949)	(39,435)

NET CASH USED IN OPERATING ACTIVITIES	(1,850,644)	(2,459,382)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,000)	(9,000)

NET CASH USED IN INVESTING ACTIVITIES	(9,000)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(4,544)	(4,544)
Repayment of loans, net	-	53,750
Repayment of loans, related party, net	-	(94,883)
Net payments on cumulative preferred stock dividends payable	15,135	91,800
Proceeds on convertible promissory notes	-	(15,228)
Payments on promissory notes	-	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	2,843,700	2,560,175

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,854,291	2,591,070

NET INCREASE IN CASH	994,647	122,688

CASH BEGINNING OF PERIOD	706,421	416,121

CASH END OF PERIOD	$1,701,068	$538,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$828,638	$3,741
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$119,634	$133,705
Issuance of Series T preferred shares in exchange for property	$-	$630,000
Issuance of Series O dividends	$72	$33
Preferred stock converted to common stock - mezzanine	$1,407,842	$3,010,409
Preferred stock converted to common stock - equity	$-	$5,455
Exchange from mezzanine to liability	$495,000	$2,804,167
Issuance of warrants deemed dividends	$-	$2,037,849
Fair value of derivative at issuance	$-	$54,652
Common stock issued as settlement	$13,128	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2022

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

The Company has implemented a new outsourced water treatment business called Water On Demand (“WOD”), which it will conduct through its wholly owned subsidiary, Water on Demand, Inc. (“WODI”). The WOD model intends to offer private businesses water self-sustainability as a service. In addition to WODI, four subsidiaries have been established to house capital dedicated to this program. During the six months ended June 30, 2022, the Water On Demand business reached its first $1 million milestone in dedicated capital. The Company is evaluating the first pilot opportunity to enable a commercial customer to treat its dirty water by the gallon as a managed service, instead of the client having to come up with significant up-front capital. The Company has announced that it plans to spin off the WOD business into its newly formed wholly owned subsidiary, Water On Demand, Inc.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the six months ended June 30, 2022, the Company obtained funds from the sales of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. For the six months ended June 30, 2022, the Company generated revenue of $4,402,072 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the six months ended June 30, 2022 and 2021, as the inclusion of any potential shares in the six months ended June 30, 2022 and 2021, would have an anti-dilutive effect due to the Company generating a loss.

	For the Six Months Ended
	2022	2021
Income (Loss) to common shareholders (Numerator)	$(4,842,023)	$(30,798,927)

Basic weighted average number of common shares outstanding (Denominator)	495,173,641	122,395,397

Diluted weighted average number of common shares outstanding (Denominator)	495,173,641	122,395,397

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $0 as of June 30, 2022 and December 31, 2021, respectively. The net contract receivable balance was $1,389,291 and $2,150,967 at June 30, 2022 and December 31, 2021, respectively.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $11,615 and $13,111 at June 30, 2022 and December 31, 2021, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2022 and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	6/30/2022	12/31/21
Machinery and Equipment	$383,569	$383,569
Computer Equipment	62,854	62,854
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	603,373	603,373
Less accumulated depreciation	(411,224)	(389,982)
Net Property and Equipment	$192,149	$213,391

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

Depreciation expense during the six months ended June 30, 2022 and 2021, was $21,242 and $23,131, respectively.

Inventory

The Company expenses inventory on a first in, first out basis, and had raw materials of $18,025 and $2,850 as of June 30, 2022 and December 31, 2021, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities	$67,813	$67,813	$-	$-
Total Assets measured at fair value	$67,813	$67,813	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilities	$8,095,027	$-	$-	$8,095,027
Total liabilities measured at fair value	$8,095,027	$-	$-	$8,095,027

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2022	$6,526,129
Fair value at issuance	-
Loss on conversion of debt and change in derivative liability	1,568,898
Balance as of June 30, 2022	$8,095,027

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

June 30, 2022
Risk free interest rate	0.17% - 3.01%
Stock volatility factor	20.0% - 179.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of June 30, 2022, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of June 30, 2022, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holder’s discretion. As of June 30, 2022, there were 1,537,213 shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. As of December 31, 2021, there were 260 shares of Series F preferred stock issued and outstanding. As of December 31, 2021, a holder of 100 of such outstanding shares of Series F preferred stock, agreed that the Company would have no obligation to redeem such holder’s shares of Series F preferred stock prior to September 1, 2022. On February 14, 2022, the Company exchanged those 100 shares of the holder’s Series F preferred stock for 100 shares of Series Q preferred stock. During the six months ended June 30, 2022, the Company exchanged an additional 100 shares of Series F preferred stock for 100 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and was and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of June 30, 2022, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2022, the Company exchanged an aggregate of 210 shares of Series I preferred stock for 210 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem between on June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. During the six months ended June 30, 2022, the Company issued an aggregate of 512,737 shares of common stock upon conversion of 5 shares of Series J preferred stock, for a loss in the amount of $5,203. As of June 30, 2022, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2022, the Company exchanged an aggregate of 85 shares of Series K preferred stock for 85 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. On January 18, 2022, the Company returned $63,500 to an investor, and redeemed 63.5 shares of Series K preferred stock. As of June 30, 2022, there were 432 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $432,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. During the six months ended June 30, 2022, the Company issued an aggregate of 15,973,192 shares of common stock upon conversion of 134 shares of Series L preferred stock, for a loss in the amount of $240,782. As of June 30, 2022, there were 476 shares of Series L preferred stock issued and outstanding.

Series M

On July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M. Each share of Series M has a stated value of $25. The Series M is not convertible into common stock. The holders of outstanding shares of Series M are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M. The Series M does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M preferred stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M, redeem any or all of the then outstanding shares of Series M at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of June 30, 2022, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O. The Series O has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O. The Series O does not have voting rights except as required by law. The Series O is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O at any time while the Series O are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the six months ended June 30, 2022, the Company issued an aggregate of 720,665 shares of common stock in prorated 4% annualized dividends which are recorded as interest expense. As of June 30, 2022, there were 615 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P. The Series P has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P. The Series P votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of June 30, 2022, there were 57.5 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q. The Series Q has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q. The Series Q does not have voting rights except as required by law. The Series Q is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q at any time while the Series Q are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the six months ended June 30, 2022, the Company exchanged 200 shares of Series F preferred stock for 200 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, there were 715 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors are also entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the six months ended June 30, 2022, the Company issued an aggregate of 28,625,607 shares of common stock upon conversion of 398 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, there were 3,034 shares of Series R preferred stock, and the Company issued 101,498,340 Series A warrants (with an exercise price of $0.05) and 49,177,670 Series B warrants (with an exercise price of $0.10) along with the Series R preferred stock, however, all warrants issued expired as of June 30, 2022.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. As of June 30, 2022, there were 170 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company’s common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital. The Company has actively listed the residential real property for sale since July 2021. On September 13, 2021, the Company received an offer for the property for $464,000, which was $116,000 below the original independent appraisal of $580,000. Based on that indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements. During the six months ended June 30, 2022, the Company issued an aggregate of 53,327,672 shares of common stock upon conversion of 344 shares of Series T preferred stock. As of June 30, 2022, there were 286 shares of Series T preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors are also entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the six months ended June 30, 2022, the Company issued an aggregate of 22,794,493 shares of common stock upon conversion of 432 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, there were 635 shares of Series U preferred stock issued and outstanding, along with 18,115,000 Series A warrants (with an exercise price of $0.05), 6,246,000 Series B warrants (with an exercise price of $0.10), and 1,561,000 Series C warrants (with an exercise price of $1.00) issued and outstanding with a fair value of $19,944 on the original issuance. The warrants were valued using the Black Scholes model (See Note 4).

Series V

On December 1, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock and filed a certificate of designation for a new series of Series V preferred stock with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 3,000 shares of preferred stock as Series V. The Series V has an original issue price of $100,000 per share, and holders are entitled to an annual distribution of 25% of annual net profits of newly established Company wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series V holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series V is convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits. During the six months ended June 30, 2022, the Company exchanged 4 shares of Series V preferred stock for 4 shares of Series Y preferred stock, and exchanged an aggregate of 3,200,000 warrants associated with the Series V into Series Y. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, there were no shares of Series V preferred stock issued and outstanding.

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the six months ended June 30, 2022, the Company issued 85 shares of Series W preferred stock in exchange for 85 shares of Series K preferred stock, issued 210 shares of Series W preferred stock in exchange for 210 shares of Series I preferred stock and issued an aggregate of 3,811,810 shares of common stock upon conversion of 45 shares of Series W preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2022, there were 995 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series X is convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement. On August 10, 2021, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series X preferred stock for a purchase price of $250,000. Per the Series X COD, as of March 31, 2022, $140,000 of the $250,000 was classified as restricted cash. As of June 30, 2022, there were 25 shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. Between January 20, 2022 and January 25, 2022, the Company issued 4 shares of Series Y preferred stock in exchange for 4 shares of Series V preferred stock for an aggregate value of $400,000, and issued an aggregate of 3,200,000 warrants with a fair value of $93,915 upon original issuance to the Series Y investors. On April 25, 2022, the Company issued an aggregate of 4,230,769 shares of common stock upon conversion of 0.5 shares of Series Y preferred stock. Per the Series Y COD, $2,185,700 of the $4,371,400 aggregate received was classified as restricted cash. As of June 30, 2022, there were 34.8 shares of Series Y preferred stock along with 28,217,600 warrants with a fair value of $862,651 (with an exercise price of $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants with a fair value of $56,036 to Series Z holders. As of June 30, 2022, there were 25 shares of Series Z preferred stock issued and outstanding.

As of June 30, 2022, the Company accrued aggregate dividends in the amount of $371,863 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q Series R, Series S, Series T, Series U, Series V, Series W, Series X, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

Six months ended June 30, 2022

The Company issued 12,461,909 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $69,900, plus interest in the amount of $49,734, for a total aggregate of $119,634 based upon a conversion price of $0.00955.

The Company issued 24,845,550 shares of common stock for services at fair value of $522,535, at share prices ranging from $0.0134 - $0.0319.

The Company issued 720,665 shares of common stock for Series O preferred stock dividends payable.

The Company issued 131,282,467 shares of common stock for settlement of conversion agreements at a fair value of $13,128.

The Company issued 129,276,280 shares of common stock upon conversion of 1,557.847 shares of preferred stock.

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

The Company issued 334,857 shares of common stock for preferred stock dividends payable.

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

Restricted Stock to the Board, Employees and Consultants

Between May 12, 2016, and April 1, 2022, the Company entered into Restricted Stock Grant Agreements (“the BEC RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the BEC RSGAs are performance based shares. The BEC RSGAs provide for the issuance of up to 367,141,542 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 183,570,771 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 183,570,771 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

During the six months ended June 30, 2022, the Company did not issue any shares relating to the RSGAs nor the BEC RSGAs.

Warrants

During the six months ended June 30, 2022, the Company granted 24,457,600 common stock purchase warrants, associated with the issuance of preferred stock. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2022:

	June 30, 2022
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	217,085,783	$0.0868
Granted	24,457,600	$0.1250
Exercised	-	-
Expired	(151,176,010)	$0.0662
Outstanding - end of period	90,667,373	$0.1173

At June 30, 2022, the weighted average remaining contractual life of warrants outstanding:

	June 30, 2022
			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	4.18
$0.05	25,200,000	25,200,000	0.67
$0.10	20,115,000	20,115,000	0.02 - 1.65
$0.25	10,006,000	10,006,000	1.25 – 4.50
$0.0275	8,727,273	8,727,273	8.92
$0.125	24,457,600	24,457,600	4.52 – 6.00
$1.00	1,561,500	1,561,500	2.00 - 2.47
	90,667,373	90,667,373

At June 30, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$3,012,155
Less current portion	878,283
Total long-term liabilities	$2,133,872

Maturities of long-term debt for the next three years are as follows:

Year Ending June 30,	Amount
2023	878,283
2024	2,120,100
2025	13,772
$3,012,155

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the six months ended June 30, 2022, the Company issued 12,461,909 shares of common stock, upon conversion of $69,900 in principal, plus accrued interest of $49,734. As of June 30, 2022, the 2014-2015 Notes had an aggregate remaining balance of $860,100, which are long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. As of June 30, 2022, the remaining balance on the OID Notes was $62,275, which is short term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of June 30, 2022, the 2015 Notes had an aggregate remaining balance of $1,200,000, of which $1,200,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2022, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of June 30, 2022, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of June 30, 2022, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of June 30, 2022, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the six months ended June 30, 2022. As of June 30, 2022, the balance of the Jan 21 Note was $60,000, which is long term.

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

The derivative liability recognized in the financial statements as of June 30, 2022 was $8,095,027.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021
Equipment Contracts	$3,383,906	$1,181,981
Component Sales	677,963	500,234
Waste Water Treatment Systems	301,770	-
Rental Income	13,146	14,687
Services Sales	25,287	30,698
	$4,402,072	$1,727,600

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ended June 30, 2022 and the year ended December 31, 2021, was $1,103,907 and $378,932, respectively. The contract liability for the six months ended June 30, 2022, and the year ended December 31, 2021, was $1,597,997 and $1,886,946, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of June 30, 2022, the investment in securities was recorded at fair value in the amount of $67,813, with an unrealized loss of $131,105.

On May 15, 2018, the Company received 4,000 shares of Water Technologies International, Inc. (“WTII”) Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of June 30, 2022, the fair value of the preferred shares was $6,000.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. During the year ended December 31, 2021, the Company settled the majority of the loans in the amount of $262,250, of which $157,250 was recognized on the statement of operations as a gain on write-off of loan payable. The term of the loans ranged from two months to six months. During the period ended June 30, 2022, the Company received $25,000 as a settlement and wrote off $50,000 of secured loans payable. The net balance as of June 30, 2022 was $30,646.

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

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00. As of June 30, 2022, there remain a current balance of $3,441.

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

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the six months ended June 30, 2022.

Litigation

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

On July 5, 2022, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 45,642,386 shares of the Company’s common stock in settlement of certain claims with such persons.

Between July 6, 2022 and August 12, 2022, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 5.4 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $540,000. The Company also issued an aggregate of 4,320,000 warrants to these investors.

On July 8, 2022, holders of the Company’s Series E preferred stock converted an aggregate of 1,537,213 Series E shares into an aggregate of 76,865 shares of the Company’s common stock.

Between July 13, 2022 and August 5, 2022, holders of the Company’s Series Y preferred stock converted an aggregate of 8.8 Series Y shares into an aggregate of 70,931,416 shares of the Company’s common stock.

On July 20, 2022, holders of the Company’s Series Q preferred stock converted an aggregate of 100 Series Q shares into an aggregate of 12,642,226 shares of the Company’s common stock.

On July 20, 2022, holders of the Company’s Series W preferred stock converted an aggregate of 100 Series W shares into an aggregate of 12,642,226 shares of the Company’s common stock.

Between July 21, 2022 and August 10, 2022, the Company issued to consultants an aggregate of 3,165,009 shares of the Company’s common stock for services.

On July 26, 2022, per a settlement agreement, a prior holder of the Company’s common stock returned to the Company an aggregate of 409,518 shares of the Company’s common stock.

On July 29, 2022, holders of convertible promissory notes converted an aggregate principal and interest amount of $150,912 into an aggregate of 27,438,605 shares of the Company’s common stock.

On August 1, 2022, holders of the Company’s Series R preferred stock converted an aggregate of 1 Series R shares into an aggregate of 106,496 shares of the Company’s common stock.

On August 5, 2022, holders of the Company’s Series T preferred stock converted an aggregate of 268 Series T shares into an aggregate of 29,777,778 shares of the Company’s common stock.

On August 8, 2022, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. T. Riggs Eckelberry and one consultant an aggregate of 1,023,192 shares of the Company’s common stock.

On August 8, 2022, holders of the Company’s Series U preferred stock converted an aggregate of 25 Series U shares into an aggregate of 3,028,099 shares, including make-good shares, of the Company’s common stock.

On August 12, 2022, the Board of Directors for the Company’s wholly owned subsidiary, Water On Demand, Inc. (“WODI”), approved an equity incentive plan and form of Restricted Stock Grant Agreement for the issuance of shares in WODI to certain officers, directors, employees and consultants of WODI.

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

Pursuant to this new mission, OriginClear’s assets, subsidiaries and product offerings consist of:

●	The Intellectual Property of Daniel M. Early (the “Early IP”), consisting of five patents and related knowhow and trade secrets, which are intended to take the place of the applications for the company’s original technology developments.

●	The brand, Modular Water Systems (MWS), featuring products differentiated by the Early IP and complemented with additional knowhow and trade secrets. MWS is in commercial operation and operates as a division of Progressive Water Treatment, Inc. (“PWT”), a wholly owned subsidiary of the Company based in McKinney, Texas. The Company is currently developing MWS as a discrete line of business for an eventual spinoff. In addition, the Company intends to separate the EveraMOD Pump Station product line as a standalone business.

●	PWT is responsible for the bulk of the company’s revenue, specializing in engineered water treatment solutions and custom treatment systems. We believe that PWT has knowhow with intellectual property potential.

●	OriginClear has incubated a new outsourced water treatment business called Water On Demand (“WOD”).

o	The WOD model intends to offer private businesses water self-sustainability as a service.

o	Four subsidiaries have been established to house capital dedicated to this program (“the WOD Subsidiaries”).

o	On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its Water On Demand business into a newly formed wholly-owned subsidiary, Water On Demand Inc. (“WODI”), which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business.

As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a planned management contract.

Developing Water Businesses

The Company develops and incubates businesses in its role as the Clean Water Innovation Hub™ (“CWIB”). The mission of CWIB in general, is to create valuable properties through an incubation process that results in the launching of valuable spinoffs that add value to the world’s water industry.

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

(https://www.originclear.com/company-news/originclear-to-launch-water-on-demand-fintech-startup)

CWIB ongoing operations include:

1.	Building a line of customer-facing water brands to expand global market presence and technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, Inc., and the Modular Water Systems brand.

2.	Managing relationships with partners worldwide who are licensees and business partners.

3.	Developing the capability of partners to build systems and to deliver Operation & Maintenance (“O&M”) capability at scale, to support Water On Demand outsourced treatment and purification programs.

4.	Continue to study the streamlining of water assets and royalties through the blockchain, as part of the $H2O™ concept.

5.	Prepare properties for eventual spinoff.

Water is our most valuable resource, and the mission of CWIB is to improve the quality of water and help return it to its original and clear condition.

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

In the first half of 2022, PWT and MWS in combination, received $2,880,594 in firm orders. This contrasts with $1,463,331 received in firm orders in the first half of 2021. Orders are only a potential indication of future sales and revenue.

Modular Water Systems

On July 19, 2018, the Company launched its Modular Water Treatment Division, offering a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the Modular Water Systems (“MWS”) division. On June 25, 2018, Dan Early granted the Company a worldwide, exclusive non-transferable license to the technology and knowhow behind MWS (See “Intellectual Property”). A ten-year renewal on May 20, 2020 added the right to sublicense and create manufacturing joint ventures. On July 25, 2018, MWS received its first order, for a brewery wastewater treatment plant.

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

In the first half of 2022, MWS received $2,478,155 in firm orders. This contrasts with $1,001,160 received in firm orders in the first half of 2021. Orders are only a potential indication of future sales and revenue.

On July 25, 2022 the Company announced that decentralized water treatment, long pioneered by OriginClear’s Modular Water Systems™(MWS), is now being mandated by major US cities to recycle water in large new buildings.

Water on Demand™: a new strategic direction.

OriginClear is also developing a new outsourced water treatment business called “Water On Demand”: or “WOD” as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to pursue capitalization of the equipment required. The WOD Subsidiaries, Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created to permit optional segmenting of capital pools according to strategic partnerships. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a planned management contract.

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

The Company stipulates that it has excluded the WOD Subsidiaries, and all capital already raised and to be raised in the future in its Series Y offering, from this assignment of assets and will make the capital available as part of a planned management contract. The Company intends to also register a Regulation A offering by WODI which is intended to accumulate capital for WODI to direct toward WOD projects.

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

As an example, in information technology, few companies operate their own server in-house powering their website. Rather, such servers are typically managed by professionals through a service level agreement. In the water industry, when applied to outsourced water treatment, a service level agreement is known as O&M agreement. When the vendor retains ownership of the equipment, the concept is expanded to “Own and Operate”, an extension of the basic “Design and Build”, for a full offering known as DBOO, which is very similar to the solar energy programs known as Power Purchase Agreements (“PPAs”).

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

Finally, we could license MWS technology to Water On Demand operating partners under contract to design, build and operate systems, thus achieving both acceptance of such technology and a standardized “fleet” of installed systems. While desirable, the Company does not consider this licensing to be mission-critical to the success of WOD.

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

The Company requires funding in order to execute on its Water on Demand initiative. As of the period ended June 30, 2022, the Company received aggregate funding in the amount of $1,763,600 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program.

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

(https://www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand)

On April 13, 2022, the Company announced the formation of Water On Demand, Inc. (“WODI”) as a wholly owned subsidiary and its plans to transfer each of the WOD subsidiaries and all assets, intellectual property and operations related to the Water On Demand business to WODI. The Company now stipulates that it has excluded the WOD Subsidiaries, and all capital already raised and to be raised in the future in its Series Y offering, from this assignment of assets and will make the capital available as part of a planned management contract. The Company intends to also register a Regulation A offering by WODI which is intended to accumulate capital for WODI to direct toward WOD projects.

On June 29, 2022 the Company announced the launch of its $300 Million offering to be conducted on behalf of its wholly-owned subsidiary, Water on Demand, Inc. (“WODI”). The offering of the securities is made pursuant to an exemption from registration under Rule 506(c) of Regulation D, to accredited investors only. Water On Demand is designed to offer clean water systems to businesses and communities as a managed service without any capital requirement.

Advisory Support for OriginClear

In September 2020, OriginClear announced that Philanthroinvestors had entered a strategic agreement with the Company and had listed the Company on its new Water Philanthroinvestors program. At the same time, the Company appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors.

$H2O™

On May 10, 2021, OriginClear filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (“NFT”) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation, or Water On Demand. The Company recently filed a PCT application pertaining to the invention.

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

Our patent application is the first step in our development process for this blockchain system, which we expect to last at least several months. We are not currently a blockchain or crypto currency developer and would need to develop or contract for this capability. There is no guarantee that this effort would succeed. There is no active development effort for $H2O. Depending on the final form that $H2O takes, we may encounter regulatory concerns that we cannot guarantee we will overcome. In that event, we would fall back on ordinary financial payment systems. Neither our Water on Demand or other current business models rely on any blockchain system for operation, and we can accomplish our operational goals using ordinary financial and currency channels. The Company does not intend to incorporate a blockchain system in any registered offering.

ClearAqua™

OriginClear is currently exploring a utility coin, or token, named ClearAqua, The Water Coin For The World™, which would implement a grassroots network for alerts, leading to actionable proposals for water projects. There is no assurance this token will be issued or if issued, will be successful. ClearAqua is not required for OriginClear’s core business.

We filed, on an intent-to-use basis, US Trademark applications on July 21, 2021, for the Mark, CLEARAQUA. We also engaged San Diego-based Baja Technologies Inc. (“Baja”) who wrote a preliminary white paper, but no other action has been taken and ClearAqua is not in active development at this time. The Company does not intend to incorporate a coin, token or cryptocurrency in any registered offering.

Potential Acquisitions and Incubations

CWIB seeks to incubate or acquire businesses that help industrial water users achieve water self-sustainability. We believe that assembling a group of such water treatment and water management businesses is potentially an opportunity for spinoffs and increased Company value for the stockholders.

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

Beginning with its first installation, PWT built MWS components. The Company is currently developing MWS as a discrete line of business for an eventual spinoff, and MWS systems are built and assembled by a network of fabrication partners. In addition, the Company is developing the EveraMOD Pump Station product line as a standalone business.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2022, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Revenue and Cost of Sales

For the three months ended June 30, 2022, we had revenue of $3,167,967 compared to $931,422 for the three months ended June 30, 2021. Cost of sales for the three months ended June 30, 2022 was $2,482,493 compared to $754,922 for the three months ended June 30, 2021. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $685,474 and $176,500 for the three months ended June 30, 2022 and 2021, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2022, we had selling and marketing expenses of $466,566, compared to $1,133,056 for the three months ended June 30, 2021.  The decrease in selling and marketing expenses was primarily due to a decrease in marketing and investor relations expense.

General and Administrative Expenses

For the three months ended June 30, 2022, we had general and administrative expenses of $934,899 compared to $961,623 for the three months ended June 30, 2021. The decrease in general and administrative expenses was primarily due to a decrease in professional and legal fees and outside services.

Other Income and (Expenses)

Other income and (expenses) decreased by $8,434,568 to $(539,256) for the three months ended June 30, 2022, compared to $(8,973,824) for the three months ended June 30, 2021. The decrease was due primarily to a decrease in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $8,050,943, decrease in interest expense of $125,018, decrease in loss on conversion of preferred stock of $293,484, a decrease in gain on write-off of loan payable of $6,250, an increase in unrealized loss on investment securities in the amount of $25,127, and a decrease in other income of $3,500.

Net Income/(Loss)

Our net loss decreased by $9,637,747 to $(1,265,756) for the three months ended June 30, 2022, compared to net loss of $(10,903,503) for the three months ended June 30, 2021. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Revenue and Cost of Sales

For the six months ended June 30, 2022, we had revenue of $4,402,072 compared to $1,727,600 for the six months ended June 30, 2021. The cost of sales for the six months ended June 30, 2022 was $3,941,348 compared to $1,446,946 for the six months ended June 30, 2021. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $460,724 and $280,654 for the six months ended June 30, 2022 and 2021, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2022, we had selling and marketing expenses of $1,112,750, compared to $1,564,564 for the six months ended June 30, 2021. The decrease in selling and marketing expenses was primarily due to a decrease in marketing and investor relations expense.

General and Administrative Expenses

General and administrative expenses were $1,815,159 for the six months ended June 30, 2022, compared to $1,779,673 for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees including non-cash, shares for services expense and outside services.

Other Income and (Expenses)

Other income and (expenses) decreased by $23,320,768 to $(2,353,596) for the six months ended June 30, 2022, compared to $(25,674,364) for the six months ended June 30, 2021. The decrease was due primarily to a decrease in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $22,375,938, a decrease in loss on conversion and exchange of preferred stock in the amount of $873,299, a decrease in interest expense of $149,387, an increase in gain on write off of accounts payable in the amount of $68,750, an increase in unrealized loss on investment securities in the amount of $183,105, and a decrease in other income of $3,501.

Net Income/(Loss)

Our net loss for the six months ended June 30, 2022 was $(4,842,023), compared to net loss of $(28,761,078) for the six months ended June 30, 2021. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the loss on net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the six months ending June 30, 2022. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At June 30, 2022 and December 31, 2021, we had cash of $1,701,068 and $706,421, including restricted cash of $1,066,391 and $433,951, respectively and a working capital deficit of $11,273,233 and $12,826,008, respectively.  The decrease in working capital deficit was due primarily to a decrease in convertible promissory notes, contracts liabilities, loan payable and contract receivables, with an increase in cash, contract assets, non-cash derivative liabilities, accounts payable and accrued expenses.

During the period ended June 30, 2022, we raised an aggregate of $2,843,700 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,850,644 for the six months ended June 30, 2022, compared to $2,459,382 for the prior period ended June 30, 2021. The decrease in cash used in operating activities was primarily due to a decrease in the net change in fair value of derivative liabilities, with an increase in contract liabilities and accounts payable.

Net cash flows used in investing activities for the six months ended June 30, 2022 and 2021, were unchanged at $9,000 and $9,000, respectively.

Net cash flows provided by financing activities was $2,854,291 for the six months ended June 30, 2022, as compared to $2,591,070 for the six months ended June 30, 2021. The increase in cash provided by financing activities was due primarily to an increase in proceeds for issuance of preferred stock. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of the filing of this report, the Company has 60 shares of Series F preferred stock outstanding which the Company failed to redeem on September 1, 2020, for an aggregate redemption price (equal to the stated value) of $60,000.

As of the date of the filing of this report, the Company has 25 shares of Series G preferred stock outstanding which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

As of the date of the filing of this report, the Company has 25 shares of Series I preferred stock outstanding which the Company was required to, and failed to redeem between May 2, 2021 and June 10, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

As of the date of the filing of this report, the Company has 432 shares of Series K preferred stock outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, for an aggregate redemption price (equal to the stated value) of $432,150.

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

August 15, 2022	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)