Form 10-Q
period 2022-09-30
ORIGINCLEAR, INC.
filed 2022-11-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2022

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

As of November 14, 2022 there were 936,426,610 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$484,835	$272,470
Restricted cash	1,266,391	433,951
Contracts receivable	1,946,882	2,150,967
Fair value investment in securities	45,209	198,918
Contract assets	1,455,463	378,932
Inventory assets	18,420	2,850
Prepaid expenses	10,866	13,111

TOTAL CURRENT ASSETS	5,228,066	3,451,199

NET PROPERTY AND EQUIPMENT	185,584	213,391

OTHER ASSETS
Long term assets held for sale	514,000	514,000
Fair value investment-securities	4,000	17,600
Trademark	4,467	4,467

TOTAL OTHER ASSETS	522,467	536,067

TOTAL ASSETS	$5,936,117	$4,200,657

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$2,923,241	$1,452,229
Accrued expenses	1,591,890	1,533,404
Cumulative preferred stock dividends payable	393,228	356,728
Contract liabilities	692,570	1,886,946
Capital lease, current portion	1,169	7,985
Tax liability 83(b)	14,600	-
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	30,646	80,646
Loans payable, SBA	150,000	150,000
Derivative liabilities	35,702,830	6,526,129
Series F 8% Preferred Stock, 60 and 160 shares issued and outstanding, redeemable value of $60,000 and $160,000 respectively	60,000	160,000
Series F 8% Preferred Stock, 0 and 100 shares issued and outstanding, respectively redeemable value of $0 and $100,000 respectively	-	100,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 235 shares issued and outstanding, respectively, redeemable value of $25,000 and $235,000, respectively	25,000	235,000
Series K 8% Preferred Stock, 432.15 and 580.65 shares issued and outstanding, respectively, redeemable value of $432,150 and $580,650, respectively	432,150	580,650
Convertible promissory notes, net of discount of $0 and $3,743, respectively	878,283	3,016,037

Total Current Liabilities	43,087,060	16,277,207

Long Term Liabilities
Capital lease, long term portion	-	-
Convertible promissory notes, net of discount of $0 and $0, respectively	2,048,472	62,275

Total Long Term Liabilities	2,048,472	62,275

Total Liabilities	45,135,532	16,339,482

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

Series J Convertible Preferred Stock, 210 and 215 shares of issued and outstanding, respectively, redeemable value of $210,000 and $215,000, respectively	210,000	215,000
Series L Convertible Preferred Stock, 325.75 and 609.825 shares of issued and outstanding, respectively redeemable value of 325,750 and 609.825, respectively	325,750	609,825
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 590 and 615 shares issued and outstanding, respectively, redeemable value of $590,000 and $615,000, respectively	590,000	615,000
Series P Convertible Preferred Stock, 30 and 57.5 shares issued and outstanding, respectively redeemable value of $30,000 and $57,500, respectively	30,000	57,500
Series Q 12% Convertible Preferred Stock, 615 and 515 shares issued and outstanding, respectively, redeemable value of $615,000 and $515,000, respectively	615,000	515,000
Series R 12% Convertible Preferred Stock,2,828 and 3,432.267 shares issued and outstanding, respectively, redeemable value of $2,828,000 and $3,432,267, respectively	2,828,000	3,432,267
Series S 12% Convertible Preferred Stock, 170 and 170 shares issued and outstanding, respectively, redeemable value of $170,000 and $170,000, respectively	170,000	170,000
Series T 10% Convertible Preferred Stock, 18 and 630, respectively, redeemable value of $18,000 and $630,000, respectively	18,000	630,000
Series U Convertible Preferred Stock, 485 and 1,066.5, respectively, redeemable value of $485,000 and $1,066,500, respectively	485,000	1,066,500
Series V Convertible Preferred Stock, 0 and 4, respectively, redeemable value of $0 and $400,000, respectively	-	400,000
Series W 12% Convertible Preferred Stock, 794.5 and 744.5, respectively, redeemable value of $794,500 and $744,500, respectively	794,500	744,500
Series X Convertible Preferred Stock, 250 and 250, respectively, redeemable value of $250,000 and $250,000, respectively	250,000	250,000
Series Y Convertible Preferred Stock, 37.09277 and 4.7, respectively, redeemable value of $3,709,277and $470,000, respectively	3,709,277	470,000
Series Z Convertible Preferred Stock, 25 and 0, respectively, redeemable value of $250,000 and $0, respectively	250,000	-
	11,283,027	10,183,092

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 32,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
0 and 1,537,213 shares of Series E issued and outstanding, respectively	-	154
Subscription payable to purchase	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 900,109,842 and 306,883,932 equity shares issued and outstanding, respectively	90,011	30,688
Additional paid in capital - Common stock	81,394,700	75,720,147
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(132,070,171)	(98,175,924)

TOTAL SHAREHOLDERS' DEFICIT	(50,482,442)	(22,321,917)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,936,117	$4,200,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2022 AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales	$3,366,061	$1,120,687	$7,768,133	$2,848,287

Cost of Goods Sold	2,542,887	790,336	6,484,235	2,237,282

Gross Profit	823,174	330,351	1,283,898	611,005

Operating Expenses
Selling and marketing expenses	712,420	636,481	1,825,170	2,201,045
General and administrative expenses	1,085,044	1,006,041	2,900,203	2,785,713
Depreciation and amortization expense	10,204	10,903	31,446	34,034

Total Operating Expenses	1,807,668	1,653,425	4,756,819	5,020,792

Loss from Operations	(984,494)	(1,323,074)	(3,472,921)	(4,409,787)

OTHER INCOME (EXPENSE)
Other income	-	356,438	-	359,939
Impairment of asset for sale	-	(116,000)	-	(116,000)
Gain on write of loans payable	-	151,000	75,000	157,250
Gain (Loss) on conversion of preferred stock	(188,395)	(146,382)	(434,380)	(1,265,666)
Loss on exchange of preferred stock	-	-	-	(40,000)
Unrealized gain(loss) on investment securities	(24,604)	(8,400)	(167,309)	32,000
Cash settlement for non-conversion of common stock	(13,500)	-	(13,500)	-
Gain (Loss) on net change in derivative liability and conversion of debt	(27,607,804)	19,798,080	(29,176,702)	(4,146,757)
Interest and dividend expense	(233,426)	(314,547)	(704,434)	(934,942)

TOTAL OTHER (EXPENSE) INCOME	(28,067,729)	19,720,189	(30,421,325)	(5,954,176)

NET INCOME (LOSS)	$(29,052,223)	$18,397,115	$(33,894,246)	$(10,363,963)

WARRANTS DEEMED DIVIDENDS	-	-	-	(2,037,849)

NET (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$(29,052,223)	$18,397,115	$(33,894,246)	$(12,401,812)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.04)	$0.09	$(0.06)	$(0.08)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS'	$(0.04)	$0.02	$(0.06)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	775,597,578	197,669,804	589,675,480	147,762,596

DILUTED	775,597,578	795,174,058	589,675,480	147,762,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	NINE MONTHS ENDED SEPTEMBER 30, 2021
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2020	34,038,213	$3,404	$6,331,409	65,052,688	$6,505	$64,265,217	$100,000	$(132)	$(94,020,294)	$(29,645,300)
Rounding	-	-	-	-	(1)	(1)	-	-	-	(3)
Common stock issuance for conversion of debt and accrued interest	-	-	-	13,927,622	1,393	132,312	-	-	-	133,705
Common stock issued at fair value for services	-	-		24,656,117	2,466	1,927,258	-	-	-	1,929,724
Common stock issued for conversion of Series D1 Preferred stock	(1,000,000)	(100)	-	68,571	7	5,547	-	-	-	5,454
Common stock issued for conversion of Series J Preferred stock	-	-	(47,500)	1,203,924	120	47,380	-	-	-	47,500
Common stock issued for conversion of Series L Preferred stock	-	-	(472,759)	15,265,754	1,527	471,232	-	-	-	472,759
Common stock issued for Series O Preferred stock dividends	-	-	-	495,366	50	(50)	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	(1,060,000)	27,357,198	2,736	1,057,264	-	-	-	1,060,000
Common stock issued for conversion of Series P Preferred stock	-	-	(280,250)	9,086,985	909	279,341	-	-	-	280,250
Common stock issued for make good shares for Series P Preferred stock	-	-	-	633,282	63	(63)	-	-	-	-
Common stock issued for conversion of Series Q Preferred stock	-	-	(420,000)	10,668,656	1,067	418,933	-	-	-	420,000
Common stock issued for conversion of Series R Preferred stock	-	-	(1,084,900)	33,520,261	3,352	1,081,548	-	-	-	1,084,900
Common stock issued for conversion of Series S Preferred stock	-	-	(195,000)	5,495,406	550	194,450	-	-	-	195,000
Common stock issued in conjunction with the sale of Series X Preferred stock	-	-	-	1,798,562	180	(180)	-	-	-	-
Common stock issued for conversion of Series U Preferred stock	-	-	(330,000)	8,729,034	873	329,127	-	-	-	330,000
Common stock issued for conversion of Series W Preferred stock	-	-	(245,500)	7,020,764	702	244,798	-	-	-	245,500
Issuance of Series M Preferred stock through a private placement	-	-	29,425	-	-	-	-	-	-	-
Issuance of Series R Preferred stock through a private placement	-	-	2,480,750	-	-	-	-	-	-	-
Issuance of Series T Preferred stock in exchange for property	-	-	630,000	-	-	-	-	-	-	-
Issuance of Series U Preferred stock in exchange for property	-	-	965,000	-	-	-	-	-	-	-
Issuance of Series X Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	15,000	-	-	-	-	-	-	-
Exchange of Series G Preferred Stock for Series R Preferred stock	-	-	15,000	-	-	-	-	-	-	-
Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	365,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	317,400	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	245,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series R Preferred stock	-	-	1,821,767	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	758,000	-	-	-	-	-	-	-
Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	40,000	-	-	-	-	-	-	-
Warrants purchased for cash	-	-	-	1,000,000	100	49,900	-	-	-	50,000
Loss on issuance of Preferred Stock	-	-	-	-	-	125,000	-	-		125,000
Loss on conversion of Preferred Stock	-	-	-	-	-	1,140,666	-	-	-	1,140,666
Issuance of common stock warrants deemed dividends	-	-	-	-	-	2,037,849	-	-	(2,037,849)	-
Adjustment to Series L Preferred stock	-	-	500	-	-	(500)	-	-	-	(500)
Stock based compensation	-	-	-	-	-	62,480	-	-	-	62,480
Net Loss	-	-	-	-	-	-	-	-	(10,363,963)	(10,363,963)
Balance at September 30, 2021 (unaudited)	33,038,213	$3,304	10,128,342	225,980,190	$22,598	$73,869,508	$100,000	$(132)	$(106,422,106)	$(32,426,829)

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	NINE MONTHS ENDED SEPTEMBER 30, 2022
	Preferred stock		Mezzanine	Common stock		Additional	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total

Balance at December 31, 2021	33,038,213	3,304	$10,183,092	306,883,932	30,688	75,720,147	100,000	(132)	(98,175,924)	(22,321,917)
Rounding	-	-	5	-	-	-	-	-	(1)	(1)
Common stock issuance for conversion of debt and accrued interest	-	-	-	39,900,514	3,990	266,556	-	-	-	270,546
Common stock issued at fair value for services	-	-	-	41,046,848	4,105	1,050,844	-	-	-	1,054,949
Common stock issued for conversion of Series E Preferred stock	(1,537,213)	(154)	-	76,865	7	147	-	-	-	-
Common stock issued for conversion of Series J Preferred stock	-	-	(5,000)	512,737	51	4,949	-	-	-	5,000
Common stock issued for conversion of Series L Preferred stock	-	-	(284,080)	25,145,849	2,515	281,565	-	-	-	284,080
Common stock issued for conversion of Series O Preferred stock	-		(25,000)	1,258,812	126	24,874	-	-	-	25,000
Common stock issued for conversion of Series P Preferred stock	-		(27,500)	3,527,317	353	27,147	-	-	-	27,500
Common stock issued for conversion of Series Q Preferred stock	-		(100,000)	12,642,226	1,264	98,736	-	-	-	100,000
Common stock issued for conversion of Series R Preferred stock	-	-	(604,267)	44,494,096	4,449	599,818	-	-	-	604,267
Common stock issued for conversion of Series T Preferred stock	-	-	(612,000)	83,105,450	8,311	603,689	-	-	-	612,000
Common stock issued for conversion of Series U Preferred stock	-	-	(581,500)	30,629,247	3,063	578,437	-	-	-	581,500
Common stock issued for conversion of Series W Preferred stock	-	-	(245,000)	21,489,284	2,149	242,851	-	-	-	245,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(1,500,000)	108,238,078	10,824	1,489,176	-	-	-	1,500,000
Common stock issued for Series O Preferred stock dividends	-	-	-	917,821	92	(92)	-	-	-	-
Common stock issued for make good shares for Series P Preferred Stock	-	-	-	518,232	52	(52)	-	-	-	-
Common stock issued for make good shares for Series R Preferred Stock	-	-	-	1,041,662	104	(104)	-	-	-	-
Common stock issued for conversion settlement	-	-	-	179,090,390	17,909	(17,909)	-	-	-	-
Common stock returned for non conversion	-	-	-	(409,518)	(41)	(10,459)	-	-	-	(10,500)
Issuance of Series Y Preferred stock through a private placement	-	-	4,339,277	-	-	-	-	-	-	-
Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	200,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	210,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	85,000	-	-	-	-	-	-	-
Exchange of Series V Preferred Stock for Series Y Preferred stock	-	-	-	-	-	-	-	-	-	-
Loss on conversion of Preferred Stock	-	-	-	-	-	434,380	-	-	-	434,380
Net Loss	-	-	-	-	-	-	-	-	(33,894,246)	(33,894,246)
Balance at September 30, 2022 (unaudited)	31,501,000	$3,150	$11,283,027	900,109,842	$90,011	$81,394,700	$100,000	$(132)	$(132,070,171)	$(50,482,442)

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(33,894,246)	$(10,363,963)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,446	34,034
Stock compensation expense	-	62,480
Common and preferred stock issued for services	1,054,949	1,929,724
(Gain) Loss on net change in valuation of derivative liability	29,176,702	4,146,757
Debt discount recognized as interest expense	3,743	52,288
Net unrealized (gain)loss on fair value of securities	167,309	(32,000)
Loss on exchange of preferred stock	-	40,000
Loss on issuance of preferred stock	-	125,000
SBA loan forgiven	-	(355,000)
Impairment of assets held for sale	-	116,000
(Gain) Loss on conversion of preferred stock	434,380	1,140,666
Gain on write off of payable	(50,000)	(157,250)
Change in Assets (Increase) Decrease in:
Contracts receivable	204,085	(273,576)
Contract asset	(1,076,532)	76,873
Inventory asset	(15,570)	(2,850)
Prepaid expenses and other assets	2,245	20,498
Other receivable	-	1,200
Change in Liabilities Increase (Decrease) in:
Accounts payable	1,509,505	(372,641)
Accrued expenses	173,737	53,572
Tax liability 83(b)	14,600	-
Contract liabilities	(1,194,376)	198,155

NET (CASH USED)/PROVIDED BY OPERATING ACTIVITIES	(3,458,023)	(3,560,033)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(17,138)	(13,500)

NET CASH USED IN INVESTING ACTIVITIES	(17,138)	(13,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(6,816)	(6,816)
Repayment of loans, net	-	(105,000)
Repayment of loans, related party, net	-	(94,883)
Net payments on cumulative preferred stock dividends payable	36,500	102,993
Proceeds on convertible promissory notes	-	60,000
Payoff on convertible promissory notes	-	(15,228)
Proceeds for the purchase of warrants	-	50,000
Return of investment and common shares	(10,500)	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	4,525,782	3,725,175

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,544,966	3,716,241

NET INCREASE IN CASH	1,044,805	142,708

CASH BEGINNING OF PERIOD	706,421	416,121

CASH END OF PERIOD	$1,751,226	$558,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$828,638	$3,741
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$270,546	$133,705
Issuance of Series T preferred shares in exchange for property	$-	$630,000
Issuance of Series O dividends	$92	$50
Preferred stock converted to common stock - mezzanine	$3,984,347	$4,135,909
Exchange from mezzanine to liability	$495,000	$3,537,167
Issuance of warrants deemed dividends	$-	$2,037,849
Fair value of derivative at issuance	$-	$54,652
Common stock issued as settlement	$17,884	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2022

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2021.

The Company has implemented a new outsourced water treatment business called Water On Demand (“WOD”), which it will conduct through its wholly owned subsidiary, Water on Demand, Inc. (“WODI”). The WOD model intends to offer private businesses water self-sustainability as a service, the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. In addition to WODI, four subsidiaries have been established to house capital dedicated to this program. For efficiency, the Company is reorganizing these subsidiaries into a single WOD Subsidiary. As of the period ended September 30, 2022, the Company received aggregate funding in the amount of $2,604,639 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program. The Company is currently evaluating the first pilot opportunity to enable a commercial customer to outsource water treatment as a managed service and pay by the gallon for the treatment of its dirty water as an alternative to having to come up with significant up-front capital. The Company has announced that it plans to spin off the WOD business into its newly formed wholly owned subsidiary, Water On Demand, Inc.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the nine months ended September 30, 2022, the Company obtained funds from the sales of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. For the nine months ended September 30, 2022, the Company generated revenue of $7,768,133 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., Water On Demand, Inc. and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the nine months ended September 30, 2022 and 2021, as the inclusion of any potential shares in the nine months ended September 30, 2022 and 2021, would have an anti-dilutive effect due to the Company generating a loss.

	For the Nine Months Ended
	2022	2021
Income (Loss) to common shareholders (Numerator)	$(33,894,246)	$(12,401,812)

Basic weighted average number of common shares outstanding (Denominator)	589,675,480	147,762,596

Diluted weighted average number of common shares outstanding (Denominator)	589,675,480	147,762,596

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients’ financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $0 as of September 30, 2022 and December 31, 2021, respectively. The net contract receivable balance was $1,946,882 and $2,150,967 at September 30, 2022 and December 31, 2021, respectively.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $10,866 and $13,111 at September 30, 2022 and December 31, 2021, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2022 and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	Nine Months Ended 9/30/2022	Year Ended 12/31/21
Machinery and Equipment	$383,570	$383,570
Computer Equipment	66,491	62,854
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,277	64,277
Demo Units	36,139	36,139
	607,012	603,375
Less accumulated depreciation	(421,428)	(389,984)
Net Property and Equipment	$185,584	$213,391

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

Depreciation expense during the nine months ended September 30, 2022 and 2021, was $31,446 and $34,034, respectively.

Inventory

The Company expenses inventory on a first in, first out basis, and had raw materials of $18,420 and $2,850 as of September 30, 2022 and December 31, 2021, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities	$45,209	$45,209	$-	$-
Total Assets measured at fair value	$45,209	$45,209	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, convertible notes	$34,083,579	$-	$-	$34,083,579
Derivative Liability, warrants	$1,619,251	$-	$-	$1,619,251
Total liabilities measured at fair value	$35,702,830	$-	$-	$35,702,830

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2022	$6,526,129
Fair value at issuance	-
Loss on conversion of debt and change in derivative liability	27,557,450
Balance as of September 30, 2022	$34,083,579

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

September 30, 2022
Risk free interest rate	2.79% - 4.22%
Stock volatility factor	20.0% - 185.0%
Weighted average expected option life	6 months - 5 years
Expected dividend yield	None

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

Reclassification of Expenses and Income

Certain amounts in the 2021 financial statements have been reclassified to conform to the presentation used in the 2022 financial statements. There was no material effect on the Company’s previously issued financial statements.

Recently Issued Accounting Pronouncements

Management reviewed currently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	CAPITAL STOCK

Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of September 30, 2022, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of September 30, 2022, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holder’s discretion. During the nine months ended September 30, 2022, the Company issued an aggregate of 76,865 shares of common stock upon conversion of 1,537,213 shares of Series E preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were no shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. As of September 30, 2022, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of September 30, 2022, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2022, the Company exchanged an aggregate of 210 shares of Series I preferred stock for 210 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. During the nine months ended September 30, 2022, the Company issued an aggregate of 512,737 shares of common stock upon conversion of 5 shares of Series J preferred stock, for a loss in the amount of $5,203. As of September 30, 2022, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2022, the Company exchanged an aggregate of 85 shares of Series K preferred stock for 85 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 432 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $432,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. During the nine months ended September 30, 2022, the Company issued an aggregate of 25,145,849 shares of common stock upon conversion of 284 shares of Series L preferred stock, for a loss in the amount of $358,585. As of September 30, 2022, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

On July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M. Each share of Series M has a stated value of $25. The Series M is not convertible into common stock. The holders of outstanding shares of Series M are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M. The Series M does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M preferred stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M, redeem any or all of the then outstanding shares of Series M at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of September 30, 2022, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O. The Series O has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O. The Series O does not have voting rights except as required by law. The Series O is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O at any time while the Series O are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the nine months ended September 30, 2022, the Company issued an aggregate of 1,258,812 shares of common stock upon conversion of 25 shares of Series O preferred stock and issued an aggregate of 917,821 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 590 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P. The Series P has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P. The Series P votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the nine months ended September 30, 2022, the Company issued an aggregate of 3,527,317 shares of common stock upon conversion of 28 shares of Series P preferred stock, for a loss in the amount of $70,592. As of September 30, 2022, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q. The Series Q has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q. The Series Q does not have voting rights except as required by law. The Series Q is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q at any time while the Series Q are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2022, the Company issued an aggregate of 12,642,226 shares of common stock upon conversion of 100 shares of Series Q preferred stock and exchanged 200 shares of Series F preferred stock for 200 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 615 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors are also entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R but all warrants expired as of September 30, 2022. During the nine months ended September 30, 2022, the Company issued an aggregate of 44,494,096 shares of common stock upon conversion of 604 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 2,828 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. As of September 30, 2022, there were 170 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company’s common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital. The Company has actively listed the residential real property for sale since July 2021. On September 13, 2021, the Company received an offer for the property for $464,000, which was $116,000 below the original independent appraisal of $580,000. Based on that indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements. During the nine months ended September 30, 2022, the Company issued an aggregate of 83,105,450 shares of common stock upon conversion of 612 shares of Series T preferred stock. As of September 30, 2022, there were 18 shares of Series T preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors are also entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the nine months ended September 30, 2022, the Company issued an aggregate of 30,629,247 shares of common stock upon conversion of 582 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 485 shares of Series U preferred stock issued and outstanding, along with 5,965,000 Series A warrants (with an exercise price of $0.10), 2,500,000 Series A1 warrants (with an exercise price of $0.10), 6,246,000 Series B warrants (with an exercise price of $0.25), and 1,561,500 Series C warrants (with an exercise price of $1.00) issued and outstanding with a fair value of $23,053 on the original issuance. The warrants were valued using the Black Scholes model (See Note 4).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the nine months ended September 30, 2022, the Company issued 85 shares of Series W preferred stock in exchange for 85 shares of Series K preferred stock, issued 210 shares of Series W preferred stock in exchange for 210 shares of Series I preferred stock and issued an aggregate of 21,489,284 shares of common stock upon conversion of 245 shares of Series W preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2022, there were 795 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series X is convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement. On August 10, 2021, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series X preferred stock for a purchase price of $250,000. Per the Series X COD, as of March 31, 2022, $140,000 of the $250,000 was classified as restricted cash. On August 10, 2022, holder of Series X removed that restriction. As of September 30, 2022, there were 25 shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders are entitled to receive shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc. Between January 20, 2022 and January 25, 2022, the Company issued 4 shares of Series Y preferred stock in exchange for 4 shares of Series V preferred stock for an aggregate value of $400,000, and issued an aggregate of 3,200,000 warrants with a fair value of $93,915 upon original issuance to the Series Y investors. During the nine months ended September 30, 2022, the Company issued an aggregate of 108,238,078 shares of common stock upon conversion of 15 shares of Series Y preferred stock. Per the Series Y COD, $2,604,639 of the $5,209,277 aggregate received for Series Y was classified as restricted cash. As of September 30, 2022, there were 37.1 shares of Series Y preferred stock along with 41,674,216 warrants with a fair value of $1,160,266 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants with a fair value of $69,823 (with an exercise price of $0.10) to Series Z holders. As of September 30, 2022, there were 25 shares of Series Z preferred stock issued and outstanding.

As of September 30, 2022, the Company accrued aggregate dividends in the amount of $393,228 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q Series R, Series S, Series T, Series U, Series V, Series W, Series X, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Common Stock

Nine months ended September 30, 2022

The Company issued 39,900,514 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $155,300, plus interest in the amount of $115,246, for a total aggregate of $270,546 based upon a conversion price of $0.00955.

The Company issued 41,046,848 shares of common stock for services at fair value of $1,054,949, at share prices ranging from $0.0134 - $0.0438.

The Company issued 917,821 shares of common stock for Series O preferred stock dividends payable.

The Company issued 179,090,390 shares of common stock for settlement of conversion agreements at a fair value of $18,065.

The Company issued 331,043,096 shares of common stock upon conversion of 3,984,347 shares of preferred stock.

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

Restricted Stock to the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“the BEC RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the BEC RSGAs are performance based shares. The BEC RSGAs provide for the issuance of up to 296,678,542 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 148,339,271 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 148,339,271 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

During the nine months ended September 30, 2022, upon qualifying under the alternative vesting schedule, the Company issued an aggregate of 632,327 shares relating to the RSGAs and an aggregate of 390,865 shares relating to the BEC RSGAs.

Warrants

During the nine months ended September 30, 2022, the Company granted 40,414,216 common stock purchase warrants, associated with the issuance of preferred stock. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2022:

	September 30, 2022
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	217,085,783	$0.0868
Granted	40,414,216	$0.1234
Exercised	-	-
Expired/Exchanged	(162,526,010)	$0.0723
Outstanding - end of period	94,973,989	$0.1201

At September 30, 2022, the weighted average remaining contractual life of warrants outstanding:

	September 30, 2022
			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	3.92
$0.05	25,200,000	25,200,000	0.42
$0.10	10,965,000	10,965,000	0.21- 4.39
$0.25	10,006,000	10,006,000	1.25 - 4.50
$0.0275	8,727,273	8,727,273	8.66
$0.125	37,914,216	37,914,216	4.22 - 4.99
$1.00	1,561,500	1,561,500	1.75 - 2.21
	94,973,989	94,973,989

At September 30, 2022, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$2,926,755
Less current portion	878,283
Total long-term liabilities	$2,048,472

Maturities of long-term debt for the next three years are as follows:

Year Ending September 30,	Amount
2023	878,283
2024	2,034,700
2025	13,772
$2,926,755

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the nine months ended September 30, 2022, the Company issued 39,900,514 shares of common stock, upon conversion of $153,300 in principal, plus accrued interest of $115,247. As of September 30, 2022, the 2014-2015 Notes had an aggregate remaining balance of $774,700, which are short term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. As of September 30, 2022, the remaining balance on the OID Notes was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of September 30, 2022, the 2015 Notes had an aggregate remaining balance of $1,200,000, of which $1,200,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of September 30, 2022, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of September 30, 2022, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of September 30, 2022, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of September 30, 2022, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the nine months ended September 30, 2022. As of September 30, 2022, the balance of the Jan 21 Note was $60,000, which is long term.

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

The derivative liability recognized in the financial statements as of September 30, 2022 was $35,702,830.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the September 30, 2022 and 2021.

	Nine Months Ended
	September 30,
	2022	2021
Equipment Contracts	$5,829,960	$1,662,869
Component Sales	1,390,243	841,203
Waste Water Treatment Systems	325,005	57,729
Pump Stations	179,005	182,591
Rental Income	19,719	21,260
Services Sales	24,201	82,635
	$7,768,133	$2,848,287

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ended September 30, 2022 and the year ended December 31, 2021, was $1,455,464 and $378,932, respectively. The contract liability for the nine months ended September 30, 2022, and the year ended December 31, 2021, was $692,570 and $1,886,946, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of September 30, 2022, the investment in securities was recorded at fair value in the amount of $45,209, with an unrealized loss of $153,709.

On May 15, 2018, the Company received 4,000 shares of Water Technologies International, Inc. (“WTII”) Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of September 30, 2022, the fair value of the preferred shares was $6,000.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. During the year ended December 31, 2021, the Company settled the majority of the loans in the amount of $262,250, of which $157,250 was recognized on the statement of operations as a gain on write-off of loan payable. The term of the loans ranged from two months to six months. During the period ended September 30, 2022, the Company received $25,000 as a settlement and wrote off $50,000 of secured loans payable. The net balance as of September 30, 2022 was $30,646.

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

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00. As of September 30, 2022, there remain a current balance of $1,169.

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

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the nine months ended September 30, 2022.

Litigation

There are no material updates to the litigation matters with C6 Capital, LLC nor Auctus Fund, LLC as previously disclosed in the Form 10-Q filed on August 15, 2022.

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between October 7, 2022 and October 28, 2022, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1.8 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $177,000. The Company also issued an aggregate of 1,416,000 warrants to these investors.

Between October 18, 2022 and November 2, 2022, the Company issued to consultants an aggregate of 7,067,670 shares of the Company’s common stock for services.

On October 19, 2022, OriginClear, Inc. (the “Company”) entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, through puts made from time to time by the Company, up to $25,000,000 worth of the shares (“Shares”) of the Company’s common stock, par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement dated October 20, 2022 between the Company and GHS (“Registration Agreement”), the Company is required to register the Shares on Form S-1 with the Securities and Exchange Commission (“SEC”) as a condition precedent to GHS’s obligation to close on the purchase of the Shares.

On October 20, 2022, holders of the Company’s Series Y preferred stock converted an aggregate of 3 Series Y shares into an aggregate of 20,204,082 shares, including make-good shares, of the Company’s common stock.

On October 25, 2022, holders of the Company’s Series U preferred stock converted an aggregate of 100 Series U shares into an aggregate of 5,868,545 shares of the Company’s common stock.

On November 3, 2022, holders of the Company’s Series T preferred stock converted an aggregate of 18 Series T shares into an aggregate of 3,176,471 shares of the Company’s common stock.

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

Pursuant to this new mission, OriginClear’s assets, subsidiaries and product offerings consist of:

●	The Intellectual Property of Daniel M. Early (the “Early IP”), consisting of five patents and related knowhow and trade secrets, which are intended to take the place of the applications for the company’s original technology developments.

●	The brand, Modular Water Systems (MWS), featuring products differentiated by the Early IP and complemented with additional knowhow and trade secrets. MWS is in commercial operation and operates as a division of Progressive Water Treatment, Inc. (“PWT”), a wholly owned subsidiary of the Company based in McKinney, Texas. The Company is currently developing MWS as a discrete line of business for an eventual spinoff. In addition, the Company intends to separate the EveraMOD Pump Station product line as a standalone business.

●	PWT is responsible for a significant percentage of the company’s revenue, specializing in engineered water treatment solutions and custom treatment systems. We believe that PWT has knowhow with intellectual property potential.

●	OriginClear has incubated a new outsourced water treatment business called Water On Demand (“WOD”).

o	The WOD model intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”.

o	Four subsidiaries have been established to house capital dedicated to this program (“the WOD Subsidiaries”). For efficiency, the Company is reorganizing these subsidiaries into a single WOD Subsidiary.

o	On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its Water On Demand business into a newly formed wholly-owned subsidiary, Water On Demand Inc. (“WODI”), which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business. WODI is designed to select projects, fully qualify them, provide financing for DBOO service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors.

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

Further businesses can be expected to be spun off, as the Company announced on April 26, 2022:

“The launch of Water on Demand is the first of several anticipated business property spinoffs. Other Company business properties include Modular Water Systems, which owns a master license to five key international patents for prefabricated, highly-durable modular water treatment and pumping products. Being a proprietary technology, MWS frequently qualifies as “Basis of Design” for projects, which means that competitors cannot easily undercut MWS.”

(https://www.originclear.com/company-news/originclear-to-launch-water-on-demand-fintech-startup)

CWIB’s ongoing operations include:

1.	Building a line of customer-facing water brands to expand global market presence and technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, Inc., and the Modular Water Systems brand.

2.	Managing relationships with partners worldwide who are licensees and business partners.

3.	Developing the capability of partners to build systems and to deliver Operation & Maintenance (“O&M”) capability at scale, to support Water On Demand outsourced treatment and purification programs.

4.	Continue to study the streamlining of water assets and royalties through the blockchain, as part of the $H2O™ concept. At this time there is no plan to actively develop a blockchain-based asset.

5.	Prepare properties for eventual spinoff.

On July 8, 2022, the Company announced that it booked combined purchase orders in excess of $5 million in the first nine months of 2022, more than double the order volume for the comparable period in 2021.

On September 21, 2022, the Company announced its collaboration with PhilanthroInvestors™ to develop off-grid housing solutions. PhilanthroInvestors™ promotes human welfare while earning a financial return.

https://www.originclear.com/company-news/originclear-teams-up-with-real-estate-leader-for-off-grid-housing

On October 18, 2022, the Company announced that its pump station product line is showing commercial success. Known as EveraMOD in the Modular Water Systems (MWS) lineup, this durable, modular system is being adopted by customers, often as a simple yet vital retrofit for existing, obsolete installations.

In addition, the Company indicated that it may spin off EveraMOD as its next independent company as part of CWIB.

https://www.originclear.com/company-news/originclears-pump-station-line-rapidly-expands

On October 25, 2022, the Company announced that it entered an Equity Financing Agreement with GHS Investments (GHS). Pursuant to the Agreement, GHS has agreed to purchase up to $25.0 million in registered common stock, with timing and amounts of the purchases to be determined at the sole discretion of the Company.

On November 7, 2022, the Company announced that it retained The Basile Law Firm, P.C. (www.thebasilelawfirm.com), to explore a potential business combination with a NASDAQ-listed Special Purpose Acquisition Corporation (SPAC). OriginClear cautions that a specific SPAC has not been definitively identified, the prospective terms are unknown, and there is no assurance any transaction may occur.

Milestones

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

Modular Water Systems

On June 22, 2018, OriginClear signed an exclusive worldwide licensing agreement with Daniel “Dan” Early P. E. for his proprietary technology for prefabricated water transport and treatment systems. On July 19, 2018, the Company began incubating its Modular Water Treatment Division (MWS) around Mr. Early’s technology and perspective customers. The Company has funded the development of this division with internal cash flow. In Q1 of 2020, the Company fully integrated MWS with wholly-owned Progressive Water Treatment Inc. The Company is currently developing MWS as a discrete line of business for an eventual spinoff. Mr. Early currently serves as Chief Engineer for OriginClear.

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

On September 28, 2021, the Company announced that MWS deployed its pilot Pondster™ brand modular lagoon treatment system at a Mobile Home Park (MHP) or trailer park, in Troy, Alabama.

On June 16, 2022 the Company announced that MWS received purchase orders for approximately $1.5 Million in May of 2022. This compared to $1,774,880 in purchase orders for the entire year 2021.

On July 25, 2022 the Company announced that decentralized water treatment, long pioneered by OriginClear’s Modular Water Systems™ (MWS), is now being mandated by major US cities to recycle water in large new buildings.

On August 12, 2022 the Company announced the inaugural delivery and installation of its pre-engineered EveraBOX™ to implement a low-risk Liquid Ammonium Sulfate (LAS) disinfectant system for Pennsylvania’s Beaver Falls Municipal Water Authority (BFMA). Typical of MWS products, EveraBOX is manufactured using inexpensive, long-lasting High-Density Polyethylene (HDPE) or Polypropylene (PP) materials. These materials have proven to be less affected by supply chain issues currently impacting metal and fiberglass construction.

Water on Demand™: a new strategic direction.

OriginClear is also developing a new outsourced water treatment business called “Water On Demand”: or “WOD” as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to pursue capitalization of the equipment required. The WOD Subsidiaries, Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company is now simplifying this structure by placing all funds in WOD #1 and tracking the partnerships within that company. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a planned management contract.

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

To enable rapid scaling, WODI does not initially intend to build, maintain or service the water treatment systems it finances, but instead contract with regional water service companies to carry out these functions. On April 6, 2022, an agreement in principle was reached to work with the first of these intended contractors, Envirogen Technologies (www.envirogen.com), a 30-year international provider of environmental technology and process solutions (www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand). Future resources to build, maintain and service these financed systems may come from acquisitions; however, these are not actively being planned.

At the time of this filing, WODI had no staff or independent resources. Under a prospective management services contract, OCLN is providing all staffing and administrative resources, as well as access to the funds it has raised for WOD investments.

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

The Decentralization Megatrend

Figure 1

An updated report of October 2018, “Public Spending on Transportation and Water Infrastructure, 1956 to 2017” (www.cbo.gov/system/files?file=2018-10/54539-Infrastructure.pdf), stated that The Federal Government’s and State and Local Governments’ Spending on Water Utilities, including water supply and wastewater treatment facilities, was $4 billion in 2016 – a drop of about $13 billion since 1976!

As municipalities continue to be underfunded (Figure 1) with rising water rates (Figure 2), businesses are increasingly choosing to treat and purify their own water, in a trend known as Decentralized Water, first described in the Lux Research presentation of June 28, 2016. (https://members.luxresearchinc.com/research/report/20060).

Figure 2

According to the Lux Research data, the unmet infrastructure needs of America’s 150,000+ water systems will exceed $100 billion per year by 2025. And the recent Infrastructure Investment and Jobs Act only provided one-time funding of $55 billion, which is less than one year’s deficit.

It is this underfunding that is creating the water quality problems we are seeing in places like Flint, Michigan and Jackson, Mississippi.

It is not realistic to expect this underfunding of central water to be resolved anytime soon. The alternative is to simply reduce the load on these central systems. Since industry and agriculture together account for 89% of all water demand in the United States (https://ourworldindata.org/water-use-stress), we can enable commercial users to purify their own wastewater, thereby enabling water districts to focus on serving residential users – achieving a major social justice victory by simply unburdening the central facilities.

Self-treatment is a win-win, too – because businesses can do better by treating their own water; for instance, implementing recycling of the water they pay for, and controlling their own costs.

But to make such a decentralization program work, capital is needed. Most businesses simply do not have it in their capital plan to treat their own water. Now, with Water On Demand, they can forget about investing in capital and expertise: they can simply continue to pay on the meter as they always have, but to a micro-utility that sits on their own premises.

Technology specifically developed for decentralization.

In 2018, OriginClear launched its Modular Water Systems (MWS) division (www.modularwater.com), headed by Daniel M. Early, P.E., a pioneer of on-site or decentralized water treatment in this country. Supported by its proprietary technology, this division already serves businesses doing their own water treatment. These modular systems can be easily put to work for pre-funded, pay-per-gallon applications, potentially creating a barrier to entry for other companies wanting to do the same.

Also, the portable nature of some of these prefabricated, drop-in-place Modular Water Systems may provide a competitive benefit for a pure service model where the equipment remains the property of the Company, because their mobility enables some degree of repossession in the event the client fails to pay their monthly bill. We believe this is a key competitive advantage.

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

In November 2021, the Company created additional Water on Demand subsidiaries – Water on Demand # 2, Inc. (WOD # 2), Water on Demand # 3, Inc. (WOD # 3) and Water on Demand # 4, Inc. (WOD # 4) were separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company is now simplifying this structure by placing all funds in WOD #1 and tracking the partnerships within that company. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a planned management contract.

 The Company requires funding in order to execute on its Water on Demand initiative. As of the period ended September 30, 2022, the Company received aggregate funding in the amount of $2,604,639 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program.

The Company is now actively evaluating potential clients for a test of water treatment and purification services on a pay-per-gallon basis, but a first agreement has not been reached. Also, the Company, as represented by OCLN, is in early stage talks with partners to deliver DBOO services, with the Company providing financing and contract management services. In the event such talks do not succeed, the Company, represented under contract by OCLN, would need to implement its own resources for such DBOO services.

On April 6, 2022, the Company agreed in principle to an arrangement with Houston-based, international water service company Envirogen Technologies for certain operations and maintenance (O&M) functions, the first of a potential series of such partnerships, intended to enable Water On Demand to focus on finance and asset management while the water industry benefits from a steady stream of pre-capitalized projects.

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

On June 29, 2022 the Company announced the launch of its $300 Million offering (the “Reg D Offering”) to be conducted on behalf of its wholly-owned subsidiary, Water on Demand, Inc. (“WODI”). The offering of the securities is made pursuant to an exemption from registration under Rule 506(c) of Regulation D, to accredited investors only. Water On Demand is designed to offer clean water systems to businesses and communities as a managed service without any capital requirement.  Due to a planned separate filing of a Regulation A+ Offering (the “Reg A Offering”), the Company has decided to limit the Reg D Offering to $20 million in total.

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

On June 10, 2021, the Company named Ricardo Fabiani Garcia, key OriginClear investor and a veteran technologist, to the Company’s Board of Advisors. Mr. Garcia is helping to plan the eventual rollout of $H2O.

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

Potential Acquisitions and Incubations

The Company, in its role as the CWIB, seeks to incubate or acquire businesses that help industrial water users achieve water self-sustainability. We believe that assembling a group of such water treatment and water management businesses is potentially an opportunity for spinoffs and increased Company value for the stockholders.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2022, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Revenue and Cost of Sales

For the three months ended September 30, 2022, we had revenue of $3,366,061 compared to $1,120,687 for the three months ended September 30, 2021. Cost of sales for the three months ended September 30, 2022 was $2,542,887 compared to $790,336 for the three months ended September 30, 2021. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $823,174 and $330,351 for the three months ended September 30, 2022 and 2021, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2022, we had selling and marketing expenses of $712,420, compared to $636,481 for the three months ended September 30, 2021.  The increase in selling and marketing expenses was primarily due to an increase in marketing expense.

General and Administrative Expenses

For the three months ended September 30, 2022, we had general and administrative expenses of $1,085,044 compared to $1,006,041 for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees and outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $47,787,918 to $(28,067,729) for the three months ended September 30, 2022, compared to $19,720,189 for the three months ended September 30, 2021. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $47,405,884, with an overall increase in other expenses in the amount of $382,034.

Net Income/(Loss)

Our net loss increased by $47,468,166 to $(29,071,051) for the three months ended September 30, 2022, compared to net income of $18,397,115 for the three months ended September 30, 2021. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Revenue and Cost of Sales

For the nine months ended September 30, 2022, we had revenue of $7,768,133 compared to $2,848,287 for the nine months ended September 30, 2021. The cost of sales for the nine months ended September 30, 2022 was $6,484,235 compared to $2,237,282 for the nine months ended September 30, 2021. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $1,283,898 and $611,005 for the nine months ended September 30, 2022 and 2021, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2022, we had selling and marketing expenses of $1,825,170, compared to $2,201,045 for the nine months ended September 30, 2021. The decrease in selling and marketing expenses was primarily due to a decrease in marketing and investor relations expense.

General and Administrative Expenses

General and administrative expenses were $2,900,203 for the nine months ended September 30, 2022, compared to $2,785,713 for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees.

Other Income and (Expenses)

Other income and (expenses) increased by $24,467,149 to $(30,421,325) for the nine months ended September 30, 2022, compared to $(5,954,176) for the nine months ended September 30, 2021. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $25,029,945, with an overall decrease in other expenses in the amount of $562,796.

Net Income/(Loss)

Our net loss for the nine months ended September 30, 2022 was $(33,894,246), compared to net loss of $(10,363,963) for the nine months ended September 30, 2021. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the loss on net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the nine months ending September 30, 2022. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At September 30, 2022 and December 31, 2021, we had cash of $1,751,226 and $706,421, including restricted cash of $1,266,391 and $433,951, respectively and a working capital deficit of $37,858,994 and $12,826,008, respectively.  The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, accounts payable, contract assets, cash and accrued expenses, with a decrease in convertible promissory notes, contracts liabilities, loan payable and contract receivables.

During the period ended September 30, 2022, we raised an aggregate of $4,525,782 from the sale of preferred stock in private placements. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $3,483,023 for the nine months ended September 30, 2022, compared to $3,560,033 for the prior period ended September 30, 2021. The decrease in cash used in operating activities was primarily due to a decrease in contract liabilities, contract assets, and prepaid expenses, with an increase in and accounts payable and accrued expenses.

Net cash flows used in investing activities was $17,138 for the nine months ended September 30, 2022, compared to $13,500 for the prior period ended September 30, 2021. The increase in cash used in investing activities was primarily due to the purchase of fixed assets during the current period.

Net cash flows provided by financing activities was $4,554,966 for the nine months ended September 30, 2022, as compared to $3,716,241 for the nine months ended September 30, 2021. The increase in cash provided by financing activities was due primarily to an increase in proceeds for issuance of preferred stock. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

There are no material updates to the litigation matters with C6 Capital, LLC nor Auctus Fund, LLC as previously disclosed in the Form 10-Q filed on August 15, 2022.

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

As of the date of the filing of this report, the Company has 407 shares of Series K preferred stock outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, for an aggregate redemption price (equal to the stated value) of $407,150.

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

November 15, 2022	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)