Form 10-K
period 2022-12-31
ORIGINCLEAR, INC.
filed 2023-04-17
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,134,211 based upon the closing sales price of the registrant’s common stock on June 30, 2022 of $0.0134 per share.

At April 14, 2023, 1,118,939,374 shares of the registrant’s common stock, par value $0.0001 were outstanding.

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

OriginClear’s assets, subsidiaries and product offerings consist of:

●	A worldwide, exclusive master license to the intellectual property of Daniel M. Early, consisting of five patents and related intellectual property, know-how and trade secrets (“Early IP”).

●	The brand, Modular Water Systems (MWS), featuring products differentiated by the Early IP and complemented with additional knowhow and trade secrets. MWS is in commercial operation and operates as a division of the Company.

●	Progressive Water Treatment Inc. (“PWT”) is a wholly-owned subsidiary based in Dallas, Texas, which is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

●	OriginClear has incubated a new outsourced water treatment business called Water On Demand (“WOD”). The WOD model intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”.

●	On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc. (“WODI”), which will hold the assets, liabilities, intellectual property and business operations of the WOD business. WODI is designed to select projects, fully qualify them, provide financing for DBOO service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors.

●	On January 5, 2023, WODI signed a non-binding Letter of Intent with Fortune Rise Acquisition Corporation, a Delaware corporation (the “Fortune Rise”), under which Fortune Rise proposes to acquire all the outstanding securities of WODI, based on certain material financial and business terms and conditions being met.

Water Businesses

The Company develops and incubates businesses in its role as the Clean Water Innovation Hub™ (“CWIB”). The mission of CWIB in general, is to create valuable properties through an incubation process that results in the launching of valuable spinoffs that add value to the world’s water industry.

The first such spinoff was on April 13, 2022, when the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc., which will hold the assets, liabilities, intellectual property and business operations of the WOD business.

CWIB’s ongoing operations include:

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

On April 14, 2023, the Company announced the transfer of the MWS assets to WODI, for which WODI issued an aggregate of 6,000,000 shares of WODI common stock.

Water on Demand™: a new strategic direction

OriginClear has developed a new outsourced water treatment business called “Water On Demand”: or “WOD” as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. WOD is designed to select projects, fully qualify them, provide financing for Design-Build-Own-Operate service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors.

On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to pursue capitalization of the equipment required. The WOD Subsidiaries, Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company is now simplifying this structure by placing all funds in WOD #1 and tracking the partnerships within that company. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the Company’s Series Y offering, shall continue to be held by the Company and made available for use by WODI, to be deployed, subject to a planned management contract.

On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc., (“WODI”), as a result, WODI holds all of the assets, liabilities, intellectual property and business operations of the Water On Demand business. In connection with the spin off, the Company stipulated that it would exclude the WOD Subsidiaries, and the capital raised, and to be raised in the future with respect to those entities through the sale of its Series Y offering, from the assignment of assets and will make the capital available as part of a planned management contract. WODI is conducting an offering under Regulation A by which WODI is raising capital to direct toward WOD projects.

To enable rapid scaling, WODI does not itself intend to build, maintain or service the water treatment systems it finances, but instead contract with regional water service companies to carry out these functions. On April 6, 2022, an agreement in principle was reached to work with the first of these intended contractors, Envirogen Technologies (www.envirogen.com), a 30-year international provider of environmental technology and process solutions (www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand). Future resources to build, maintain and service these financed systems may come from acquisitions; however, these are not actively being planned.

Delegating the building and operating of WOD-financed systems to regional water companies under performance contract, with the aim of developing a network of such partners, is expected to enable rapid scale-up of the WOD program, and the partner network would create a high barrier to entry for competitors.

At the time of this filing, WODI has no staff or independent resources. The Board of Directors of OriginClear serves as the Board for WODI, the CEO of OriginClear serves as CEO of WODI., and the CFO of OriginClear also serves as CFO of WODI. Under a prospective management services contract, OCLN is providing all staffing and administrative resources, as well as access to the funds it has raised for WOD investments.

The Decentralization Megatrend

According to a 2021 report by McKinsey & Co., US water infrastructure: Making funding count (https://www.mckinsey.com/industries/electric-power-and-natural-gas/our-insights/us-water-infrastructure-making-funding-count):

“The need for investment in the US water system is at an unprecedented level. On average, 14 to 18 percent of total daily treated potable water in the United States is lost through leaks, with some water systems reporting water-loss rates exceeding 60 percent. Much of the nation’s water and wastewater infrastructure was built in the 1970s and 1980s. Since then, the share of federal capital investment has declined, putting the majority of capital-funding responsibility on state and local governments, which are increasingly juggling funding priorities.”

“According to the American Water Works Association’s State of the water industry report, 31 percent of utilities surveyed in 2019 expressed doubt in their ability to cover the full cost of providing services, a figure that rose to 42 percent during the 2020 COVID-19 lockdown.

“Simply raising rates is not a practical solution because water bills are already too high for many US households. Even before the COVID-19 pandemic, 20.0 percent of US households in 2019 were paying more than 4.5 percent of their household income on water bills—a level that is considered unaffordable. This figure rose to 24 percent in the first seven months of 2021 (Exhibit 3).

Exhibit 3

Affordability considerations will make capital investment in utility systems more challenging.

31%
20%
56%

Percentage of US utilities surveyed in 2019 that expressed difficulty in covering the full cost of providing services (survey responses, n = 648)

Percentage of US households with unaffordable water bills prepandemic[1]

Percentage of US water utilities surveyed in 2018 that reported problems with customer nonpayment of bills (survey responses, n = 761)

[1]The EPA defines "unaffordable water bills" as when more than 4.5% of the household income goes toward paying water and wastewater services.
Source: American Water Works Association State of water industry reports from 2019, 2020, and 2021; Bluefield Research's 2021 U.S. Municipal Water & Wastewater Utility Rate Index; Current Population Survey, average annual family income; Global Water Intelligence Tariff Survey; US Environmental Protection Agency

McKinsey
& Company

Figure 1: Water rates rise but utilities remain underfunded.

As municipalities continue to be underfunded with rising water rates (Figure 1), businesses are increasingly choosing to treat and purify their own water, in a trend known as Decentralized Water, first described in the Lux Research presentation of June 28, 2016. (https://members.luxresearchinc.com/research/report/20060).

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

Reducing Risk through Outsourcing

Inflation of water rates greatly exceeds core inflation, creating a risk for managers of businesses served by municipalities. We believe this creates an incentive for self-treatment; but these businesses may lack the capital for large water plant expenditures, and the in-house expertise to manage them. Outsourcing through Water on Demand means that these companies do not have to worry about financing or managing the project.

As an example, in information technology sector, few companies operate their own server in-house powering their website. Rather, such servers are typically managed by professionals through a service level agreement. We believe this same concept can be applied towards water treatment, using outsourced water treatment solutions whereby the vendor retains ownership of the equipment. This concept is expanded to “Own and Operate”, an extension of the basic “Design and Build”, for a full offering known as “Design Build Own and Operate” or “DBOO”, which is very similar to the solar energy programs known as Power Purchase Agreements (PPAs).

Under such a plan, a business can outsource its wastewater treatment and avoid significant capital expenses and management responsibilities which can be a distraction from their core business.

We believe this is financially and operationally attractive to industrial, agricultural and commercial water users and can potentially drive additional revenue streams for WODI by providing water treatment as a service.

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

Finally, we may license MWS technology to Water On Demand and other operating partners under contract to design, build and operate systems, thus achieving both acceptance of such technology and a standardized “fleet” of installed systems.

Implementation of Water On Demand

On March 17, 2021, OriginClear incorporated Water On Demand #1 Inc. (“WOD#1”) in Nevada as a wholly owned subsidiary to operate and manage our Water on Demand business.

In November 2021, the Company created additional Water on Demand subsidiaries – Water on Demand # 2, Inc. (WOD # 2), Water on Demand # 3, Inc. (WOD # 3) and Water on Demand # 4, Inc. (WOD # 4) which were each separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company simplified this structure by placing all funds in WOD #1 and tracks the partnerships within that company. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the sale of the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a planned management contract.

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

(https://www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand)

On April 13, 2022, the Company announced the formation of Water On Demand, Inc. (“WODI”) as a wholly owned subsidiary which will hold the assets, liabilities, intellectual property and business operations of the Water On Demand business. Water On Demand is designed to offer clean water systems to businesses and communities as a managed service without any capital requirement.

On June 29, 2022, WODI announced the launch of its $300 Million offering (the “Reg D Offering”). The offering of the securities is made pursuant to an exemption from registration under Rule 506(c) of Regulation D, to accredited investors only.

 The Company requires funding in order to execute on its Water on Demand initiative. As of the period ended December 31, 2022, the Company received aggregate funding in the amount of $5,067,777 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program. (see Notes to Financial Statements- Sale of Preferred Stock).

On February 17, 2023, the Securities and Exchange Commission qualified the Offering Circular for the offering of securities by WODI pursuant to Regulation A offering (“Reg A Offering”). The Reg A Offering is intended to accumulate capital for WODI to direct toward WOD projects. The purpose of this Offering is to create an independent funding base for WODI and to enable the Company to provide financing for Design Build Own and Operate lifecycle projects internally without requiring direct financial support by OCLN. OCLN will continue to provide shared administrative services. The Reg A Offering is administered by New York-based Castle Placement (“Castle”) as the placement agent.

On March 9, 2023, the Company announced that it launched a limited preview Reg A Offering for WODI, administered by Castle. This preview will end on April 30, 2023.

In connection with the Reg A Offering, the Company decided to limit the Reg D Offering to $20 million.

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

In order to enable WODI to implement its own such resources, on April 14, 2023, the Company sold all of the assets associated with the MWS business to WODI in exchange for 6,000,000 shares of WODI common stock.

Advisory Support for OriginClear

In September, 2020, OriginClear announced that Philanthroinvestors had entered a strategic agreement with OriginClear and had listed the Company on its new Water Philanthroinvestors program. At the same time, OriginClear appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors.

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

The Company cautions that suitable acquisition candidates may not be identified and even if identified, the Company may not have adequate capital to complete the acquisition and/or definitive agreement may not be reached. Internally-incubated businesses, similarly, may not become commercial successes

Patents and Intellectual Property

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

The license to the Early IP was included as part of the sale of the MWS assets to WODI on April 14, 2023.

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

On May 10, 2021, OriginClear announced that it had filed a patent application titled “System And Method For Water Treatment Incentive”, for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation.

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

Market Opportunity

On a global basis, only twenty percent (20%) of all sewage and thirty percent (30%) of all industrial waste water are treated or recycled. Water leakage results in the loss of thirty-five percent (35%) of all clean water across the planet. Cutting that number in half would provide clean water for 100 million people. This is a situation of great danger, but also great potential.

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

Integration of Operating Divisions

Since being acquired by OriginClear in 2015, Progressive Water Treatment, Inc. has evolved into the Company’s fabrication and manufacturing division for all of the Company’s endeavors. The team at Modular Water Systems, headed by OriginClear Chief Engineer Daniel M. Early, is responsible for design and high-level engineering, and is fully integrated with PWT for the fabrication and manufacturing division to add incremental revenue for its modular product line, without requiring large increases in personnel.

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

Water On Demand

In addition to our MWS and PWT lines of business, we also plan to expand our planned water outsourcing program known as “Design Build Own and Operate” or “DBOO” through the launch of our Water on Demand business, which will largely be financed through our subsidiary, Water on Demand, Inc.. Typically, DBOO has been done for very large municipal and national projects. If we are successful in raising the necessary capital, we plan to deliver DBOO for smaller systems in the $250,000-$2,000,000 hardware range (treating between 5,000 and 100,000 gallons per day). With a growing number of local businesses doing their own water treatment, we see this as a promising and underserved market.

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

“The decentralized packaged/containerized water and wastewater treatment systems market, covering end users segments such as municipal, industrial, and commercial. The study forecasts the global market revenue to increase from $3.99 billion in 2016 to $6.08 billion in 2023, growing at a compound annual growth rate (CAGR) of 6.2%”.1

This is the market for MWS-engineered products and infrastructure solutions. As civil infrastructure ages and fails and as the costs for new and replacement infrastructure increase year over year, we believe engineers and end-users will search for new ways and methods of deploying water and wastewater systems that are less expensive to deliver and much less expensive to own and operate with the mission intent of substantially increasing the replacement intervals currently experienced by conventional materials of construction and conventional product delivery models.

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

[1]	Global Decentralized Packaged/Containerized Water and Wastewater Treatment Systems Market, Forecast to 2023, https://www.reportbuyer.com/product/4948731/global-decentralized-packaged-containerized-water-and-wastewater-treatment-systems-market-forecast-to-2023.html.

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

Organization

MWS has historically been integrated with PWT however, on April 14, 2023, the Company sold certain assets related to its Modular Water Service business to its wholly owned subsidiary Water on Demand, Inc. in exchange for 6,000,000 shares of Water on Demand, Inc. common shares. The assets included certain licenses, intellectual property and contracts.

The Company supports PWT and WODI including MWS with various administrative, accounting and marketing functions, from the Company’s headquarters in Florida. MWS personnel are primarily located in Virginia remote locations.

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

Employees

As of April 17, 2023, we had 35 employees, all of whom are full-time.

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

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2022, and 2021, we had working capital (deficit) of $(14,245,179) and $(12,826,008), respectively, and shareholders’ (deficit) of $(26,016,787) and $(22,321,917), respectively. For the years ended December 31, 2022 and 2021, we incurred net loss of $(10,790,721) and $(2,117,781), respectively. During the year ended December 31, 2022, we had a loss from operations of $6,582,722. As of December 31, 2022, we had an aggregate accumulated deficit of $108,966,645. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of December 31, 2022, we had outstanding convertible promissory notes in the aggregate amount of $4,274,255. All such debt is payable within the following thirty-six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

While our engineering and technology divisions are profitable, we are developing a new business in the Design-Build-Own-Operate sector, known as Water On Demand. We may not be able to generate revenue through the financing and management of these systems, and our long-term success depends on the performance and oversight of these systems. We expect that the amount of payments we may receive will be based upon the performance of our operating partners, and so we will be dependent on the successful operations of these partners for a significant portion of our revenues. We face risks inherent in such a delegated business model, many of which are outside of our control, including those arising from our reliance on the management and operating capabilities of our operating partners and the cyclicality of supply and demand for end-products produced using this business model. Should our managed contracts fail to achieve sufficient profitability in their operations, our payments would be diminished and our results of operations, cash flows and financial condition could be adversely affected, and any such effects could be material.

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

On March 11, 2020, the World Health Organization declared the current outbreak of a novel coronavirus disease 2019 (“COVID-19”) to be a global pandemic. The COVID-19 outbreak led (and may continue to lead) to disruptions in the global economy, including extreme volatility in the stock market and capital markets.

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

Although we have filed various patent applications for some of our original technologies, some have been abandoned or transferred. In some cases we have opted to protect our intellectual property through a trade secrets policy.

We protect our intellectual property through a combination of patents and trade secrets. Trade secrets do not provide the same level of protection as patents and patents may not provide meaningful protection or commercial advantage. In the US, patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from our applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar us from licensing our technology and bar us or our future licensees from exploiting any patents that issue from our pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from our applications may also be challenged by our competitors on the basis that they are otherwise invalid or unenforceable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,150. We believe these facilities are suitable and adequate to meet our current business requirements.

ITEM 3. LEGAL PROCEEDINGS.

On March 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “C6 Plaintiffs”), and C6 Capital LLC (“C6 Capital”) agreed to settle the dispute between the parties relating to a merchant cash advance agreement entered into on July 17, 2018. Pursuant to the terms of the settlement agreement, (i) C6 has vacated the judgment obtained by C6 Capital against the C6 Plaintiffs; (ii) C6 has released any and all bank levies, liens, security interests, powers of attorney, and other encumbrances its has against the C6 Plaintiffs; (iii) the C6 Plaintiffs have dismissed the plenary action commenced in the Supreme Court for the State of New York in and for the County of Broome against C6 Capital with prejudice and; (iv) the sister-state judgment C6 Capital obtained against the C6 Plaintiffs in California is currently in the process of being vacated by stipulation. Accordingly, the C6 Plaintiffs no longer owe any further amounts to C6 Capital with respect to the settlement agreement.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements. On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes. On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. On February 21, 2023, the Court denied OriginClear’s Motion to Set Aside the Settlement Agreement. On March 8, 2023, OriginClear appealed the Court’s decision to the United States Court of Appeals for the First Circuit.

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

Holders

As of April 17, 2023, we had approximately 571 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2022 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2022, as disclosed in the Notes to the financial statements included in this report.

Results of Operations for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31, 2022	December 31, 2021
Revenue	$10,376,573	$4,143,744
Cost of Goods Sold	8,881,276	3,574,060
Operating Expenses, Depreciation and Amortization	8,078,019	6,615,136

Loss from Operations before Other Income (Expense)	(6,582,722)	(6,045,452)

Other Income (Expense)	(4,207,999)	3,927,671

Net Income (Loss)	$(10,790,721)	$(2,117,781)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2022 and 2021 was $10,376,573 and $4,143,744, respectively. Cost of sales for the year ended December 31, 2022 and 2021, was $8,881,276 and $3,574,060, respectively. Revenue increased primarily due to our subsidiary’s increase in sales of its products.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2022 and 2021, were $2,727,030 and $2,841,331, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in marketing and investor relations expense.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2022 and 2021, were $4,459,763 and $3,612,988, respectively. General and administrative expenses increased primarily due to an increase in non-cash outside services expense.

Depreciation Expense

Depreciation expense for the years ended December 31, 2022 and 2021, were $39,959 and $44,817, respectively.

Other Income and Expenses

Other income and (expenses) decreased by $8,135,670 to $(4,207,999) for the year ended December 31, 2022, compared to $3,927,671 for the year ended December 31, 2021. The decrease was predominantly the result of a decrease in non-cash accounts associated with the fair value of the derivatives in the amount of $8,891,605, decrease in other income in the amount of $156,979, decrease in gain on write off of loans payable in the amount of $77,233, decrease in unrealized gain on investment securities in the amount of $245,645, and settlement for non-conversion of common stock in the amount of $13,500, offset by an increase in impairment of asset for sale in the amount of $2,000, decrease is loss on conversion of preferred stock in the amount of $929,870, loss on exchange of preferred stock in the amount of $40,000, and decrease in interest expense in the amount of $279,422.

Net Income (Loss)

Our net loss increased by $8,672,940 to $(10,790,721) for the year ended December 31, 2022, compared to net loss of $(2,117,781) for the year ended December 31, 2021. The majority of the increase in net loss was due primarily to an increase in other income and expenses associated with the net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2022, total cash used in operations was $4,648,365. As of December 31, 2022, we had a working capital deficit of $14,245,179 and a shareholders’ deficit of $26,016,787. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from investors in the year ended December 31, 2022, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations.

At December 31, 2022 and December 31, 2021, we had cash of $1,354,814 and $706,421, respectively, and working capital deficit of $14,245,179 and $12,826,008, respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities.

During the year ended December 31, 2022, we raised an aggregate of $5,067,777 in offerings of preferred stock and $1,347,500 in convertible secured promissory notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(4,648,365) for the year ended December 31, 2022, compared to $(4,843,130) for the year ended December 31, 2021. The decrease of $194,765 in cash used in operating activities was due primarily to a decrease in loss on conversion of debt and shares issued for services.

Net cash flows (used in) investing activities for the year ended December 31, 2022 and 2021 were $(1,158,904) and $(18,000), respectively. The net increase in cash used in investing activities was primarily due to an increase in purchase of SPAC related Class B shares and notes payables.

Net cash flows provided by financing activities was $6,455,662 for the year ended December 31, 2022, as compared to $5,151,430 for the prior year ended December 31, 2021. The increase in cash provided by financing activities was primarily due to proceeds from issuances of preferred stock and promissory notes.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLORES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	71	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Prasad Tare	48	Chief Financial Officer

Tom Marchesello	53	Chief Operating Officer

Anthony Fidaleo	64	Director

Jean-Louis Kindler	60	Director

Byron Elton	68	Director

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

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2022, as well as acted by unanimous written consent.  All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer for the years ended 2022 and 2021:

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry,	2022	360,000	-	-	-	-	-	3,000	363,000
Chairman of the Board, Secretary & Treasurer, President and CEO	2021	360,000	32,500	-	-	-	-	3,000	395,500

Prasad Tare, (1)	2022	180,000	10,000	-	-	-	-	3,000	193,000
Chief Financial Officer	2021	98,864	15,000	-	-	-	-	1,250	115,114

Tom Marchesello,	2022	150,000	-	-	-	-	-	-	150,000
Chief Operating Officer	2021	150,000	-	-	-	-	-	-	150,000

(1)	Mr. Tare was appointed Chief Financial Officer in June 2021.

Outstanding Equity Awards at 2022 Fiscal Year-End

There were no stock option plans outstanding as of December 31, 2022.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who is paid an annual salary of $360,000. Bonus payments, if any, are determined by the Board of Directors. We currently do not have an employment agreement with our Chief Financial Officer, Mr. Tare who is paid an annual salary of $180,000. For the year ended 2022, our Chief Financial Officer received a bonus in the amount of $10,000. We currently do not have an employment agreement with our Chief Operating Officer, Mr. Marchesello, who is paid an annual salary of $150,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2023, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 1,118,939,374 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President (2)	2,754,076	*

Tom Marchesello, Chief Operating Officer	2,637,223	*

Anthony Fidaleo, Director	168	*

Byron Elton, Director	166	*

Jean-Louis Kindler, Director	1	*

Directors and executive officers as a group (5 persons)	5,391,636	*

Ronald Von Soosten	101,673,335	9.1%

R. Ivan Anzulovich	69,177,389	6.2%

*	Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 13575 58th Street North, Suite 200, Clearwater, FL 33760.

(2)	Mr. Eckelberry also owns all 1,000 shares outstanding shares of our Series C preferred stock which entitles Mr. Eckelberry to 51% of the total voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

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

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered in 2022 and 2021. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. We engaged M&K as our independent registered public accounting firm on September 30, 2019.

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2022 – M&K CPAS, PLLC	$94,323	$-	$-	$-
2021 – M&K CPAS, PLLC	$86,525	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2022 and 2021, to M&K CPAS, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters except for fees incurred relating to Company’s regulation A offering included in Audit Fees above.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2022 and 2021, respectively.

All Other Fees

There were no fees billed to us by M&K CPAS, as applicable, for services rendered to us during the fiscal years ended December 31, 2022 and 2021, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Certificate of Designation of Series A Preferred Stock (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)

3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (18)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (19)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (19)
3.22	Certificate of Designation of Series G Preferred Stock (20)
3.23	Certificate of Designation of Series I Preferred Stock (21)
3.24	Certificate of Designation of Series J Preferred Stock (21)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (29)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019 (22)
3.27	Certificate of Designations of Series K Preferred Stock (23)
3.28	Certificate of Designations of Series L Preferred Stock (23)
3.29	Amended and Restated Certificate of Designations of Series M Preferred Stock (24)
3.30	Certificate of Designations of Series O Preferred Stock (25)
3.31	Certificate of Designations of Series P Preferred Stock (25)
3.32	Certificate of Designation of Series Q Preferred Stock (26)
3.33	Certificate of Designation of Series R Preferred Stock (27)
3.34	Certificate of Designation of Series S Preferred Stock (28)
3.35	Certificate of Designation of Series T Preferred Stock (14)
3.36	Certificate of Designation of Series U Preferred Stock (15)
3.37	Fourth Amended and Restated Certificate of Designation of Series V Preferred Stock (30)
3.38	Certificate of Designation of Series W Preferred Stock (16)
3.39	Certificate of Amendment to Articles of Incorporation (29)
3.40	Certificate of Designation of Series X Preferred Stock (31)
3.41	Certificate of Designation of Series Y Preferred Stock (32)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act*
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2021.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2017 filed with the SEC on April 17, 2018.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and filed with the SEC on August 14, 2018.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 filed with the SEC on August 19, 2019.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 filed with the SEC on July 6, 2020.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 filed with the SEC on November 23, 2020.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021.
(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2018 filed with the SEC on April 25, 2019.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2021.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2022 filed with the SEC on April 7, 2022.

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

Date: April 17, 2023	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director and Chief Executive Officer

Date: April 17, 2023	By:	/s/ Prasad Tare
Prasad Tare
Chief Financial Officer

Date: April 17, 2023	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 17, 2023	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: April 17, 2023	By:	/s/ Byron Elton
Byron Elton
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, TX

April 17, 2023

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$636,024	$141,421
Restricted cash	718,790	565,000
Contracts receivable, net allowance of $17,315 and $0, respectively	2,479,123	2,150,967
Fair value investment in securities	27,125	198,918
Contract assets	1,479,491	378,932
Inventory assets	-	2,850
Prepaid expenses	25,000	13,111
TOTAL CURRENT ASSETS	5,365,553	3,451,199
NET PROPERTY AND EQUIPMENT	177,069	213,391

OTHER ASSETS
Long term assets held for sale	400,000	514,000
SPAC Class B common shares purchase cost	400,000	-
Fair value investment-securities	2,400	17,600
Trademark	4,467	4,467
TOTAL OTHER ASSETS	806,867	536,067
TOTAL ASSETS	$6,349,489	$4,200,657

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other payable	$3,784,747	$1,452,229
Accrued expenses	1,633,904	1,533,404
Cumulative preferred stock dividends payable	415,597	356,728
Contract liabilities	932,458	1,886,946
Capital lease, current portion	-	7,985
Tax liability 83(b)	15,600	-
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Loan payable, merchant cash advance	30,646	80,646
Loans payable, SBA	149,790	150,000
Derivative liabilities	9,578,904	6,526,129
Series F 8% Preferred Stock, 60 and 160 shares issued and outstanding, redeemable value of $60,000 and $160,000 respectively	60,000	160,000
Series F 8% Preferred Stock, 0 and 100 shares issued and outstanding, respectively redeemable value of $0 and $100,000 respectively	-	100,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 235 shares issued and outstanding, respectively, redeemable value of $25,000 and $235,000, respectively	25,000	235,000
Series K 8% Preferred Stock, 407.15 and 580.65 shares issued and outstanding, respectively, redeemable value of $407,150 and $580,650, respectively	407,150	580,650
Convertible secured promissory note (Note 5)	1,347,500	-
Convertible promissory notes, net of discount of $0 and $3,743, respectively	1,037,983	3,016,037
Total Current Liabilities	19,610,732	16,277,207

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	1,888,772	62,275
Total Long Term Liabilities	1,888,772	62,275
Total Liabilities	21,499,504	16,339,482

COMMITMENTS AND CONTINGENCIES (See Note 11)

Series J Convertible Preferred Stock, 210 and 215 shares of issued and outstanding, respectively, redeemable value of $210,000 and $215,000, respectively	210,000	215,000
Series L Convertible Preferred Stock, 320.495 and 609.825 shares of issued and outstanding, respectively redeemable value of 320,495 and 609.825, respectively	320,495	609,825
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 230 and 615 shares issued and outstanding, respectively, redeemable value of $230,000 and $615,000, respectively	230,000	615,000
Series P Convertible Preferred Stock, 30 and 57.5 shares issued and outstanding, respectively redeemable value of $30,000 and $57,500, respectively	30,000	57,500
Series Q 12% Convertible Preferred Stock, 615 and 515 shares issued and outstanding, respectively, redeemable value of $615,000 and $515,000, respectively	615,000	515,000
Series R 12% Convertible Preferred Stock, 2,828 and 3,432.267 shares issued and outstanding, respectively, redeemable value of $2,828,000 and $3,432,267, respectively	2,828,000	3,432,267
Series S 12% Convertible Preferred Stock, 170 and 170 shares issued and outstanding, respectively, redeemable value of $170,000 and $170,000, respectively	170,000	170,000
Series T 10% Convertible Preferred Stock, 0 and 630, respectively, redeemable value of $0 and $630,000, respectively	-	630,000
Series U Convertible Preferred Stock, 385 and 1,066.5, respectively, redeemable value of $385,000 and $1,066,500, respectively	385,000	1,066,500
Series V Convertible Preferred Stock, 0 and 4, respectively, redeemable value of $0 and $400,000, respectively	-	400,000
Series W 12% Convertible Preferred Stock, 819.5 and 744.5, respectively, redeemable value of $819,500 and $744,500, respectively	819,500	744,500
Series X Convertible Preferred Stock, 250 and 250, respectively, redeemable value of $250,000 and $250,000, respectively	250,000	250,000
Series Y Convertible Preferred Stock, 3751.277 and 470, respectively, redeemable value of $3,751,277 and $470,000, respectively	3,751,277	470,000
Series Z Convertible Preferred Stock, 250 and 0, respectively, redeemable value of $250,000 and $0, respectively	250,000	-
	10,866,772	10,183,092
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 550,000,000 shares authorized
1,475 shares of Series A issued and outstanding, respectively	-	-
1,000,100 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
0 and 1,537,213 shares of Series E issued and outstanding, respectively	-	154
Subscription payable for purchase of equipment	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 1,013,369,185 and 306,883,932 equity shares issued and outstanding, respectively	101,337	30,688
Additional paid in capital - Common stock	82,745,503	75,720,147
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(108,966,645)	(98,175,924)
TOTAL SHAREHOLDERS’ DEFICIT	(26,016,787)	(22,321,917)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,349,489	$4,200,657

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31, 2022	December 31, 2021

Sales	$10,376,573	$4,143,744
Cost of Goods Sold	8,881,276	3,574,060
Gross Profit	1,495,297	569,684

Operating Expenses
Selling and marketing expenses	2,727,030	2,841,331
General and administrative expenses	4,459,763	3,612,988
Impairment of receivable from SPAC	737,267	-
Impairment of asset for sale	114,000	116,000
Depreciation and amortization expense	39,959	44,817
Total Operating Expenses	8,078,019	6,615,136

Loss from Operations	(6,582,722)	(6,045,452)

OTHER INCOME (EXPENSE)
Other income	352,827	509,806
Gain on write off of loans payable	75,000	152,233
Gain (Loss) on conversion of preferred stock	(434,380)	(1,364,250)
Loss on exchange of preferred stock	-	(40,000)
Unrealized Gain (Loss) on investment securities	(186,994)	58,651
Cash settlement for non-conversion of common stock	(13,500)	-
Gain (Loss) on net change in derivative liability and conversion of debt	(3,052,775)	5,838,830
Interest and dividend expense	(948,177)	(1,227,599)
TOTAL OTHER (EXPENSE) INCOME	(4,207,999)	3,927,671

NET INCOME (LOSS)	$(10,790,721)	$(2,117,781)

WARRANTS DEEMED DIVIDENDS	-	(2,037,849)

NET (LOSS) ATTRIBUTABLE TO SHAREHOLDERS INCOME	$(10,790,721)	$(4,155,630)

BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.02)	$(0.02)

DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO SHAREHOLDERS’	$(0.02)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC	679,049,314	180,500,778
DILUTED	679,049,314	180,500,778

The accompanying notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	YEAR ENDED DECEMBER 31, 2021
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2020	34,038,213	$3,404	$6,331,409	65,052,688	$6,505	$64,265,217	$100,000	$(132)	$(94,020,294)	$(29,645,300)
Common stock issuance for conversion of debt and accrued interest	-	-	-	13,927,622	1,393	132,312	-	-	-	133,705
Common stock issued at fair value for services	-	-		33,476,294	3,348	2,226,347	-	-	-	2,229,695
Common stock issued for conversion of Series D1 Preferred stock	(1,000,000)	(100)	-	68,571	7	5,547	-	-	-	5,454
Common stock issued for conversion of Series J Preferred stock	-	-	(57,500)	1,705,023	170	57,330	-	-	-	57,500
Common stock issued for conversion of Series L Preferred stock	-	-	(522,757)	18,624,403	1,862	520,895	-	-	-	522,757
Common stock issued for Series O Preferred stock dividends	-	-	-	790,089	79	(79)	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	(1,260,000)	36,868,798	3,687	1,256,313	-	-	-	1,260,000
Common stock issued for conversion of Series P Preferred stock	-	-	(299,000)	9,558,329	956	298,044	-	-	-	299,000
Common stock issued for make good shares for Series P Preferred stock	-	-	-	633,282	63	(63)	-	-	-	-
Common stock issued for conversion of Series Q Preferred stock	-	-	(525,000)	15,064,168	1,506	523,494	-	-	-	525,000
Common stock issued for conversion of Series R Preferred stock	-	-	(1,932,650)	79,112,450	7,911	1,924,739	-	-	-	1,932,650
Common stock issued for conversion of Series S Preferred stock	-	-	(195,000)	5,495,406	550	194,450	-	-	-	195,000
Common stock issued in conjunction with the sale of Series X Preferred stock	-	-	-	1,798,562	180	(180)	-	-	-	-
Common stock issued for conversion of Series U Preferred stock	-	-	(495,000)	16,169,815	1,617	493,383	-	-	-	495,000
Common stock issued for conversion of Series W Preferred stock	-	-	(258,500)	7,538,432	754	257,746	-	-	-	258,500
Issuance of Series M Preferred stock through a private placement	-	-	29,425	-	-	-	-	-	-	-
Issuance of Series R Preferred stock through a private placement	-	-	2,480,750	-	-	-	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	470,000	-	-	-	-	-	-	-
Issuance of common stock for the exercise of Series R warrants purchased for cash	-	-	-	1,000,000	100	49,900	-	-	-	50,000
Issuance of Series T Preferred stock in exchange for property	-	-	630,000	-	-	-	-	-	-	-
Issuance of Series U Preferred stock in exchange for property	-	-	1,960,000	-	-	-	-	-	-	-
Issuance of Series X Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	15,000	-	-	-	-	-	-	-
Exchange of Series G Preferred Stock for Series R Preferred stock	-	-	15,000	-	-	-	-	-	-	-
Exchange of Series G Preferred Stock for Series S Preferred stock	-	-	365,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series R Preferred stock	-	-	317,400	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	245,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series R Preferred stock	-	-	1,821,765	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	758,000	-	-	-	-	-	-	-
Exchange of Series M Preferred Stock for Series R Preferred stock	-	-	40,000	-	-	-	-	-	-	-
Loss on issuance of Preferred Stock	-	-	-	-	-	125,000	-	-		125,000
Loss on conversion of Preferred Stock	-	-	-	-	-	1,239,250	-	-	-	1,239,250
Issuance of common stock warrants deemed dividends	-	-	-	-	-	2,037,849	-	-	(2,037,849)	-
Adjustment to Series L Preferred stock	-	-	500	-	-	(500)	-	-	-	(500)
Adjustment to Series M Preferred stock	-	-	(750)	-	-	750	-	-	-	750
Stock based compensation	-	-	-	-	-	112,403	-	-	-	112,403
Net Loss	-	-	-	-	-	-	-	-	(2,117,781)	(2,117,781)
Balance at December 31, 2021	33,038,213	$3,304	$10,183,092	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$(98,175,924)	$(22,321,917)

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	YEAR ENDED DECEMBER 31, 2022
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2021	33,038,213	$3,304	$10,183,092	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$(98,175,924)	$(22,321,917)
Common stock issuance for conversion of debt and accrued interest	-	-	-	39,900,514	3,990	266,556	-	-	-	270,546
Common stock issued at fair value for services	-	-	-	63,201,050	6,320	1,427,508	-	-	-	1,433,828
Common stock issued for conversion of Series E Preferred stock	(1,537,213)	(154)	-	76,865	7	147	-	-	-	-
Common stock issued for conversion of Series J Preferred stock	-	-	(5,000)	512,737	51	4,949	-	-	-	5,000
Common stock issued for conversion of Series L Preferred stock	-	-	(284,080)	25,145,849	2,515	281,565	-	-	-	284,080
Common stock issued for conversion of Series O Preferred stock	-		(385,000)	40,646,122	4,065	380,935	-	-	-	385,000
Common stock issued for conversion of Series P Preferred stock	-		(27,500)	3,527,317	353	27,147	-	-	-	27,500
Common stock issued for conversion of Series Q Preferred stock	-		(100,000)	12,642,226	1,264	98,736	-	-	-	100,000
Common stock issued for conversion of Series R Preferred stock	-	-	(604,267)	44,494,096	4,449	599,818	-	-	-	604,267
Common stock issued for conversion of Series T Preferred stock	-	-	(630,000)	86,281,921	8,628	621,372	-	-	-	630,000
Common stock issued for conversion of Series U Preferred stock	-	-	(681,500)	36,497,792	3,650	677,850	-	-	-	681,500
Common stock issued for conversion of Series W Preferred stock	-	-	(245,000)	21,489,284	2,149	242,851	-	-	-	245,000
Common stock issued for conversion of Series Y Preferred stock	-		(2,000,000)	150,578,177	15,058	1,984,942	-	-	-	2,000,000
Common stock issued for Series O Preferred stock dividends	-	-	-	1,256,639	126	(126)	-	-	-	-
Common stock issued for make good shares for Series P Preferred Stock	-	-	-	518,232	52	(52)	-	-	-	-
Common stock issued for make good shares for Series R Preferred Stock	-	-	-	1,041,662	104	(104)	-	-	-	-
Common stock issued for conversion settlement	-		-	179,090,390	17,909	(17,909)	-	-	-	-
Common stock returned for non conversion	-	-	(5,250)	(409,518)	(41)	(5,209)	-	-	-	(5,250)
Common stock forfeited	-	-	-	(6,102)	-	-	-	-	-	-
Issuance of Series A Preferred stock granted to Series Y investors	1,475	-	-	-	-	-	-	-	-	-
Issuance of Series C Preferred stock for supermajority voting rights	1,000,000	-	-	-	-	-	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	4,881,277	-	-	-	-	-	-	-
Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	200,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	210,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	110,000	-	-	-	-	-	-	-
Loss on conversion of Preferred Stock	-	-	-	-	-	434,380	-	-	-	434,380
Net Loss	-	-	-	-	-	-	-	-	(10,790,721)	(10,790,721)
Balance at December 31, 2022	32,502,575	$3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$(108,966,645)	$(26,016,787)

The accompany notes are an integral part of these audited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(10,790,721)	$(2,117,781)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,959	44,817
Stock compensation expense	-	112,403
Gain on convertible note receivable	-	(149,867)
Common and preferred stock issued for services	1,433,828	2,229,695
(Gain) Loss on net change in valuation of derivative liability	3,052,775	(5,838,830)
Debt discount recognized as interest expense	3,743	68,839
Net unrealized (gain)loss on fair value of securities	186,993	(58,651)
Loss on exchange of preferred stock	-	40,000
Loss on issuance of preferred stock	-	125,000
SBA loan forgiven	-	(355,000)
Impairment of assets held for sale	114,000	116,000
(Gain) Loss on conversion of preferred stock	434,380	1,239,250
Gain on write off of payable	(50,000)	(152,233)
Impairment of receivable from SPAC	737,267	-
Change in Assets (Increase) Decrease in:
Contracts receivable	(328,156)	(1,712,537)
Contract asset	(1,100,559)	(230,198)
Inventory asset	2,850	(2,850)
Prepaid expenses and other assets	(11,889)	39,617
Other receivable	-	3,797
Change in Liabilities Increase (Decrease) in:
Accounts payable	2,350,309	160,406
Accrued expenses	215,744	48,598
Tax liability 83(b)	15,600	-
Contract liabilities	(954,488)	1,546,395
NET CASH USED IN OPERATING ACTIVITIES	(4,648,365)	(4,843,130)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of Class B Common Shares in SPAC	(400,000)	-
Purchase of SPAC notes payables	(737,267)	-
Purchase of fixed assets	(21,637)	(18,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,158,904)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(7,985)	(9,088)
Repayment of loans, net	-	(105,000)
Repayment of loans, related party, net	-	(94,883)
Redemption of preferred stock	-	(25,000)
Net payments on cumulative preferred stock dividends payable	58,870	100,454
Net proceeds from convertible notes	-	60,000
Payoff on convertible promissory notes	-	(15,228)
Proceeds for the purchase of warrants	-	50,000
Convertible secured promissory notes	1,347,500	-
Return of investment and common shares	(10,500)	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	5,067,777	5,190,175
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,455,662	5,151,430
NET INCREASE IN CASH	648,393	290,300
CASH BEGINNING OF YEAR	706,421	416,121
CASH END OF YEAR	$1,354,814	$706,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$951,531	$828,638
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$270,546	$133,705
Issuance of Series T preferred shares in exchange for property	$-	$630,000
Issuance of Series O dividends	$126	$79
Preferred stock converted to common stock - mezzanine	$4,962,347	$5,545,409
Exchange from mezzanine to liability	$520,000	$3,537,167
Issuance of warrants deemed dividends	$-	$2,037,849
Fair value of derivative at issuance	$-	$54,652
Common stock issued as settlement	$17,909	$-
Conversion of preferred stock to common stock	$154	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2022 AND 2021

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the “Company”) was incorporated in the state of Nevada on June 1, 2007 . The Company, which was then based in Los Angeles, California, began operations on June 1, 2007. The Company began its planned principal operations in December, 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT was expected to license regional joint ventures for water treatment. On January 22, 2020 the Company entered into a strategic partnership with Permionics Separations Solutions, Inc., a unit of India’s Permionics Group (“Permionics”) for the Asia-Pacific Region and terminated all activities of OCT in Hong Kong, China, working instead with Permionics when applicable. As of December 31, 2022, OCT has limited assets and no current operations.

On October 1, 2015, the Company completed the acquisition of 100% of the total issued and outstanding stock of Progressive Water Treatment, Inc. (“PWT”). PWT, which is based in Dallas, Texas, is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems and is included in these consolidated financial statements as a wholly owned subsidiary.

On July 19, 2018, the Company announced the launch of its Modular Water Treatment Division - Modular Water Systems (“MWS”). MWS designs, manufactures and implements advanced prepackaged wastewater treatment, pump stations and custom systems with primary focus on decentralized opportunities away from the very competitive large municipal wastewater treatment plants. These decentralized opportunities include: rural communities, housing developments, industrial sites, schools and many more. MWS is a division of PWT.

In May 2020, the Company relocated its principal offices to 13575 58th Street North, Suite 200, Clearwater, FL 33760.

On April 13, 2021, the Company announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to launch its newly incubated outsourced water treatment business called Water On Demand (“WOD”). The WOD model intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”.

On May 10, 2021, the Company announced that it had filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. On May 16, 2021, the Company applied for a registered trademark for the mark $H2O as the blockchain system representing this activity. As of December 31, 2022, there is no plan to actively develop a blockchain-based asset. The Company is aware of a high level of regulatory oversight in this area, and if implementation of $H20 is delayed or terminated altogether by reason of regulatory issues, it will employ traditional payment systems.

In November 2021, the Company created additional Water on Demand (WOD) subsidiaries - Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created in November 2021 to permit optional segmenting of capital pools according to strategic partnerships. The Company is now simplifying this structure by placing all funds in WOD #1 and tracking the partnerships within that company.

On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc. (“WODI”), which will hold the assets, liabilities, intellectual property and business operations of the WOD business. WODI is designed to select projects, fully qualify them, provide financing for DBOO service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors.

On December 22, 2022, WODI entered into a Membership Interest Purchase and Transfer Agreement (the “Purchase Agreement”) with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller”, and collectively, the “Sellers”) and Fortune Rise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which WODI purchased 100 membership interests in the Sponsor (“Purchased Interests”) from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor owns 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B common stock (the “Class B Common Stock”) of Fortune Rise Acquisition Corporation, a Delaware Corporation (the “SPAC”). On December 29, 2022, the Company announced that its subsidiary, Water On Demand, Inc. has closed the acquisition of Fortune Rise Sponsor, LLC, which is the sponsor of Fortune Rise Acquisition Corp.

On January 5, 2023, WODI signed a non-binding Letter of Intent with Fortune Rise Acquisition Corporation, a Delaware corporation (“Fortune Rise”), under which Fortune Rise proposes to acquire all the outstanding securities of WODI, based on certain material financial and business terms and conditions being met.

On February 7, 2023, Fortune Rise Acquisition Corporation (Nasdaq: FRLA) and OriginClear Inc. announced that WODI deposited $977,500 (the "Second Extension Payment") into the Company's trust account for its public shareholders, representing $0.10 per public share, which enables FRAC to extend the period of time it has to consummate its initial business combination by an additional three months from February 5, 2023 to May 5, 2023 (the "Second Extension").

In a meeting on April 10, 2023, FRAC shareholders agreed to a final extension of the period of time it has to consummate its initial business combination by an additional six months from May 5, 2023 to November 5, 2023.

Line of Business

OriginClear is a water technology company and a provider of water treatment solutions as a master licensee of a breakthrough water equipment technology. The Company has developed in-depth capabilities under the umbrella brand of OriginClear Tech Group™ (www.originclear.tech). OTG designs, engineers, manufactures, and distributes water treatment solutions for commercial, industrial, and municipal end markets. This technology enables the Company to offer prefabricated, modular water systems, which are suited for local businesses. The Company also plans to deploy this technology for outsourced water treatment programs in which the customer pays by the gallon, without capital expenditure. Blockchain technology may be employed to streamline payments. Through the acquisition of Progressive Water Treatment Inc., the Company is primarily engaged in providing water treatment systems and services for a wide variety of applications and component sales.

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2022, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $10,376,573 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., Water on Demand Inc., Water On Demand1, Inc., Water On Demand2, Inc., Water On Demand3, Inc. and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2022, the cash balance in excess of the FDIC limits was $1,104,814. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the years ended December 31, 2022 and 2021, respectively, as the inclusion of any potential shares in the year ended December 31, 2022, would have had an anti-dilutive effect due to the Company generating a loss.

	For the Years Ended
	2022	2021
Loss to common shareholders (Numerator)	$(10,790,721)	$(4,155,630)

Basic weighted average number of common shares outstanding (Denominator)	679,049,314	180,500,778

Diluted weighted average number of common shares outstanding (Denominator)	1,565,960,918	180,500,778

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
December 31, 2022
Warrant shares	94,973,989
Convertible debt shares	1,416,717	886,911,604
Preferred shares	31,500,000

December 31, 2021
Warrant shares	206,638,283
Convertible debt shares	407,916,803
Preferred shares	33,037,213

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $17,315 and $0 as of December 31, 2022 and 2021, respectively. The net contract receivable balance was $2,479,123 and $2,150,967 at December 31, 2022 and 2021, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2022 and 2021, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $25,000 and $13,111 at December 31, 2022 and December 31, 2021, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $206,285 and $184,017 for the years ended December 31, 2022 and 2021, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	December 31,
	2022	2021
Machinery and Equipment	$383,569	$383,569
Computer Equipment	66,493	62,854
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	607,012	603,373
Less accumulated depreciation	(429,943)	(389,982)
Net Property and Equipment	$177,069	$213,391

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

Depreciation expense during the year ended December 31, 2022 and 2021, was $39,959 and $44,817, respectively.

Other Assets

1.	Long Term Asset Held for Sale

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

The Company has actively listed the residential real property for sale since July 2021. However, based on indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements.

Throughout the year 2022, the Company continued its efforts to sell the residential real property and after evaluating several offers, it is now actively pursuing an offer for $400,000, which is $114,000 below the previously adjusted value and is indicative of the current real estate market conditions in Buenos Aires, Argentina. Based on that indicator of impairment, during the year ended December 31, 2022, the Company further adjusted the previous value of the long term asset for sale from $514,000 to $400,000 on the balance sheet and recorded an impairment of $114,000 in the consolidated financial statements.

2.	Stock-Based Compensation

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2022 and 2021.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2022	$29,525	$29,525	$-	$-
Investment at fair value-securities, December 31, 2021	$216,518	$216,518	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2022	$9,578,904	$-	$-	$9,578,904
Derivative Liability, December 31, 2021	$6,526,129	$-	$-	$6,526,129

The derivative liabilities consist of $8,112,220 for convertible notes outstanding and $1,466,684 for warrants outstanding for an aggregate of $9,578,904.

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2021	$12,310,307
Fair value of derivative liabilities issued	54,652
Net loss on conversion of debt and change in derivative liabilities	(5,838,830)
Balance as of December 31, 2021	6,526,129
Net gain on conversion of debt and change in derivative liabilities	3,052,775
Balance as of December 31, 2022	$9,578,904

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2022	12/31/2021
Risk free interest rate	4.12% - 4.76%	0.05% - 0.73%
Stock volatility factor	91.0% - 154.0%	94.0% - 199.0%
Weighted average expected option life	6 mos - 5 yrs	6 mos - 5 yrs
Expected dividend yield	None	None

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current financial statements for comparative purpose. There was no material effect on the Company’s previously issued financial statements.

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

OriginClear, Inc Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of December 31, 2022, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of December 31, 2022, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holder’s discretion. During the year ended December 31, 2022, the Company issued an aggregate of 76,865 shares of common stock upon conversion of 1,537,213 shares of Series E preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were no shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the year ended December 31, 2022, the Company exchanged 200 shares of Series F preferred stock for 200 shares of Series Q preferred stock. As of December 31, 2022, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of December 31, 2022, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2022, the Company exchanged an aggregate of 210 shares of Series I preferred stock for 210 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. During the year ended December 31, 2022, the Company issued an aggregate of 512,737 shares of common stock upon conversion of 5 shares of Series J preferred stock, for a loss in the amount of $5,203. As of December 31, 2022, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2022, the Company redeemed an aggregate of 63.5 shares of Series K preferred stock equal to the stated value of $63,500 and exchanged an aggregate of 110 shares of Series K preferred stock for 110 shares of Series W preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 407 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $407,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. During the year ended December 31, 2022, the Company issued an aggregate of 25,145,849 shares of common stock upon conversion of 284 shares of Series L preferred stock, for a loss in the amount of $358,585. As of December 31, 2022, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of December 31, 2022, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2022, the Company issued an aggregate of 40,646,122 shares of common stock upon conversion of 385 shares of Series O preferred stock and issued an aggregate of 1,256,639 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 230 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. During the year ended December 31, 2022, the Company issued an aggregate of 3,527,317 shares of common stock upon conversion of 28 shares of Series P preferred stock, for a loss in the amount of $70,592. As of December 31, 2022, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2022, the Company issued an aggregate of 12,642,226 shares of common stock upon conversion of 100 shares of Series Q preferred stock and exchanged 200 shares of Series F preferred stock for 200 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 615 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company will have the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the year ended December 31, 2022, the Company issued an aggregate of 44,494,096 shares of common stock upon conversion of 604 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 2,828 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. As of December 31, 2022, there were 170 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T had a stated value of $1,000 per share, and entitled holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable monthly. The Series T holders are not entitled to any voting rights except as may be required by applicable law. The Series T is convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company will have the right (but no obligation) to redeem the Series T at any time while the Series T are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which may be exercised at any time in whole or in part. Per the SPA, the Series T, including any convertible shares acquired pursuant to exercise of the warrants, the Company shall pay 10% annual dividends in cash, paid monthly. Purchaser may convert any portion of the Series T, including convertible shares acquired pursuant to exercise of the warrants, at any time into shares of the Company’s common stock at an agreed upon conversion rate per terms of the SPA. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale. The fair value of the warrants associated with acquiring 25,200,000 preferred shares were valued at $2,037,849, using the Black Scholes model and accounted for as deemed dividends and reflected in stockholder’s equity as accumulated paid in capital.

The Company has actively listed the residential real property for sale since July 2021. However, based on indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements.

Throughout the year 2022, the Company continued its efforts to sell the residential real property and after evaluating several offers it is now actively pursuing an offer for $400,000, which is $114,000 below the previously adjusted value and is indicative of the current real estate market conditions in Buenos Aires Argentina. Based on that indicator of impairment, during the year ended December 31, 2022, the Company further adjusted the previous value of the long term asset for sale from $514,000 to $400,000 on the balance sheet and recorded an impairment of $114,000 in the consolidated financial statements. The Company expects the sale to be completed in Q1, 2023. During the year ended December 31, 2022, the Company issued an aggregate of 86,281,921 shares of common stock upon conversion of 630 shares of Series T preferred stock. As of December 31, 2022, there were no shares of Series T preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the year ended December 31, 2022, the Company issued an aggregate of 36,497,792 shares of common stock upon conversion of 682 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 385 shares of Series U preferred stock issued and outstanding, along with 6,246,000 Series B warrants (with an exercise price of $0.25), and 1,561,500 Series C warrants (with an exercise price of $1.00) issued and outstanding with a fair value of $16,482 on the original issuance. The warrants were valued using the Black Scholes model (See Note 4).

Series V

On December 1, 2021, the Company filed a certificate of withdrawal of the Company’s certificate of designation of Series V preferred stock and filed a certificate of designation for a new series of Series V preferred stock with the Secretary of State of Nevada. Pursuant to the Series V COD, the Company designated 3,000 shares of preferred stock as Series V. The Series V has an original issue price of $100,000 per share, and holders are entitled to an annual distribution of 25% of annual net profits of newly established Company wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series V holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series V is convertible into common stock of the Company pursuant to the Series V COD, provided that, the Series V may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series V at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid distributions of 25% of subsidiary’s annual net profits. During the year ended December 31, 2022, the Company exchanged 4 shares of Series V preferred stock for 4 shares of Series Y preferred stock, and exchanged an aggregate of 3,200,000 warrants associated with the Series V into Series Y. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were no shares of Series V preferred stock issued and outstanding.

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the year ended December 31, 2022, the Company issued 110 shares of Series W preferred stock in exchange for 110 shares of Series K preferred stock, issued 210 shares of Series W preferred stock in exchange for 210 shares of Series I preferred stock and issued an aggregate of 21,489,284 shares of common stock upon conversion of 245 shares of Series W preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2022, there were 820 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X has a stated value of $10,000 per share. The Series X holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series X is convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders will have the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also have the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement.  As of December 31, 2022, there were 25 shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders are entitled to receive shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc. Between January 20, 2022 and January 25, 2022, the Company issued 4 shares of Series Y preferred stock in exchange for 4 shares of Series V preferred stock for an aggregate value of $400,000, and issued an aggregate of 3,200,000 warrants with a fair value of $93,915 upon original issuance to the Series Y investors. During the year ended December 31, 2022, the Company issued an aggregate of 150,578,177 shares of common stock upon conversion of 20 shares of Series Y preferred stock. Per the Series Y COD, $2,640,639 of the $5,281,277 aggregate received for Series Y during the year ended December 31, 2022 was classified as restricted cash. As of December 31, 2022, there were 37.5 shares of Series Y preferred stock along with 45,650,216 warrants with a fair value of $514,153 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants with a fair value of $27,589 (with an exercise price of $0.10) to Series Z holders. As of December 31, 2022, there were 25 shares of Series Z preferred stock issued and outstanding.

As of December 31, 2022, the Company accrued aggregate dividends in the amount of $415,597 for all series of preferred stock.

The Series J, Series L, Series M, Series O, Series P, Series Q Series R, Series S, Series T, Series U, Series V, Series W, Series X, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Water On Demand, Inc. (‘WODI’) Preferred Stock

On April 22, 2022, WODI designated 50,000,000 shares of authorized Preferred Stock at $0.0001 par value per share.

On October 13, 2022, the Company filed certificates of designation for the Series A Preferred Stock and Series C Preferred Stock.  1,000,000 shares are designated as Series A Preferred Stock and 1,000,000 shares are designated as Series C Preferred Stock.

Series A

On October 13, 2022, the Company designated 1,000,000 shares of its authorized preferred stock as Series A preferred stock. The shares of Series A preferred stock are reserved for issuance to the holders of the Series Y preferred shares in WODI’s parent entity, Originclear, Inc. and shall be issued to the holders of the Series Y shares at a ratio of 500:1. The holders of Series A preferred shares shall not be entitled to dividends and shall not be entitled to a vote until such time as the Series A preferred shares are converted to common shares. Each share of Series A preferred stock shall be convertible, at any time at the conversion ratio of 50:1, or such other rate as determined by the Board, provided, however that at no time shall the total number of issued and outstanding Series A preferred shares, on a converted basis, be less than ten percent (10%) (‘Dilution Floor’) of the total authorized shares of common stock (on a fully diluted basis) based upon an anticipated sale of $20,000,000 Series Y shares. The dilution floor shall be adjusted proportionately based upon the actual number of Series Y shares sold. On November 7, 2022, the Company filed an Amended and Restated Certificate of Incorporation and effected a 20:1 reverse stock split with respect to the Common Shares and the Series A Preferred Shares.

On October 18, 2022, WODI issued an aggregate of 28,756 shares of its Series A preferred stock, and was issued to certain holders of the Company’s Series Y preferred stock at par value of $0.0001. After the 20:1 reverse stock split, there were 1,475 shares of Series A preferred stock issued and outstanding.

Series C

On October 13, 2022, the Board of Directors authorized the issuance of 1,000,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The holder of Series C Preferred Shares (“Holder”) shall vote with the holders of the common shares on an as converted basis. However, as long as any shares of Series C Preferred Shares are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C Preferred Shares directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Shares or alter or amend this Certificate of Designation, (b) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series C Preferred Shares, or (d) enter into any agreement with respect to any of the foregoing. Notwithstanding the foregoing, the Holder shall be entitled to vote a number of shares equal to fifty-one percent (51%) of the total number of voting shares. As of December 31, 2022, there were 1,000,000 shares of Series C preferred stock issued at par value of $0.0001. As of December 31, 2022, there were 1,000,000 shares of Series C preferred stock outstanding with a value of $100, held by Mr. Eckelberry.

OriginClear, Inc. Common Stock

On October 20, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, at the Company’s sole discretion, up to $25,000,000 worth of the shares of the Company’s common stock (the “Shares”), par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement (“Registration Agreement”) dated October 20, 2022 between the Company and GHS, the Company was required to register the Shares on Form S-1 with the Securities and Exchange Commission as a condition precedent to GHS’s obligation to close on the purchase of the Shares. On December 27, 2022, the Securities and Exchange Commission issued a Notice of Effectiveness of the Registration Statement filed on Form S-1 (File Number 333-268608) for OriginClear, Inc. During the year ended December 31, 2022, the Company did not avail any financing pertaining to this agreement and did not issue any shares to GHS.

Year ended December 31, 2022

The Company issued 39,900,514 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $155,300, plus interest in the amount of $115,246, for a total aggregate of $270,546 based upon a conversion price of $0.00955.

The Company issued 63,201,050 shares of common stock for services at fair value of $1,433,828, at share prices ranging from $0.0051 - $0.0135.

The Company issued 1,256,639 shares of common stock for Series O preferred stock dividends payable.

The Company issued 180,650,284 shares of common stock for settlement of conversion agreements at a fair value of $18,065.

The Company issued 421,892,206 shares of common stock upon conversion of $4,962,501 of preferred stock.

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

Water On Demand, Inc. (‘WODI’) Common Stock

On April 22, 2022, the Company designated 500,000,000 shares of authorized Common Stock at $0.0001 par value per share.

On August 12, 2022, WODI entered into Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, Mr. T. Riggs Eckelberry, to create management incentives to improve the economic performance of the Company. Pursuant to the agreement, Mr. T. Riggs Eckelberry was granted 80,000,000 (4,000,000 post reverse split) restricted stock awards.

On August 12, 2022, WODI entered into Restricted Stock Grant Agreements (“the BEC RSGA”) with its members of the Board, employees, and consultants to create management incentives to create management incentives to improve the economic performance of the Company. Pursuant to the agreements, WODI granted an aggregate of 96,000,000 (4,800,000 post reverse split) restricted stock awards to the Board, Employees and Consultants.

On August 19, 2022, the Company issued 100,000,000 (5,000,000 post-reverse split) shares of Common Stock to OCLN, which is the Parent Company for $25,000 in cash.

On October 28, 2022, the Company filed a certificate of amendment to increase the authorized shares of Common Stock to 3,000,000,000.

On November 7, 2022, the Company effected a 20:1 reverse stock split with respect to the Common Shares pursuant to which 5,000,000 common shares remain outstanding and held by OCLN as of December 31, 2022.

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

During the year ended December 31, 2022, upon qualifying under the alternative vesting schedule, the Company issued an aggregate of 632,327 shares relating to the RSGAs and an aggregate of 390,865 shares relating to the BEC RSGAs.

Warrants

During the year ended December 31, 2022, the Company issued 44,750,216 purchase warrants, associated with the preferred stocks. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2022 and 2021:

	2022		2021
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding - beginning of year	217,085,783	$0.0868	15,922,044	$500.03
Granted	44,750,216	$0.1236	218,085,783	$0.0868
Exercised	-	-	(1,000,000)	(0.05)
Expired	(168,491,010)	$(0.0686)	(15,922,044)	(500.03)
Outstanding - end of year	93,344,989	$0.1217	217,085,783	$0.0868

At December 31, 2022 and 2021, the weighted average remaining contractual life of warrants outstanding:

	2022			2021
			Weighted Average			Weighted Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	3.67	600,000	600,000	4.67
$0.05	25,200,000	25,200,000	0.16	125,698,340	125,698,340	0.14 -1.16
$0.10	5,000,000	5,000,000	0.89 - 4.14	67,292,670	67,292,670	0.14 - 0.74
$0.25	10,006,000	10,006,000	0.96 - 4.0	13,206,000	13,206,000	1.50 - 5.00
$0.0275	8,727,273	8,727,273	8.41	8,727,273	8,727,273	9,41
$0.125	42,250,216	42,250,216	4.0 - 5.0	-	-	-
$1.00	1,561,500	1,561,500	2.50 - 2.74	1,561,500	1,561,500	2.50 - 2.74
	93,344,989	93,344,989		217,085,783	217,085,783

At December 31, 2022 and 2021, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2022, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$4,274,255
Less current portion	2,385,483
Total long-term liabilities	$1,888,772

Maturities of long-term debt for the next three years are as follows:

Year Ending December 31,	Amount
2023	2,385,483
2024	1,875,000
2025	13,772
$2,926,755

To acquire the equity interests in the SPAC for the purchase price of $400,000 and to pay off the promissory notes the SPAC owed to sellers, WODI raised capital and issued convertible secured promissory notes in the amount of $1,347,500 to investors at 10% interest per annum. Per the terms and conditions of the convertible promissory notes, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Notes (the “Maturity Date”) (provided, WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions, or (ii) when, upon the occurrence and during the continuance of an Event of Default. As of December 31, 2022, the Company had convertible promissory notes in the amount of $1,347,500 outstanding.

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the year ended December 31, 2022, the Company issued 39,900,514 shares of common stock, upon conversion of $155,300 in principal, plus accrued interest of $115,247. As of December 31, 2022, the 2014-2015 Notes had an aggregate remaining balance of $774,700, which $159,700 is short term and $615,000 are long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. As of December 31, 2022, the remaining balance on the OID Notes was $62,275, which is short term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of December 31, 2022, the 2015 Notes had an aggregate remaining balance of $1,200,000, of which $1,200,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2022, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of December 31, 2022, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of December 31, 2022, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of December 31, 2022, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the year ended December 31, 2022. As of December 31, 2022, the balance of the Jan 21 Note was $60,000, which is long term.

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

The derivative liability recognized in the financial statements as of December 31, 2022 was $9,578,904.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the year ended December 31, 2022 and 2021.

	Years Ended
	December 31,
	2022	2021
Equipment Contracts	$7,537,755	$2,516,609
Component Sales	1,548,760	1,149,861
Waste Water Treatment Systems	886,005	57,729
Pump Stations	288,555	285,323
Rental Income	26,292	27,833
Services Sales	85,043	70,200
Commission & Training	4,163	36,189
	$10,376,573	$4,143,744

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending December 31, 2022 and 2021, was $1,479,491 and $378,932, respectively. The contract liability for the years ended December 31, 2022 and 2021, was $932,458 and $1,886,946, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of December 31, 2022, the investment in securities was recorded at fair value in the amount of $27,125, with an unrealized loss of $171,793.

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of December 31, 2022, the fair value of the preferred shares was $2,400, and had a loss in fair value of $15,200.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. During the year ended December 31, 2021, the Company settled the majority of the loans in the amount of $262,250, of which $157,250 was recognized on the statement of operations as a gain on write-off of loan payable. The term of the loans ranged from two months to six months. During the year ended December 31, 2022, the Company received $25,000 as a settlement and wrote off $50,000 of secured loans payable. The net balance as of December 31, 2022 was $30,646.

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

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease is for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00. As of December 31, 2022, the lease was paid in full.

10.	INCOME TAXES

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

Included in the balance at December 31, 2022, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2022 and 2021, the Company did not recognize interest and penalties.

At December 31, 2022, the Company had net operating loss carry-forwards of approximately $53,302,938, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Book income (loss)	$2,266,050	$444,255
Tax to book differences for deductible expenses	265	9,508
Tax non-deductible expenses	(1,078,110)	1,166,218
Valuation Allowance	(1,188,205)	(1,619,981)
Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2022	2021
Deferred tax assets:
NOL carryover	$11,193,615	$7,511,485
Other carryovers	728,905	728,907

Deferred tax liabilities:
Depreciation	(125,925)	(158,296)
Less Valuation Allowance	(11,796,595)	(8,082,096)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

11.	WATER ON DEMAND INC. (‘WODI’)

Water On Demand, Inc. (“WODI”) was incorporated in the state of Nevada on April 22, 2022. WODI, with the support of its parent, OriginClear, Inc (the “Company”), is developing a new outsourced water treatment business called “Water On Demand”: or “WOD”.  The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. WODI intends to work with regional water service companies to build and operate the water treatment systems it finances.  On March 23, 2022, WODI announced that it was evaluating the first pilot opportunity, a 50,000 gallon per day wastewater treatment project.

On November 16, 2022, WODI filed a Form 1-A Offering Circular for an offering under Regulation A+ (the “Offering”) of the Securities Act of 1933 with the U.S. Securities and Exchange Commission. The purpose of the Offering is to allow potential investors the opportunity to invest directly in WODI. The Offering has a minimum investment of $1,000 and will be on a best-efforts basis.

On December 22, 2022, WODI entered into a Membership Interest Purchase and Transfer Agreement (the “Purchase Agreement”) with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller”, and collectively, the “Sellers”) and Fortune Rise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which WODI purchased 100 membership interests in the Sponsor (“Purchased Interests”) from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor owns 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B common stock (the “Class B Common Stock”) of Fortune Rise Acquisition Corporation, a Delaware Corporation (the “SPAC”).

On December 22, 2022, WODI paid a total of $1,137,267 to the Sellers which included a total of $400,000 to purchase the membership interest in Class B Common Stock of the SPAC and $737,267 for compensating the payment made by the Sellers on November 4, 2022, towards the first extension of the SPAC through February 5, 2023. In connection with the Extension Payment, the SPAC issued unsecured promissory notes to the Sellers. As of December 31, 2022, the $737,267 amount was reflected as Notes Payable to related party on the consolidated balance sheet of the SPAC.

The SPAC is a blank check company incorporated in February 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The SPAC is a “shell company” as defined under the Exchange Act of 1934, as amended, because it has no operations and nominal assets consisting almost entirely of cash. The SPAC will not generate any operating revenues until after the completion of its initial business combination, at the earliest.

On December 29, 2022, pursuant to a Membership Interest Purchase and Transfer Agreement and Securities Transfer Agreement with the members of the Sponsor, WODI acquired the membership interests of the Sponsor and became the beneficial owner of 2,343,750 shares of Class B Common Stock of the SPAC, each of which is exercisable into one share of Class A Common Stock of the SPAC. The purchase price for the membership interests was $400,000. To acquire the equity interests in the SPAC for the purchase price of $400,000, WODI issued convertible secured promissory notes to investors at 10% interest per annum. Per the terms and conditions of the convertible promissory note, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Note (the “Maturity Date”) (provided, WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions, or (ii) when, upon the occurrence and during the continuance of an Event of Default.

WODI also assumed the obligation to make any necessary extension payments in connection with the extension of the period of time in which the SPAC may consummate its initial business combination as described in the SPAC’s S-1 Registration Statement, including the three-month extension from November 5, 2022 to February 5, 2023, the second extension for an additional three months from February 5, 2023 to May 5, 2023 and a final extension for an additional six months from May 5, 2023 to November 5, 2023.

Accounting of Class B Common Founder Shares as at December 31, 2022

The Company retained an independent valuation firm for the purpose of conducting a valuation of the fair value of Sponsor Founder Shares (Class B) of Fortune Rise Acquisition Corp. as of December 31, 2022 (the “Date of Valuation”).

The independent firm (i) evaluated and analyzed various Sponsor Founder Shares of Fortune Rise Acquisition Corp. (“FRLA”); (ii) assessed the terms including various redemption and liquidation features considering each of the Company’s financial plans and market conditions; and (iii) determined the underlying value to be assigned to the FRLA Sponsor Founder Shares as of the Date of Valuation and evaluated the FRLA Sponsor Founder Shares for impairment by performing the following procedures:

●	Analyzed the Company’s agreements and other documentation.

●	Developed Monte Carlo Model that values the FRLA Sponsor Founder Shares based on a multipath random event model and future projections of the various potential outcomes. We completed 50,000 iterations for each valuation.

●	Valued the FRLA Sponsor Founder Shares as of the Date of Valuation.

Based on the procedures performed the independent valuation firm concluded that the value of FRLA Sponsor Founder Shares was not impaired.

Recording of membership interest:

As of December 31, 2022, WODI recorded the purchase of Class B Founder Shares at lower of cost or market at $400,000 on the consolidated balance sheet as other asset.

Impairment of receivable:

As of December 31, 2022, the amount of $737,267 paid to compensate the Sellers (sponsors) towards the first extension of the SPAC through February 5, 2023 and which was reflected as Notes Payable to related party on the consolidated balance sheet of the SPAC, was initially recorded as a receivable by WODI. However, since the likelihood of the merger of WODI into the SPAC is estimated at 50%, the repayment of the amount is deemed not probable as the SPAC may not have the funds to pay all of the A class investors back with interest if a merger is not consummated. Therefore, as of December 31, 2022, WODI considered the amount impaired and recorded it as an expense on the consolidated income statements.

12.	ASSETS HELD FOR SALE

The Company acquired real estate assets to be held for sale to finance their water projects, by issuing 630 shares of Series T preferred stock for a fair value of $630,000, in conjunction with common stock purchase warrants, through an asset purchase agreement. The assets held for sale consisted of residential property, plus eight (8) lots of undeveloped land. The real property has been listed actively on the market to be sold. Based on the offers received and the market conditions, the Company adjusted the fair value and recognized a loss on impairment of the residential property in the amount of $230,000. As of December 31, 2022, the carrying value of the property is $400,000.

13.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $7,900.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2022.

Litigation

On March 12, 2021, OriginClear, Inc. Progressive Water Treatment, Inc. and T. Riggs Eckelberry, individually (collectively, the “C6 Plaintiffs”), and C6 Capital LLC (“C6 Capital”) agreed to settle the dispute between the parties relating to a merchant cash advance agreement entered into on July 17, 2018. Pursuant to the terms of the settlement agreement, (i) C6 has vacated the judgment obtained by C6 Capital against the C6 Plaintiffs; (ii) C6 has released any and all bank levies, liens, security interests, powers of attorney, and other encumbrances its has against the C6 Plaintiffs; (iii) the C6 Plaintiffs have dismissed the plenary action commenced in the Supreme Court for the State of New York in and for the County of Broome against C6 Capital with prejudice and; (iv) the sister-state judgment C6 Capital obtained against the C6 Plaintiffs in California is currently in the process of being vacated by stipulation. Accordingly, the C6 Plaintiffs no longer owe any further amounts to C6 Capital with respect to the settlement agreement.

On February 12, 2019, Auctus Fund, LLC (“Auctus”) filed a complaint against OriginClear in the United States District Court for the District of Massachusetts for numerous claims arising from two convertible promissory notes and accompanying securities purchase agreements. On March 13, 2019, Auctus and OriginClear entered into a Settlement Agreement and Mutual General Release, under which Auctus would be permitted to convert $570,000 into OriginClear securities pursuant to the terms set forth in the convertible promissory notes. On February 2, 2021, OriginClear filed a Motion to Set Aside the Settlement Agreement as Void under Section 29(b) of the Securities Exchange Act of 1934 (the “Act”) for Auctus’ violation of Section 15(a) of the Act. On February 21, 2023, the Court denied OriginClear’s Motion to Set Aside the Settlement Agreement. On March 8, 2023, OriginClear appealed the Court’s decision to the United States Court of Appeals for the First Circuit.

14.	CONCENTRATIONS

Major Customers

PWT had four major customers for the year ended December 31, 2022. The customers represented 71.1% of billings for the year ending December 31, 2022. The contract receivable balance for the customers was $1,781,930 at December 31, 2022.

PWT had two major customers for the year ended December 31, 2021. The customers represented 64.24% of billings for the year ending December 31, 2021. The contract receivable balance for the customers was $1,381,875 at December 31, 2021.

Major Suppliers

PWT had three major vendors for the year ended December 31, 2022. The vendors represented 38.11% of total expenses in the year ending December 31, 2022. The accounts payable balance due to the vendors was $1,054,022 at December 31, 2022. Management believes no risk is present with the vendors due to other suppliers being readily available.

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

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On January 3, 2023, holders of the Company’s Series Q preferred stock converted an aggregate of 25 Series Q shares into an aggregate of 4,208,756 shares of the Company’s common stock.

On January 3, 2023, holders of the Company’s Series S preferred stock converted an aggregate of 25 Series S shares into an aggregate of 4,208,756 shares of the Company’s common stock.

Between January 4, 2023 and March 27, 2023, holders of the Company’s Series R preferred stock converted an aggregate of 365 Series R shares into an aggregate of 70,652,445 shares of the Company’s common stock of which, an aggregate of 65,610,428 of those common shares were redeemed by the Company between March 25, 2023 and March 28, 2023, and the redemption amount, together with cash paid by the redeeming stockholders, were used to purchase one or more convertible secured promissory notes from WODI.

Between January 5, 2023 and March 27, 2023, holders of the Company’s Series Y preferred stock converted an aggregate of 4.2 Series Y shares into an aggregate of 63,656,525 shares of the Company’s common stock of which, an aggregate of 53,275,963 of those common shares were redeemed by the Company between March 25, 2023 and March 28, 2023, and the redemption amount, together with cash paid by the redeeming stockholders, were used to purchase one or more convertible secured promissory notes from WODI.

Between January 6, 2023 and March 31, 2023, the Company issued to consultants and one employee an aggregate of 23,716,123 shares of the Company’s common stock for services.

On October 20, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, at the Company’s sole discretion, up to $25,000,000 worth of the shares of the Company’s common stock (the “Shares”), par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement (“Registration Agreement”) dated October 20, 2022 between the Company and GHS, the Company registered the Shares on Form S-1 with the Securities and Exchange Commission as a condition precedent to GHS’s obligation to close on the purchase of the Shares. On December 27, 2022, the Securities and Exchange Commission issued a Notice of Effectiveness of the Registration Statement filed on Form S-1 (File Number 333-268608) for OriginClear, Inc. Between January 10, 2023 and March 24, 2023, the Company received an aggregate net amount of $130,583 in financing pertaining to this agreement and issued an aggregate of 18,645,028 shares of the Company’s common stock to GHS.

Between January 6, 2023 and February 27, 2023, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 3.5 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $345,000. The Company also issued an aggregate of 2,760,000 warrants to purchase shares of its common stock to these investors.

Between February 23, 2023 and March 3, 2023, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. Eckelberry, employees and one consultant an aggregate of 8,830,859 shares of the Company’s common stock.

On February 24, 2023, holders of the Company’s Series O preferred stock converted an aggregate of 40 Series O shares into an aggregate of 7,722,008 shares of the Company’s common stock.

On March 27, 2023, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 85,836,889 shares of the Company’s common stock in settlement of certain claims with such persons of which, an aggregate of 63,258,812 of those common shares were redeemed by the Company between March 28, 2023 and March 30, 2023, and the redemption amount, together with cash paid by the redeeming stockholders, were used to purchase one or more convertible secured promissory notes from WODI.

On March 31, 2023, the Company issued an aggregate of 238,003 shares of the Company’s common stock as dividends to certain holders of Series O preferred stock.

On April 14, 2023, the Company sold certain assets related to its Modular Water Service business to its wholly owned subsidiary Water on Demand, Inc. in exchange for 6,000,000 shares of Water on Demand, Inc. common shares. The assets included certain licenses, intellectual property and contracts.