Form 10-Q
period 2023-03-31
ORIGINCLEAR, INC.
filed 2023-05-22
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2023

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

As of May 19, 2023, there were 1,182,602,598 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$902,990	$636,024
Restricted cash	-	718,790
Contracts receivable, net allowance of $17,315 and $17,315, respectively	2,132,326	2,479,123
Fair value investment in securities	22,604	27,125
Contract assets	1,431,791	1,479,491
Prepaid expenses	11,372	25,000

TOTAL CURRENT ASSETS	4,501,083	5,365,553

NET PROPERTY AND EQUIPMENT	169,241	177,069

OTHER ASSETS
Long term assets held for sale	400,000	400,000
SPAC Class B common shares purchase cost	400,000	400,000
Fair value investment-securities	2,400	2,400
Trademark	4,467	4,467

TOTAL OTHER ASSETS	806,867	806,867

TOTAL ASSETS	$5,477,191	$6,349,489

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$2,858,453	$3,784,747
Accrued expenses	1,811,343	1,633,904
Cumulative preferred stock dividends payable	418,807	415,597
Contract liabilities	916,935	932,458
Tax liability 83(b)	15,600	15,600
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Line of credit	200,000	-
Loan payable, merchant cash advance	30,646	30,646
Loans payable, SBA	149,157	149,790
Derivative liabilities	5,703,527	9,578,904
Series F 8% Preferred Stock, 60 and 160 shares issued and outstanding, redeemable value of $60,000 and $160,000 respectively	60,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series K 8% Preferred Stock, 407.15 and 407.15 shares issued and outstanding, respectively, redeemable value of $407,150 and $580,650, respectively	407,150	407,150
Convertible secured promissory note (Note 5)	6,734,839	1,347,500
Convertible promissory notes, net of discount of $0 and $0, respectively (Note 5)	2,042,983	1,037,983

Total Current Liabilities	21,565,893	19,610,732

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	883,772	1,888,772

Total Long Term Liabilities	883,772	1,888,772

Total Liabilities	22,449,665	21,499,504

COMMITMENTS AND CONTINGENCIES (See Note 11)	-	-

Series J Convertible Preferred Stock, 210 and 210 shares of issued and outstanding, respectively, redeemable value of $210,000 and $210,000, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320.495 and 320,495 shares of issued and outstanding, respectively redeemable value of 320,495 and 320,495, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 190 and 230 shares issued and outstanding, respectively, redeemable value of $190,000 and $230,000, respectively	190,000	230,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding, respectively redeemable value of $30,000 and $30,000, respectively	30,000	30,000
Series Q 12% Convertible Preferred Stock, 590 and 615 shares issued and outstanding, respectively, redeemable value of $590,000 and $615,000, respectively	590,000	615,000
Series R 12% Convertible Preferred Stock, 2,363 and 2,828 shares issued and outstanding, respectively, redeemable value of $2,363,000 and $2,828,000, respectively	2,363,000	2,828,000
Series S 12% Convertible Preferred Stock, 145 and 170 shares issued and outstanding, respectively, redeemable value of $145,000 and $170,000, respectively	145,000	170,000
Series U Convertible Preferred Stock, 385 and 385 shares issued and outstanding, respectively, redeemable value of $385,000 and $385,000, respectively	385,000	385,000
Series W 12% Convertible Preferred Stock, 819.5 and 819.5, respectively, redeemable value of $819,500 and $819,500, respectively	819,500	819,500
Series X Convertible Preferred Stock, 0 and 250, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
Series Y Convertible Preferred Stock, 36.8 and 37.5, respectively, redeemable value of $3,676,277 and $3,751,277, respectively	3,676,277	3,751,277
Series Z Convertible Preferred Stock, 250 and 250, respectively, redeemable value of $250,000 and $250,000, respectively	250,000	250,000
	9,986,772	10,866,772
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized	-	-
1,677 and 1,475 shares of Series A issued and outstanding, respectively	-	-
1,001,000 and 1,001,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Subscription payable for purchase of equipment	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 1,118,939,374 and 1,013,369,185 equity shares issued and outstanding, respectively	111,895	101,337
Additional paid in capital - Common stock	83,993,739	82,745,503
Accumulated other comprehensive gain/(loss)	(132)	(132)
Accumulated deficit	(111,167,898)	(108,966,645)

TOTAL SHAREHOLDERS’ DEFICIT	(26,959,246)	(26,016,787)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,477,191	$6,349,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022

Sales	$2,006,394	$1,234,105

Cost of Goods Sold	1,875,319	1,458,855

Gross Profit	131,075	(224,750)

Operating Expenses
Selling and marketing expenses	814,222	646,184
General and administrative expenses	1,088,770	880,260
Depreciation and amortization expense	7,829	10,733

Total Operating Expenses	1,910,821	1,537,177

Loss from Operations	(1,779,746)	(1,761,927)

OTHER INCOME (EXPENSE)
Other income	126,879	-
Impairment of receivable from SPAC	(1,657,920)	-
Gain on write off of loans payable	-	75,000
Loss on conversion of preferred stock	-	(210,997)
Loss on exchange of preferred stock	-	(112,778)
Unrealized gain (loss) on investment securities	(4,521)	-
Conversion and settlement value added to note purchase agreements	(2,505,339)	-
Gain (Loss) on net change in derivative liability and conversion of debt	3,875,377	(1,326,713)
Interest and dividend expense	(255,983)	(238,852)

TOTAL OTHER (EXPENSE) INCOME	(421,507)	(1,814,340)

NET LOSS	$(2,201,253)	$(3,576,267)

BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,062,100,064	416,397,236

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	THREE MONTHS ENDED MARCH 31, 2022
						Additional		Accumulated Other
	Preferred stock		Mezzanine	Common stock		Paid-in-	Subscription	Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2021	33,038,213	$3,304	$10,183,092	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$(98,175,924)	$(22,321,917)

Common stock issuance for conversion of debt and accrued interest	-	-	-	12,461,909	1,246	118,388	-	-	-	119,634

Common stock issued at fair value for services	-	-		13,314,289	1,333	337,391	-	-	-	338,724

Common stock issued for conversion of Series L Preferred stock	-	-	(123,580)	14,528,106	1,452	122,127	-	-	-	123,579

Common stock issued for Series O Preferred stock dividends	-	-	-	261,707	26	(26)	-	-	-	-

Common stock issued for conversion of Series R Preferred stock	-	-	(378,267)	26,120,791	2,612	375,655	-	-	-	378,267

Common stock issued for conversion of Series T Preferred stock	-	-	(145,000)	17,193,676	1,719	143,281	-	-	-	145,000

Common stock issued for conversion of Series U Preferred stock	-	-	(431,500)	22,794,493	2,279	429,221	-	-	-	431,500

Common stock issued for conversion of Series W Preferred stock	-	-	(10,000)	694,446	69	9,931	-	-	-	10,000

Common stock issued for make good shares for Series R Preferred stock	-	-	-	1,041,662	104	(104)	-	-	-	-

Common stock issued for conversion settlement	-	-	-	111,010,481	11,101	(11,101)	-	-	-	-

Issuance of Series Y Preferred stock through a private placement	-	-	1,244,200	-	-	-	-	-	-	-

Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-

Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	100,000	-	-	-	-	-	-	-

Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	35,000	-	-	-	-	-	-	-

Loss on conversion of Preferred Stock	-	-	-	-	-	210,997	-	-	-	210,997

Net Loss	-	-	-	-	-	-	-	-	(3,576,267)	(3,576,267)

Balance at March 31, 2022 (unaudited)	33,038,213	$3,304	10,723,945	526,305,492	$52,630	$77,455,907	$100,000	$(132)	$(101,752,191)	$(24,140,482)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	THREE MONTHS ENDED MARCH 31, 2023
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total

Balance at December 31, 2022	32,502,475	$3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$(108,966,645)	$(26,016,787)

Common stock issued for cash per equity financing agreement	-	-	-	18,645,028	1,865	128,719	-	-	-	130,584

Common stock issued at fair value for services	-	-	-	23,716,123	2,371	250,839	-	-	-	253,210

Common stock issued for conversion of Series O Preferred stock	-		(40,000)	7,722,008	772	39,228	-	-	-	40,000

Common stock issued for conversion of Series Q Preferred stock	-		(25,000)	4,208,756	421	24,579	-	-	-	25,000

Common stock issued for conversion of Series R Preferred stock	-	-	(365,000)	70,652,445	7,065	357,935	-	-	-	365,000

Common stock issued for conversion of Series S Preferred stock	-	-	(25,000)	4,208,756	421	24,579	-	-	-	25,000

Common stock issued for conversion of Series Y Preferred stock	-		(420,000)	63,656,525	6,366	413,634	-	-	-	420,000

Common stock issued for Series O Preferred stock dividends	-	-	-	238,003	24	(24)	-	-	-	-

Common stock issued for conversion settlement	-		-	85,836,889	8,584	(8,584)	-	-	-	-

Common stock issued for alternative vesting	-	-	-	8,830,859	883	(883)	-	-	-	-

Issuance of Series A Preferred stock granted to Series Y investors	202	-	-	-	-	-	-	-	-	-

Issuance of Series Y Preferred stock through a private placement	-	-	345,000	-	-	-	-	-	-	-

Exchange of Series R Preferred Stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-

Exchange of Series X Preferred Stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-

Redemption of common stock for note purchase agreement	-	-	-	(182,145,203)	(18,214)	18,214	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	(2,201,253)	(2,201,253)

Balance at March 31, 2023 (unaudited)	32,502,677	$3,150	$9,986,772	1,118,939,374	$111,895	$83,993,739	$100,000	$(132)	$(111,167,898)	$(26,959,246)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,201,253)	$(3,576,267)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,829	10,733
Common and preferred stock issued for services	253,210	338,724
(Gain) Loss on net change in valuation of derivative liability	(3,875,377)	1,326,713
Conversion and settlement value added to note purchase agreements	2,505,339	-
Debt discount recognized as interest expense	-	3,743
Net unrealized (gain) loss on fair value of securities	4,521	112,778
Impairment of receivable from SPAC	1,657,920	-
(Gain) Loss on conversion of preferred stock	-	210,997
Gain on write off of payable	-	(50,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	346,797	1,111,221
Contract asset	47,700	(403,035)
Prepaid expenses and other assets	13,628	748
Change in Liabilities Increase (Decrease) in:
Accounts payable	(921,795)	(13,672)
Accrued expenses	177,439	47,873
Contract liabilities	(15,523)	607,879

NET CASH USED IN OPERATING ACTIVITIES	(1,999,565)	(271,565)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(1,657,920)	-
Purchase of fixed assets	(4,500)	(4,500)

NET CASH USED IN INVESTING ACTIVITIES	(1,662,420)	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	-	(2,272)
Payments on loan payable, SBA	(633)	-
Line of Credit	200,000	-
Equity financing through the purchase of common shares	130,584	-
Net payments on cumulative preferred stock dividends payable	3,210	(4,369)
Convertible secured promissory notes	2,532,000	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	345,000	1,430,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,210,161	1,424,059

NET INCREASE (DECREASE) IN CASH	(451,824)	1,147,994

CASH BEGINNING OF PERIOD	1,354,814	706,421

CASH END OF PERIOD	$902,990	$1,854,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$255,983	$180,898
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$-	$119,634
Issuance of Series O dividends	$24	$26
Preferred stock converted to common stock - mezzanine	$875,000	$1,088,347
Exchange of Series R Preferred Stock for WODI secured convertible note	$100,000	$-
Conversion of debt to mezzanine preferred stock	$-	$135,000
Common stock issued as settlement	$8,584	$11,101
Exchange of Series X Preferred Stock for WODI secured convertible note	$250,000	$-
Shares issued for alternate vesting	$883	$-
Redemption of shares for secured promissory notes	$18,214	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2023

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

The Company operates an outsourced water treatment business called Water On Demand (“WOD”), which it conducts through its wholly owned subsidiary, Water on Demand, Inc. (“WODI”). The WOD model offers private businesses water self-sustainability as a service, the ability to pay for water treatment and purification services on a per-gallon basis, with a percentage of net profits paid to investors and stakeholders. This is commonly known as Design-Build-Own-Operate or “DBOO”. In addition to WODI, four subsidiaries were originally established to house capital dedicated to this program. For efficiency, during the three months ended March 31, 2023, the Company reorganized these subsidiaries into a single WOD Subsidiary. As of the period ended March 31, 2023, the Company received aggregate funding in the amount of $345,000 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program. The Company is currently evaluating opportunities to contract with commercial customers to outsource water treatment as a managed service and pay by the gallon for the treatment of its dirty water as an alternative to having to come up with significant up-front capital. While these evaluations are ongoing, without guarantee as to when or if these will take place, the Company is placing funds from the sale of Series Y Preferred Stock into various company initiatives to support WOD. While there is no obligation to do so, the Company has made special distributions of funds to Series Y holders in lieu of share of profits, paid after the end of each quarter.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the three months ended March 31, 2023, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company also generated revenue of $2,006,394 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., Water on Demand Inc., Water On Demand1, Inc., Water On Demand2, Inc., Water On Demand3, Inc. and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities. As of March 31, 2023, the Company reorganized Water On Demand2, Inc. and Water On Demand3, Inc and combined the subsidiaries into Water On Demand1, Inc.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. During the reorganization of Water On Demand1, Inc., Water On Demand2, Inc., and Water On Demand3, Inc., the restricted cash balance on the financial statements as of December 31, 2022 was combined with the overall cash balance of the consolidated Company during the three months ended March 31, 2023.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the three months ended March 31, 2023 and 2022, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Three Months Ended March 31,
	2023	2022
Loss to common shareholders (Numerator)	$(2,201,253)	$(3,576,267)

Basic weighted average number of common shares outstanding (Denominator)	1,062,100,064	416,397,236

Diluted weighted average number of common shares outstanding (Denominator)	1,062,100,064	416,397,236

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $17,315 and $17,315 as of March 31, 2023 and December 31, 2022, respectively. The net contract receivable balance was $2,132,326 and $2,479,123 at March 31, 2023 and December 31, 2022, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2023 and 2022, respectively, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $11,372 and $25,000 at March 31, 2023 and December 31, 2022, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	3/31/2023	12/31/22
Machinery and Equipment	$383,569	$383,569
Computer Equipment	66,493	66,493
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	607,012	607,012
Less accumulated depreciation	(437,771)	(429,943)
Net Property and Equipment	$169,241	$177,069

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

Depreciation expense during the three months ended March 31, 2023 and 2022, was $7,829 and $10,733, respectively.

Other Assets

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, March 31, 2023	$25,004	$25,004	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, March 31, 2023	$5,703,527	$-	$-	$5,703,527

The derivative liabilities consist of $4,331,635 for convertible notes outstanding and $1,371,892 for warrants outstanding for an aggregate of $5,703,527.

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2022	$9,578,904
Net loss on conversion of debt and change in derivative liabilities	(3,875,377)
Balance as of March 31, 2023	$5,703,527

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/2023
Risk free interest rate	4.64% - 4.97%
Stock volatility factor	7.02% - 152.0%
Weighted average expected option life	6 mos - 5 yrs
Expected dividend yield	None

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

OriginClear, Inc Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of March 31, 2023, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of March 31, 2023, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series E

On August 14, 2018, the Company designated 4,000,000 shares of its authorized preferred stock as Series E preferred stock. The shares of Series E preferred stock are not entitled to dividends and not have a liquidation preference. Each share of Series E preferred stock is convertible into 0.05 shares of common stock. The shares of Series E preferred stock do not carry any voting rights. The Series E preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock which amount may be increased to 9.99% at the holder’s discretion. During the year ended December 31, 2022, the Company issued an aggregate of 76,865 shares of common stock upon conversion of 1,537,213 shares of Series E preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2023, there were no shares of Series E preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. As of March 31, 2023, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of March 31, 2023, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of March 31, 2023, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. As of March 31, 2023, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company is required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of March 31, 2023, there were 407 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $407,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. As of March 31, 2023, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of March 31, 2023, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2023, the Company issued an aggregate of 7,722,008 shares of common stock upon conversion of 40 shares of Series O preferred stock and issued an aggregate of 238,003 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2023, there were 190 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari-passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of March 31, 2023, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2023, the Company issued an aggregate of 4,208,756 shares of common stock upon conversion of 25 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2023, there were 590 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the three months ended March 31, 2023, the Company issued an aggregate of 70,652,445 shares of common stock upon conversion of 365 shares of Series R preferred stock and the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 100 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2023, there were 2,363 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the three months ended March 31, 2023, the Company issued an aggregate of 4,208,756 shares of common stock upon conversion of 25 shares of Series S preferred stock. As of March 31, 2023, there were 145 shares of Series S preferred stock issued and outstanding.

Series T

On February 24, 2021, the Company designated 630 shares of preferred stock as Series T. The Series T had a stated value of $1,000 per share. The Series T holders were not entitled to any voting rights except as may be required by applicable law. The Series T was convertible into common stock of the Company pursuant to the Series T COD, provided that, the Series T was not to be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may have been increased up to 9.99% upon 61 days’ written notice). On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which expired on March 1, 2023. The purchaser of the Series T and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company. The real property consists of residential real estate in Buenos Aires Argentina originally valued at $580,000, and eight undeveloped lots originally valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded originally at $630,000 and reflected on the balance sheet as a long term asset for sale. The Company has actively listed the residential real property for sale since July 2021. However, based on indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the long term asset for sale from $630,000 to $514,000 on the balance sheet and recorded an impairment of $116,000 in the consolidated financial statements.

During the period ended December 31, 2022, after evaluating several offers, the Company was considering an offer for $400,000, which is $114,000 below the previously adjusted value and is indicative of the current real estate market conditions in Buenos Aires Argentina. Based on that indicator of impairment, during the year ended December 31, 2022, the Company further adjusted the previous value of the long term asset for sale from $514,000 to $400,000 on the balance sheet and recorded an impairment of $114,000 in the consolidated financial statements. The Company expects the sale to be completed in Q2, 2023. The warrants associated with Series T expired during the three months ended March 31, 2023 and as of March 31, 2023, there were no shares of Series T preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. As of March 31, 2023, there were 385 shares of Series U preferred stock issued and outstanding, along with 6,246,000 Series B warrants (with an exercise price of $0.25), and 1,561,500 Series C warrants (with an exercise price of $1.00) issued and outstanding with a fair value of $10.34 on the original issuance. These warrants associated with Series U were valued using the Black Scholes model (See Note 4).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. As of March 31, 2023, there were 820 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X had a stated value of $10,000 per share. The Series X holders were not entitled to any dividends and did not have any voting rights except as may have been required by applicable law. The Series X was convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X was not to be converted into common stock to the extent such conversion would have resulted in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may have been increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders had the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also had the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement.  During the three months ended March 31, 2023, the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 25 shares of Series X preferred stock, which had a stated value of $250,000. The shares were redeemed within the terms of the agreement and no gain or loss was recognized. As of March 31, 2023, there were no shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders are entitled to receive shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc. During the three months ended March 31, 2023, the Company received aggregate funding in the amount of $345,000 through the sale of Series Y preferred stock and issued an aggregate of 63,656,525 shares of common stock upon conversion of 4.2 shares of Series Y preferred stock. As of March 31, 2023, there were 36.8 shares of Series Y preferred stock along with 48,410,216 warrants with a fair value of $470,438 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants with a fair value of $17,594 (with an exercise price of $0.10) to Series Z holders. As of March 31, 2023, there were 25 shares of Series Z preferred stock issued and outstanding.

As of March 31, 2023, the Company accrued aggregate dividends in the amount of $418,807 for all series of preferred stock.

During the three months ended March 31, 2023, the Company redeemed an aggregate of 182,145,203 shares of common stock at a price of $0.01 per share with a value of $18,214 relating to Series R and Series Y conversions and settlement agreements with certain WODI convertible secured promissory note holders.

The Series J, Series L, Series M, Series O, Series P, Series Q Series R, Series S, Series T, Series U, Series V, Series W, Series X, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Water On Demand, Inc. (“WODI”) Preferred Stock

On April 22, 2022, WODI designated 50,000,000 shares of authorized Preferred Stock at $0.0001 par value per share.

Series A

On October 13, 2022, WODI designated 1,000,000 shares of its authorized preferred stock as Series A preferred stock. The shares of Series A preferred stock are reserved for issuance to the holders of parent Company’s, OriginClear, Inc., Series Y preferred shares and issuable to the holders of the Series Y shares at a ratio of 500:1. The holders of Series A preferred shares shall not be entitled to dividends and shall not be entitled to a vote until such time as the Series A preferred shares are converted to common shares. Each share of Series A preferred stock shall be convertible, at any time at the conversion ratio of 50:1, or such other rate as determined by the Board, provided, however that at no time shall the total number of issued and outstanding Series A preferred shares, on a converted basis, be less than ten percent (10%) (‘Dilution Floor’) of the total authorized shares of common stock (on a fully diluted basis) based upon an anticipated sale of $20,000,000 in Series Y shares. The dilution floor shall be adjusted proportionately based upon the actual number of Series Y shares sold. On November 7, 2022, WODI filed an Amended and Restated Certificate of Incorporation and effected a 20:1 reverse stock split with respect to the common shares and the Series A preferred shares. As of December 31, 2022, there were 1,475 split adjusted shares of Series A preferred stock issued and outstanding.

During the three months ended March 31, 2023, WODI issued an aggregate of 202 shares of its Series A preferred stock to certain holders of the Company’s Series Y preferred stock at par value of $0.0001. As of March 31, 2023, there were 1,677 shares of Series A preferred stock issued and outstanding.

Series C

On October 13, 2022, the Board of Directors authorized the issuance of 1,000,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry (the “Holder”) in exchange for his continued employment with the Company. The Holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Holder of Series C preferred shares shall vote with the holders of the common shares on an as converted basis. However, as long as any shares of Series C preferred shares are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C preferred shares directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series C preferred shares or alter or amend this Certificate of Designation, (b) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series C preferred shares, or (d) enter into any agreement with respect to any of the foregoing. Notwithstanding the foregoing, the Holder shall be entitled to vote a number of shares equal to fifty-one percent (51%) of the total number of voting shares. As of March 31, 2023, there were 1,000,000 shares of Series C preferred stock outstanding with a value of $100, held by Mr. Eckelberry.

OriginClear, Inc. Common Stock

On October 20, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, at the Company’s sole discretion, up to $25,000,000 worth of the shares of the Company’s common stock (the “Shares”), par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement (“Registration Agreement”) dated October 20, 2022 between the Company and GHS, the Company was required to register the Shares on Form S-1 with the Securities and Exchange Commission as a condition precedent to GHS’s obligation to close on the purchase of the Shares. On December 27, 2022, the Securities and Exchange Commission issued a Notice of Effectiveness of the Registration Statement filed on Form S-1 (File Number 333-268608) for OriginClear, Inc. Per Financing Agreement, during the three months ended March 31, 2023, the Company received an aggregate of $130,584 in equity financing and issued an aggregate of 18,645,028 shares of the Company’s common stock to GHS.

Three Months Ended March 31, 2023

The Company issued 18,645,028 shares of common stock for cash, through an equity financing agreement for a total aggregate of $130,584 based upon conversion prices ranging from $0.0064 to $0.00816.

The Company issued 23,716,123 shares of common stock for services at fair value of $253,210, at share prices ranging from $0.0051 - $0.0135.

The Company issued 238,003 shares of common stock for Series O preferred stock dividends payable.

The Company issued 85,836,889 shares of common stock for settlement of conversion agreements at a fair value of $8,584.

The Company issued 150,448,490 shares of common stock upon conversion of $875,000 of preferred stock.

The Company redeemed 182,145,203 shares of common stock at a market price of $0.01 per share in the amount of $18,214.

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

Restricted Stock to the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“the BEC RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the BEC RSGAs are performance based shares. The BEC RSGAs provide for the issuance of up to 287,661,971 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 143,830,985 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 143,830,985 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

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

During the three months ended March 31, 2023, per electing and qualifying under the alternative vesting schedule, the Company issued an aggregate of 2,754,073 shares of Company’s common stock relating to the RSGAs and an aggregate of 6,076,786 shares of Company’s common stock relating to the BEC RSGAs.

Warrants

During the three months ended March 31, 2023, the Company issued 2,680,000 purchase warrants, associated with the preferred stocks. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2023:

	3/31/2023
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	93,344,989	$0.1217
Granted	2,680,000	$0.125
Exercised	-	-
Expired	(25,200,000)	$(0.05)
Outstanding - end of period	70,824,989	$0.1473

At March 31, 2023, the weighted average remaining contractual life of warrants outstanding:

	2023
			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	3.42
$0.10	5,000,000	5,000,000	0.64 - 3.89
$0.25	10,006,000	10,006,000	0.71 - 3.75
$0.0275	8,727,273	8,727,273	8.16
$0.125	44,930,216	44,930,216	3.75 - 4.75
$1.00	1,561,500	1,561,500	2.25 - 2.49
	70,824,989	70,824,989

The derivative liability recognized in the financial statements for the warrants as of March 31, 2023 was $1,371,892.

At March 31, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

OriginClear, Inc.

As of March 31, 2023, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$2,926,755
Less current portion	2,042,983
Total long-term liabilities	$883,772

Maturities of long-term debt for the next three years are as follows:

Period Ending March 31,	Amount
2023	816,008
2024	1,226,975
2025	883,772
$2,926,755

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. As of March 31, 2023, the 2014-2015 Notes had an aggregate remaining balance of $774,700, which $684,700 is short term and $90,000 is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. As of March 31, 2023, the remaining balance on the OID Notes was $62,275, which is short term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of March 31, 2023, the 2015 Notes had an aggregate remaining balance of $1,200,000, of which $420,000 is short term and $780,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2023, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of March 31, 2023, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of March 31, 2023, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of March 31, 2023, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the year ended December 31, 2022. As of March 31, 2023, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements for the convertible promissory notes as of March 31, 2023 was $4,331,635.

Water On Demand, Inc.

During the period ended December 31, 2022, WODI raised capital and issued convertible secured promissory notes in the amount of $1,347,500 to investors with 10% interest per annum to acquire the equity interests in Fortune Rise Acquisition Corporation (the “SPAC”) for the purchase price of $400,000 and to pay off the promissory notes the SPAC owed to sellers. Per the terms and conditions of the convertible promissory notes, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Notes (the “Maturity Date”) provided, that WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions, or (ii) when, upon the occurrence and during the continuance of an event of default. During the three months ended March 31, 2023, WODI raised additional capital of $2,532,000 and an investor exchanged the Company’s Series X preferred stock in the amount of $250,000 and Series R preferred stock in the amount of $100,000 for a WODI convertible secured promissory note. Also during the period ended March 31, 2023, per settlement and conversion agreements with WODI shareholders, an aggregate of 182,145,203 shares of the Company’s common stock were redeemed at a market price of $0.01, which was added to the cash value of the shareholders’ investment to purchase WODI convertible secured promissory notes. The loss relating to these settlement and conversion agreements of $2,505,339 was accounted for in the consolidated statements of operations. As of March 31, 2023, WODI had outstanding convertible secured promissory notes in the amount of $6,734,839.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three months ended March 31, 2023.

	Three Months Ended
	March 31,
	2023	2022
Equipment Contracts	$926,190	$812,245
Component Sales	198,391	354,731
Waste Water Treatment Systems	791,075	49,460
Pump Stations	75,615	-
Rental Income	6,573	6,573
Services Sales	8,550	11,096
Commission & Training	-	-
	$2,006,394	$1,234,105

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ended March 31, 2023 and the year ended December 31, 2022, was $1,431,791 and $1,479,491, respectively. The contract liability for the three months ended March 31, 2023 and the year ended December 31, 2022, was $916,935 and $932,458, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of March 31, 2023, the investment in securities was recorded at fair value in the amount of $22,604, with an unrealized loss of $4,521.

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of March 31, 2023, the fair value of the preferred shares was $2,400, and had a loss in fair value of $0.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of March 31, 2023 was $30,646.

9.	WATER ON DEMAND INC.

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

On November 16, 2022, WODI filed a Form 1-A Offering Circular for an offering under Regulation A (the “Offering”) of the Securities Act of 1933 with the U.S. Securities and Exchange Commission. The purpose of the Offering is to allow potential investors the opportunity to invest directly in WODI. The Offering has a minimum investment of $1,000 and will be on a best-efforts basis.

On December 22, 2022, WODI entered into a Membership Interest Purchase and Transfer Agreement (the “Purchase Agreement”) with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller”, and collectively, the “Sellers”) and Fortune Rise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which WODI purchased 100 membership interests in the Sponsor (“Purchased Interests”) from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor owns 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B common stock (the “Class B Common Stock”) of Fortune Rise Acquisition Corporation, a Delaware Corporation (“FRLA” or the “SPAC”). On December 29, 2022, the Company announced that its subsidiary, Water On Demand, Inc. has closed the acquisition of Fortune Rise Sponsor, LLC, which is the sponsor of Fortune Rise Acquisition Corp.

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

On January 5, 2023, WODI signed a non-binding Letter of Intent (the “LOI”) with Fortune Rise Acquisition Corporation, (“FRLA” collectively with WODI, the “Parties”). The LOI is not binding on the Parties and is intended solely to guide good-faith negotiations toward a definitive business combination agreement. The Parties will work together in good faith with their respective advisors to agree on a structure for the business combination that is most expedient to the consummation of the acquisition, which may result in a new (merged) entity.

Pursuant to the LOI, if a business combination were to be consummated and approved, all of the outstanding equity securities of WODI, including all shares of common stock, preferred stock, outstanding options and warrants will convert into new equity of the merged entity.

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

On February 7, 2023, FRLA and OriginClear Inc. announced that WODI deposited $977,500 (the “Second Extension Payment”) into the Company’s trust account for its public shareholders, representing $0.10 per public share, which enables FRLA to extend the period of time it has to consummate its initial business combination by an additional three months from February 5, 2023 to May 5, 2023 (the “Second Extension”).

On April 10, 2023, at the Special Meeting, a total of 10,514,410 (or 81.61%) of the Company’s issued and outstanding shares of Class A common stock and Class B common stock held of record as of March 3, 2023, were present either in person or by proxy, which constituted a quorum. In that FRLA shareholders agreed to a final extension of the period of time it has to consummate its initial business combination by an additional six months from May 5, 2023 to November 5, 2023. FRLA’s stockholders voted on to approve and adopt the extension amendment which received sufficient votes (more than 65%) for approval.

On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s “Modular Water Service” business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets include an assignment of OriginClear’s existing global master license to the five patents of inventor Daniel M. Early, P.E., who heads Modular Water, and the right to file patents for all additional inventions since 2018, when OriginClear created the unit.

Accounting of Class B Common Founder Shares as at December 31, 2022

The Company retained an independent valuation firm for the purpose of conducting a valuation of the fair value of Sponsor Founder Shares (Class B) of FRLA as of December 31, 2022 (the “Date of Valuation”).

The independent firm (i) evaluated and analyzed various Sponsor Founder Shares of FRLA; (ii) assessed the terms including various redemption and liquidation features considering each of FRLA’s financial plans and market conditions; and (iii) determined the underlying value to be assigned to the FRLA Sponsor Founder Shares as of the Date of Valuation and evaluated the FRLA Sponsor Founder Shares for impairment by performing the following procedures:

●	Analyzed agreements and other documentation.

●	Developed Monte Carlo Model that values the FRLA Sponsor Founder Shares based on a multipath random event model and future projections of the various potential outcomes and completed 50,000 iterations for each valuation.

●	Valued the FRLA Sponsor Founder Shares as of the Date of Valuation.

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

Promissory Notes

During the three months ended March 31, 2023, WODI and the Company received an aggregate of $1,657,920 in unsecured promissory notes (the “SPAC Notes”) from the SPAC for various payments made by WODI on behalf of the SPAC to meet its operating expenses and the extension payments. The SPAC Notes are non-interest bearing and payable (subject to the waiver against SPAC trust provisions) on the earlier of (i) consummation of the SPAC initial business combination; and (ii) the date of the liquidation of the SPAC. The principal balance of each SPAC Note may be prepaid at any time, at the election of the SPAC.

Since buying the sponsorship interest in the SPAC on December 22, 2022, WODI has made payments on behalf of the SPAC in the aggregate amount of $ 2,395,187.

Management continues to estimate the likelihood of the merger at 50%. Therefore it is deemed probable that the SPAC may not have funds to pay all of the Class A shareholders back with interest and WODI for the monies advanced to the SPAC, if a merger is not consummated.

Therefore, although the payments made on behalf of the SPAC are monies receivable to WODI, similar to the period ended December 31, 2022, where WODI expensed the extension payment of $737,267, instead of recording it as a receivable; for the period ended March 31, 2023, WODI considered the aggregate amount of $ 1,657,920 for the notes to be impaired as well and recorded it as an expense on the consolidated income statements.

In the event of WODI successfully merging with the SPAC, all monies paid by WODI on behalf of the SPAC, including any future payments made until such merger is fully consummated will be received back by WODI.

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and March 30, 2023, WODI entered into Restricted Stock Grant Agreements (the “WODI RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of WODI and to increase its value. WODI RSGAs provide for the issuance of up to 10,100,000 shares of WODI common stock provided certain milestones and vesting are met in certain stages. The restricted shares may become fully vested and no longer subject to risk of forfeiture (“Vested Shares”) if WODI shares are uplisted to a National Exchange, then upon such uplisting, 25% of the restricted shares that shall vest and become Vested Shares and 6.25% each three-month period thereafter, subject to the following: (i) If WODI shares are traded on a National Exchange, then the amount of restricted shares which shall become Vested Shares during any three-month period shall not exceed an amount representing the greater of (a) 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI and (b) the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. (ii) If WODI shares are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, then the amount of restricted shares which shall become Vested Shares during any three month period shall not exceed an amount representing 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI, or if WODI shares are traded on a national securities exchange, the greater of (b)(i) and the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. If WODI shares do not achieve listing on a national securities exchange within three years of the Effective Date, then the restricted shares shall vest and become Vested Shares at a rate equal to 25% on the three-year anniversary of the Effective Date and 6.25% each three-month period thereafter. WODI has not recognized any costs associated the WODI RSGAs because milestones and vesting have not been achieved. As the milestones are achieved, the shares shall become eligible for vesting and issuance.

10.	LINE OF CREDIT

During the three months ended March 31, 2023, the Company obtained a line of credit in the amount of $200,000 for one year, with an interest rate of 26.07%. No interest accrued or was due until April 2023.

11.	ASSETS HELD FOR SALE

The Company acquired real estate assets to be held for sale to finance their water projects, by issuing 630 shares of Series T preferred stock for a fair value of $630,000, in conjunction with common stock purchase warrants, through an asset purchase agreement. The assets held for sale consisted of residential property, plus eight (8) lots of undeveloped land. The real property has been listed actively on the market to be sold. Based on the offers received and the market conditions, the Company adjusted the fair value and recognized a loss on impairment of the residential property in the amount of $230,000. As of March 31, 2023, the carrying value of the property is $400,000.

12.	EMPLOYEE RETENTION TAX CREDIT

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company was eligible for a refundable employee retention credit (the “ERTC”) subject to certain criteria. The Company’s subsidiary, Progressive Water Treatment applied for the ERTC and during the three months ended March 31, 2023, received an aggregate of $126,879 which was recognized in the financial statements as other income.

13.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,150.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for three months ended March 31, 2023 and the year ending December 31, 2022.

Litigation

There are no material updates to the litigation matters with C6 Capital, LLC nor Auctus Fund, LLC as previously disclosed in the Form 10-K filed on April 17, 2023.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s “Modular Water Service” business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets include an assignment of OriginClear’s existing global master license to the five patents of inventor Daniel M. Early, P.E., who heads Modular Water, and the right to file patents for all additional inventions since 2018, when OriginClear created the unit.

On April 18, 2023, holders of convertible promissory notes converted an aggregate principal and interest amount of $167,365 into a total of 55,788,402 shares of the Company’s common stock.

On April 25, 2023, holders of the Company’s Series Y preferred stock converted an aggregate of 2.5 Series Y shares into an aggregate of 40,841,585 shares of the Company’s common stock.

Between April 25, 2023 and May 2, 2023, the Company issued to consultants an aggregate of 5,120,749 shares of the Company’s common stock.

On April 25, 2023, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to an employee an aggregate of 2,754,073 shares of the Company’s common stock.

Between April 26, 2023 and April 28, 2023, an aggregate of 40,841,585 shares of common stock were redeemed by the Company, and the redemption amount, together with cash paid by the redeeming stockholders, were used by the stockholders to purchase convertible secured promissory notes from WODI.

On April 28, 2023, the Company filed a certificate of designation for its WODI subsidiary for Series B Preferred Stock with the Secretary of State of Nevada. Pursuant to the certificate of designation, WODI designated 1,000,000 shares of preferred stock as Series B Preferred Stock. The Series B Preferred Stock has an initial issuance value of $5.00 per share and will be convertible into common stock of WODI per terms of the certificate of designation.

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

OriginClear’s assets, subsidiaries and product offerings consist of:

●	OriginClear has incubated an outsourced water treatment business called Water On Demand (“WOD”). The WOD model intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate (“DBOO”).

●	On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc. (“WODI”), which will hold the assets, liabilities, intellectual property and business operations of the WOD business. WODI is designed to select projects, fully qualify them, provide financing for DBOO service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors.

●	On January 5, 2023, WODI signed a non-binding Letter of Intent with Fortune Rise Acquisition Corporation, a Delaware corporation (the “Fortune Rise”), under which Fortune Rise proposes to acquire all the outstanding securities of WODI, based on certain material financial and business terms and conditions being met.

●	On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s “Modular Water Service” business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets include an assignment of OriginClear’s existing global master license to the five patents of inventor Daniel M. Early, P.E., who heads Modular Water, and the right to file patents for all additional inventions since 2018, when OriginClear created the unit.

Recently, OriginClear commissioned a valuation of the five existing Dan Early patents, which yielded a nominal value between $26,637,185 and $53,224,807. According to the valuation, the Projected Total Available Market in 2026 exceeds $8 Billion.

“This is an example of OriginClear successfully incubating and growing a healthy business over five years, and selling it for many times its investment,” said Riggs Eckelberry, OriginClear CEO. “We anticipate this transaction will further benefit OriginClear shareholders as Water On Demand executes on its business plan.”

Water On Demand issued a new presentation describing the new combined businesses and planning.

The Company continues to develop a business which it acquired in 2015, Progressive Water Treatment Inc. (“PWT”), a wholly-owned subsidiary based in Dallas, Texas, which is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

Water Businesses

The Company develops and incubates businesses in its role as the Clean Water Innovation Hub™ (“CWIB”). The mission of CWIB in general, is to create valuable properties through an incubation process that results in the launching of valuable spinoffs that add value to the world’s water industry.

The first such spinoff was on April 13, 2022, when the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed subsidiary, Water On Demand Inc., (“WODI”) which holds the assets, liabilities, intellectual property and business operations of the WOD business.

On April 14, 2023, the Company transferred the assets associated with its Modular Water Systems division (“MWS” or “Modular Water”) (www.modularwater.com) to WODI.

CWIB’s ongoing operations include:

1.	Building a network of customer-facing water brands to expand global market presence and technical expertise. These include the wholly-owned subsidiary, Progressive Water Treatment, Inc.

2.	Managing relationships with partners worldwide who are licensees and business partners.

3.	Developing the capability of partners to build systems and to deliver Operation & Maintenance (“O&M”) capability at scale, to support Water On Demand outsourced treatment and purification programs.

4.	Continue to study the streamlining of water assets and royalties through the blockchain, as part of the $H2O™ concept. At this time there is no plan to actively develop a blockchain-based asset.

5.	Prepare properties for eventual spinoff.

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

Modular Water Systems – now part of Water On Demand, Inc.

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

On July 25, 2022 the Company announced that decentralized water treatment, long pioneered by OriginClear’s Modular Water Systems™ (“MWS”), is now being mandated by major US cities to recycle water in large new buildings.

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

On April 14, 2023, the Company transferred its Modular Water Systems division (MWS or Modular Water) (www.modularwater.com) and the related assets to its subsidiary WODI in exchange for 6,000,000 shares of WODI.

Water on Demand™: a new strategic direction

OriginClear has developed an outsourced water treatment business called “Water On Demand”: or “WOD” as a potential revenue source. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate or “DBOO”. WOD is designed to select projects, fully qualify them, provide financing for Design-Build-Own-Operate service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors.

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

On April 6, 2022, the Company agreed in principle to an arrangement with Houston-based, international water service company Envirogen Technologies for certain operations and maintenance (O&M) functions, the first of a potential series of such partnerships, intended to enable Water On Demand to focus on finance and asset management while the water industry benefits from a steady stream of pre-capitalized projects. (https://www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand)

On April 13, 2022, the Company announced the formation of Water On Demand, Inc. (“WODI”) as a wholly owned subsidiary which holds the assets, liabilities, intellectual property and business operations of the Water On Demand business. Water On Demand is designed to offer clean water systems to businesses and communities as a managed service without any capital requirement.

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

On April 14, 2023, the Company transferred its Modular Water Systems division (MWS or Modular Water) (www.modularwater.com) and the related assets to WODI.

Advisory Support for OriginClear

In September 2020, OriginClear announced that Philanthroinvestors had entered a strategic agreement with OriginClear and had listed the Company on its new Water Philanthroinvestors program. At the same time, OriginClear appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors.

$H2O™

On May 10, 2021, OriginClear filed a patent application for its “System And Method For Water Treatment Incentive”, which includes blockchain technology and non-fungible tokens (“NFT(s)”) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation, or Water On Demand.

On May 16, 2021, the Company applied for a registered trademark for the mark $H2O (also referred to as H2O) as the blockchain system representing this activity. The current filing basis is “Intent-to-use basis” (under Trademark Act Section 1(b)). The $H2O trademark application has been approved for publication/opposition on April 26, 2023. This application will proceed to registration if no 3rd party files an opposition to this application within 18-month from the opposition period.

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

We are particularly interested in companies which successfully execute on Design-Build-Own-Operate. These companies are growing fast, because tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small–privately owned and locally operated. Creating a network of such providers could lead to enormous economies of scale through sharing of best practices, technologies, and customers and could represent a major barrier to entry for Water On Demand’s competitors.

The Company cautions that suitable acquisition candidates may not be identified and even if identified, the Company may not have adequate capital to complete the acquisition and/or definitive agreement may not be reached. Internally incubated businesses, similarly, may not become commercial successes

Patents and Intellectual Property

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

On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s “Modular Water Service” business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets include an assignment of OriginClear’s existing global master license to the five patents of inventor Daniel M. Early, P.E., who heads Modular Water, and the right to file patents for all additional inventions since 2018, when OriginClear created the unit.

Recently, OriginClear commissioned a valuation of the five existing Dan Early patents, which yielded a nominal value between $26,637,185 and $53,224,807. According to the valuation, the Projected Total Available Market in 2026 exceeds $8 Billion.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2023, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Revenue and Cost of Sales

For the three months ended March 31, 2023, we had revenue of $2,006,394 compared to $1,234,105 for the three months ended March 31, 2022. Cost of sales for the three months ended March 31, 2023 was $1,875,319 compared to $1,458,855 for the three months ended March 31, 2022. Revenue and cost of sales increased primarily due to our subsidiary’s increase in revenue.

Our gross profit was $131,075 and $(224,750) for the three months ended March 31, 2023 and 2022, respectively.

Selling and Marketing Expenses

For the three months ended March 31, 2023, we had selling and marketing expenses of $814,222, compared to $646,184 for the three months ended March 31, 2022. The increase in selling and marketing expenses was primarily due to an increase in marketing expense.

General and Administrative Expenses

For the three months ended March 31, 2023, we had general and administrative expenses of $1,088,770 compared to $880,260 for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees and outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $1,392,833 to $(421,507) for the three months ended March 31, 2023, compared to $(1,814,340) for the three months ended March 31, 2022. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $5,202,090 and an increase in present value of convertible secured promissory notes of $2,505,339, increase in other income of $126,879, increase in impairment of receivable of $1,657,920, decrease in gain on write off of loans payable of $75,000, with an overall increase in other expenses in the amount of $302,123.

Net Income/(Loss)

Our net loss decreased by $1,375,014 to $(2,201,253) for the three months ended March 31, 2023, compared to net loss of $(3,576,267) for the three months ended March 31, 2022. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the three months ending March 31, 2023. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At March 31, 2023 and December 31, 2022, we had cash of $902,990 and $1,354,814 and a working capital deficit of $17,064,810 and $14,245,179, respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, convertible promissory notes, cash and accrued expenses, with a decrease in accounts payable and contract receivables.

During the period ended March 31, 2023, we raised an aggregate of $345,000 from the sale of preferred stock in private placements and $2,532,000 for WODI convertible secured promissory notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $1,999,565 for the three months ended March 31, 2023, compared to $271,565 for the prior period ended March 31, 2022. The increase in cash used in operating activities was primarily due to an increase in value added to note purchase agreements and accrued expenses, with a decrease in contracts receivable, contract assets, prepaid expenses, accounts payable and contract liabilities.

Net cash flows used in investing activities was $1,662,420 for the three months ended March 31, 2023, compared to $4,500 for the prior period ended March 31, 2022. The increase in cash used in investing activities was primarily due to an increase in notes receivables during the current period.

Net cash flows provided by financing activities was $3,210,161 for the three months ended March 31, 2023, as compared to $1,424,059 for the three months ended March 31, 2022. The decrease in cash provided by financing activities was due primarily to a decrease in proceeds for issuance of preferred stock. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

There are no material updates to the litigation matters with C6 Capital, LLC nor Auctus Fund, LLC as previously disclosed in the Form 10-K filed on April 17, 2023.

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

May 22, 2023	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)