Form 10-Q
period 2023-06-30
ORIGINCLEAR, INC.
filed 2023-08-25
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2023

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

As of August 24, 2023, there were 1,297,971,707 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,380,390	$636,024
Restricted cash	-	718,790
Contracts receivable, net allowance of $0 and $17,315, respectively	1,418,113	2,479,123
Fair value investment in securities	22,604	27,125
Contract assets	1,089,285	1,479,491
Other receivable	27,694	-
Prepaid expenses	10,774	25,000
TOTAL CURRENT ASSETS	3,948,860	5,365,553

NET PROPERTY AND EQUIPMENT	161,637	177,069

OTHER ASSETS
Long term assets held for sale	-	400,000
Note receivable on sale of asset	169,572	-
SPAC Class B common shares purchase cost	400,000	400,000
Fair value investment-securities	2,400	2,400
Trademark	4,467	4,467
TOTAL OTHER ASSETS	576,439	806,867

TOTAL ASSETS	$4,686,936	$6,349,489

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other payable	$2,262,907	$3,784,747
Accrued expenses	1,958,632	1,633,904
Cumulative preferred stock dividends payable	425,358	415,597
Contract liabilities	723,894	932,458
Trust escrow	24,500	-
Tax liability 83(b)	13,600	15,600
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Line of Credit	200,994	-
Loan payable, merchant cash advance	30,646	30,646
Loans payable, SBA	148,517	149,790
Derivative liabilities	6,753,025	9,578,904
Series F 8% Preferred Stock, 60 and 60 shares issued and outstanding, respectively, redeemable value of $60,000 and $60,000 respectively	60,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series K 8% Preferred Stock, 307.15 and 407.15 shares issued and outstanding, respectively, respectively, redeemable value of $307,150 and $407,150, respectively	307,150	407,150
Convertible secured promissory note (Note 5)	12,729,089	1,347,500
Convertible promissory notes (Note 5)	2,621,983	1,037,983
Total Current Liabilities	28,476,748	19,610,732

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	213,772	1,888,772
Total Long Term Liabilities	213,772	1,888,772

Total Liabilities	28,690,520	21,499,504

COMMITMENTS AND CONTINGENCIES (See Note 11)

Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively, redeemable value of $210,000 and $210,000, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320.5 and 320.5 shares issued and outstanding, respectively, redeemable value of 320,495 and 320,495, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 190 and 230 shares issued and outstanding, respectively, redeemable value of $190,000 and $230,000, respectively	190,000	230,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding, respectively redeemable value of $30,000 and $30,000, respectively	30,000	30,000
Series Q 12% Convertible Preferred Stock, 560 and 615 shares issued and outstanding, respectively, redeemable value of $560,000 and $615,000, respectively	560,000	615,000
Series R 12% Convertible Preferred Stock, 2,008 and 2,828 shares issued and outstanding, respectively, redeemable value of $2,008,000 and $2,828,000, respectively	2,008,000	2,828,000
Series S 12% Convertible Preferred Stock, 120 and 170 shares issued and outstanding, respectively, redeemable value of $120,000 and $170,000, respectively	120,000	170,000
Series U Convertible Preferred Stock, 320 and 385 shares issued and outstanding, respectively, redeemable value of $320,000 and $385,000, respectively	320,000	385,000
Series W 12% Convertible Preferred Stock, 919.5 and 819.5 shares issued and outstanding, respectively, redeemable value of $919,500 and $819,500, respectively	919,500	819,500
Series X Convertible Preferred Stock, 0 and 250 shares issued and outstanding, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
Series Y Convertible Preferred Stock, 27.8758 and 37.5128 shares issued and outstanding, respectively, redeemable value of $2,787,5777and $3,751,277, respectively	2,787,577	3,751,277
Series Z Convertible Preferred Stock, 0 and 250 shares issued and outstanding, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
	8,473,072	10,866,772

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized 1,684 and 1,475 shares of Series A issued and outstanding, respectively	-	-
367,400 and 0 shares of Series B issued and outstanding, respectively	37	-
1,001,000 and 1,001,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Subscription payable for purchase of equipment	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 19,000,000,000 shares authorized 1,299,440,930 and 1,013,369,185 equity shares issued and outstanding, respectively	129,945	101,337
Additional paid in capital - Common stock	86,143,085	82,745,503
Accumulated other comprehensive gain/(loss)	(132)	(132)
Accumulated deficit	(118,852,741)	(108,966,645)
TOTAL SHAREHOLDERS’ DEFICIT	(32,476,656)	(26,016,787)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,686,936	$6,349,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Sales	$1,830,684	$3,167,967	$3,837,078	$4,402,072
Cost of Goods Sold	1,635,489	2,482,493	3,510,808	3,941,348
Gross Profit	195,195	685,474	326,270	460,724

Operating Expenses
Selling and marketing expenses	631,021	466,566	1,445,243	1,112,750
General and administrative expenses	1,015,995	934,899	2,104,765	1,815,159
Depreciation and amortization expense	7,603	10,509	15,432	21,242
Total Operating Expenses	1,654,619	1,411,974	3,565,440	2,949,151

Loss from Operations	(1,459,424)	(726,500)	(3,239,170)	(2,488,427)

OTHER INCOME (EXPENSE)
Other income	-		126,879	-
Impairment of receivable from SPAC	(993,065)		(2,650,985)	-
Gain on write off of loans payable	-	-	-	75,000
Unrealized gain(loss) on investment securities	-	(29,927)	(4,521)	(142,705)
Gain (Loss) on conversion of preferred stock	-	(34,988)	-	(245,985)
Preferred stock incentive compensation	(155,852)	-	(155,852)	-
Conversion and settlement value added to note purchase agreements	(3,532,250)	-	(6,037,589)	-
Gain (Loss) on net change in derivative liability and conversion of debt	(1,049,498)	(242,185)	2,825,879	(1,568,898)
Interest and dividend expense	(494,754)	(232,156)	(750,737)	(471,008)
TOTAL OTHER (EXPENSE) INCOME	(6,225,419)	(539,256)	(6,646,926)	(2,353,596)

NET LOSS	$(7,684,843)	$(1,265,756)	$(9,886,096)	$(4,842,023)

BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,195,322,992	573,084,370	1,243,518,367	495,173,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	SIX MONTHS ENDED JUNE 30, 2022
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2021	33,038,213	$3,304	$10,183,092	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$(98,175,924)	$(22,321,917)
Rounding	-	-	5	-	-	(1)	-	-	1	-
Common stock issuance for conversion of debt and accrued interest	-	-	-	12,461,909	1,246	118,388	-	-	-	119,634
Common stock issued at fair value for services	-	-		24,845,550	2,485	520,050	-	-	-	522,535
Common stock issued for conversion of Series J Preferred stock	-	-	(5,000)	512,737	51	4,949	-	-	-	5,000
Common stock issued for conversion of Series L Preferred stock	-	-	(134,080)	15,973,192	1,598	132,482	-	-	-	134,080
Common stock issued for Series O Preferred stock dividends	-	-	-	720,665	72	(72)	-	-	-	-
Common stock issued for conversion of Series R Preferred stock	-	-	(398,267)	28,625,607	2,863	395,404	-	-	-	398,267
Common stock issued for conversion of Series T Preferred stock	-	-	(344,000)	53,327,672	5,333	338,667	-	-	-	344,000
Common stock issued for conversion of Series U Preferred stock	-	-	(431,500)	22,794,493	2,279	429,221	-	-	-	431,500
Common stock issued for conversion of Series W Preferred stock	-	-	(45,000)	3,811,810	381	44,619	-	-	-	45,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(50,000)	4,230,769	423	49,577	-	-	-	50,000
Common stock issued for make good shares for Series P Preferred stock	-	-	-	518,232	52	(52)	-	-	-	-
Common stock issued for make good shares for Series R Preferred stock	-	-	-	1,041,662	104	(104)	-	-	-	-
Common stock issued for conversion settlement	-	-	-	131,282,467	13,128	(13,128)	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	2,657,200	-	-	-	-	-	-	-
Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-
Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	200,000	-	-	-	-	-	-	-
Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	210,000	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	85,000	-	-	-	-	-	-	-
Loss on conversion of Preferred Stock	-	-	-	-	-	245,985	-	-	-	245,985
Net Loss	-	-	-	-	-	-	-	-	(4,842,023)	(4,842,023)
Balance at June 30, 2022 (unaudited)	33,038,213	$3,304	12,177,450	607,030,697	$60,703	$77,986,132	$100,000	$(132)	$(103,017,946)	$(24,867,939)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	SIX MONTHS ENDED JUNE 30, 2023
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Deficit	Total
Balance at December 31, 2022	32,502,475	3,150	$10,866,772	1,013,369,185	101,337	82,745,503	100,000	(132)	(108,966,645)	(26,016,787)
Common stock issued for cash per equity financing agreement	-	-	-	18,645,028	1,865	128,719	-	-	-	130,584
Common stock issued upon conversion of convertible promissory note	-	-	-	55,788,402	5,579	161,786				167,365
Common stock issued at fair value for services	-	-	-	45,217,435	4,521	420,405	-	-	-	424,926
Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	40,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(55,000)	11,490,310	1,149	53,851	-	-	-	55,000
Common stock issued for conversion of Series R Preferred stock	-	-	(720,000)	146,475,763	14,648	705,352	-	-	-	720,000
Common stock issued for conversion of Series S Preferred stock	-	-	(50,000)	8,864,250	886	49,114	-	-	-	50,000
Common stock issued for conversion of Series U Preferred stock	-	-	(65,000)	9,078,212	908	64,092	-	-	-	65,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(1,330,000)	233,043,093	23,305	1,306,695	-	-	-	1,330,000
Common stock issued for conversion of Series Z Preferred stock	-	-	(250,000)	61,728,395	6,173	243,827	-	-	-	250,000
Common stock issued for Series O Preferred stock dividends	-	-	-	498,280	50	(50)	-	-	-	-
Common stock issued for conversion settlement agreements	-	-	-	265,181,982	26,518	(26,518)	-	-	-	-
Common stock issued for alternate vesting	-	-	-	11,584,932	1,158	(1,158)	-	-	-	-
Common stock issued through a Reg A to investors for cash	-	-	-	7,500	1	37,499				37,500
Issuance of Series A Preferred stock granted to Series Y investors	209	-	-	-	-	23,588	-	-	-	23,588
Issuance of Series B Preferred stock granted to investors	367,400	37	-	-	-	132,227	-	-	-	132,264
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	100,000	-	-	-	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	376,300	-	-	-	-	-	-	-
Exchange of Series R Preferred Stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-
Exchange of Series X Preferred Stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-
Return of investment for Series Y Preferred stock	-	-	(10,000)	-	-	-	-	-	-	-
Redemption of common stock for note purchase agreements	-	-	-	(589,253,845)	(58,925)	58,925	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(9,886,096)	(9,886,096)
Balance at June 30, 2023 (unaudited)	32,870,084	$3,187	$8,473,072	1,299,440,930	$129,945	$86,143,085	$100,000	$(132)	$(118,852,741)	$(32,476,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(9,886,096)	$(4,842,023)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,432	21,242
Common and preferred stock issued for services	424,926	522,535
(Gain) Loss on net change in valuation of derivative liability	(2,825,879)	1,568,898
Conversion and settlement value added to note purchase agreements	6,037,589	-
Debt discount recognized as interest expense	-	3,743
Net unrealized (gain) loss on fair value of securities	4,521	142,705
Impairment of receivable from SPAC	2,650,986	-
(Gain) Loss on conversion of preferred stock	-	245,985
Preferred stock incentive compensation	155,852	-
Gain on write off of payable	-	(50,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	1,061,010	761,676
Contract asset	390,206	(724,975)
Inventory asset	-	(15,175)
Prepaid expenses and other assets	14,226	1,496
Other receivable	(27,694)	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	(1,512,839)	744,372
Accrued expenses	401,092	57,824
Contract liabilities	(208,564)	(288,949)
Tax liability 83(b)	(2,000)	-
Trust escrow	24,500	-
NET CASH USED IN OPERATING ACTIVITIES	(3,282,732)	(1,850,646)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(2,650,986)	-
Payments received on long term asset	230,428
Purchase of fixed assets	(9,000)	(9,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,429,558)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	-	(4,544)
Payments on loan payable, SBA	(1,273)	-
Line of Credit	200,994	-
Equity financing through the purchase of common shares	168,084	-
Net payments on cumulative preferred stock dividends payable	9,761	15,135
Convertible secured promissory notes	4,994,000	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	366,300	2,843,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,737,866	2,854,291

NET (DECREASE) INCREASE IN CASH	25,576	994,645
CASH BEGINNING OF PERIOD	1,354,814	706,421
CASH END OF PERIOD	$1,380,390	$1,701,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$255,983	$828,638
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$167,365	$119,634
Issuance of Series O dividends	$50	$72
Preferred stock converted to common stock - mezzanine	$2,510,000	$1,407,842
Exchange of Series R Preferred Stock for WODI secured convertible note	$100,000	$-
Exchange from mezzanine to liability	$-	$495,000
Common stock issued as settlement	$26,518	$13,128
Exchange of Series X Preferred Stock for WODI secured convertible note	$250,000	$-
Shares issued for alternate vesting	$1,158	$-
Redemption of shares for secured promissory notes	$58,925	$-
Conversion of liability classified preferred stock to mezzanine	$100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 30, 2023

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

The Company operates an outsourced water treatment business called Water On Demand (“WOD”), which it conducts through its wholly owned subsidiary, Water on Demand, Inc. (“WODI”). The WOD model offers private businesses water self-sustainability as a service, the ability to pay for water treatment and purification services on a per-gallon basis, with a percentage of net profits paid to investors and stakeholders. This is commonly known as Design-Build-Own-Operate or “DBOO”. In addition to WODI, four subsidiaries were originally established to house capital dedicated to this program. For efficiency, during the six months ended June 30, 2023, the Company reorganized these subsidiaries into a single WOD Subsidiary. As of the period ended June 30, 2023, the Company received net aggregate funding in the amount of $366,300 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program. The Company is currently evaluating opportunities to contract with commercial customers to outsource water treatment as a managed service and pay by the gallon for the treatment of its dirty water as an alternative to having to come up with significant up-front capital. While these evaluations are ongoing, without guarantee as to when or if these will take place, the Company is placing funds from the sale of Series Y Preferred Stock into various company initiatives to support WOD. While there is no obligation to do so, the Company has made special distributions of funds to Series Y holders in lieu of share of profits, paid after the end of each quarter.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the six months ended June 30, 2023, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. During this period, the Company also generated revenue of $3,837,078 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., Water on Demand Inc., Water On Demand1, Inc., Water On Demand2, Inc., Water On Demand3, Inc. and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities. As of June 30, 2023, the Company reorganized Water On Demand2, Inc. and Water On Demand3, Inc and combined the subsidiaries into Water On Demand1, Inc.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. During the reorganization of Water On Demand1, Inc., Water On Demand2, Inc., and Water On Demand3, Inc., the restricted cash balance on the financial statements as of December 31, 2022 was combined with the overall cash balance of the consolidated Company during the six months ended June 30, 2023.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the six months ended June 30, 2023 and 2022, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Six Months Ended June 30,
	2023	2022
Loss to common shareholders (Numerator)	$(9,886,096)	$(4,842,023)

Basic weighted average number of common shares outstanding (Denominator)	1,243,518,367	495,173,641

Diluted weighted average number of common shares outstanding (Denominator)	1,243,518,367	495,173,641

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $17,315 as of June 30, 2023 and December 31, 2022, respectively. The net contract receivable balance was $1,418,113 and $2,479,123 at June 30, 2023 and December 31, 2022, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at June 30, 2023 and December 31, 2022, respectively, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $10,774 and $25,000 at June 30, 2023 and December 31, 2022, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	June 30, 2023	December 31, 2022
Machinery and Equipment	$383,569	$383,569
Computer Equipment	66,493	66,493
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	607,012	607,012
Less accumulated depreciation	(445,375)	(429,943)
Net Property and Equipment	$161,637	$177,069

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

Depreciation expense during the six months ended June 30, 2023 and 2022, was $15,432 and $21,242, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, June 30, 2023	$25,004	$25,004	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, June 30, 2023	$6,753,025	$-	$-	$6,753,025

The derivative liabilities consist of $6,325,257 for convertible notes outstanding and $427,768 for warrants outstanding for an aggregate of $6,753,025.

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2022	$9,578,904
Net loss on conversion of debt and change in derivative liabilities	(2,825,879)
Balance as of June 30, 2023	$6,753,025

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

June 30, 2023
Risk free interest rate	4.06% - 5.40%
Stock volatility factor	41.0% - 135.0%
Weighted average expected option life	6 mos - 5 yrs
Expected dividend yield	None

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

OriginClear, Inc Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of June 30, 2023, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of June 30, 2023, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. As of June 30, 2023, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of June 30, 2023, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of June 30, 2023, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. As of June 30, 2023, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2023, the Company exchanged an aggregate of 100 shares of Series K preferred stock for 100 shares of Series W preferred stock. As of June 30, 2023, there were 307 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $307,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. As of June 30, 2023, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of June 30, 2023, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the six months ended June 30, 2023, the Company issued an aggregate of 7,722,008 shares of common stock upon conversion of 40 shares of Series O preferred stock and issued an aggregate of 498,280 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 190 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari-passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of June 30, 2023, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the six months ended June 30, 2023, the Company issued an aggregate of 11,490,310 shares of common stock upon conversion of 55 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 560 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the six months ended June 30, 2023, the Company issued an aggregate of 146,475,763 shares of common stock upon conversion of 720 shares of Series R preferred stock and the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 100 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 2,008 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the six months ended June 30, 2023, the Company issued an aggregate of 8,864,250 shares of common stock upon conversion of 50 shares of Series S preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 120 shares of Series S preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the six months ended June 30, 2023, the Company issued an aggregate of 9,078,212 shares of common stock upon conversion of 65 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 320 shares of Series U preferred stock along with 10,307,500 warrants with a fair value of $3 (with exercise prices between $0.10 and $1.00) issued and outstanding. These warrants associated with Series U were valued using the Black Scholes model (See Note 4).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the six months ended June 30, 2023, the Company exchanged an aggregate of 100 shares of Series K preferred stock for 100 shares of Series W preferred stock. As of June 30, 2023, there were 920 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X had a stated value of $10,000 per share. The Series X holders were not entitled to any dividends and did not have any voting rights except as may have been required by applicable law. The Series X was convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X was not to be converted into common stock to the extent such conversion would have resulted in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may have been increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders had the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also had the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement.  During the six months ended June 30, 2023, the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 25 shares of Series X preferred stock, which had a stated value of $250,000. The shares were redeemed within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were no shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders are entitled to receive shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc. During the six months ended June 30, 2023, the Company received aggregate net funding in the amount of $366,300 through the sale of Series Y preferred stock, redeemed an aggregate of 0.1 shares of Series Y preferred stock equal to the stated value of $10,000, and issued an aggregate of 233,043,093 shares of common stock upon conversion of 13.3 shares of Series Y preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 27.9 shares of Series Y preferred stock along with 48,940,616 warrants with a fair value of $352,735 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants. During the six months ended June 30, 2023, the Company issued an aggregate of 61,728,395 shares of common stock upon conversion of 25 shares of Series Z preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of June 30, 2023, there were 2,500,000 warrants with a fair value of $11,057 (with an exercise price of $0.10) and no shares of Series Z preferred stock issued and outstanding.

As of June 30, 2023, the Company accrued aggregate dividends in the amount of $425,358 for all series of preferred stock.

During the six months ended June 30, 2023, the Company redeemed an aggregate of 589,253,845 shares of common stock at a price ranging from $0.007 to $.013 per share with a value of $58,925 relating to Series R and Series Y conversions and settlement agreements with certain WODI convertible secured promissory note holders.

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

During the six months ended June 30, 2023, WODI issued an aggregate of 209 shares of its Series A preferred stock to certain holders of the Company’s Series Y preferred stock at par value of $0.0001. As of June 30, 2023, there were 1,684 shares of Series A preferred stock issued and outstanding.

Valuation

The Series A preferred shares were valued by an independent valuation expert based on a Probability Weighted Expected Return Methodology (“PWERM”) with an underlying Discounted Cash Flow (“DCF”) analysis.

The following parameters were considered in this analysis:

1.	Two settlement options - either a merger occurs with the SPAC and the likelihood of it occurring or the merger does not occur.

2.	Three main tranches of valuation dates were considered based on the dates of bulk issuances of shares.

3.	SPAC offer value – which was based on management’s representations of the terms under negotiation during the time of issuances.

4.	Base value of WODI – which was supported by a market analysis completed by management at the time of implementing the Reg A offering and a subsequent increase in base value in Q2, 2023 based on the estimated fair value of the Modular Water Systems assets contributed to the business.

5.	Timing of a settlement event/conversion event for the Series A shares under the two settlement options.

6.	The expected outstanding issuance of Series Y and convertible debt as of settlement

Based on the above, the value of WODI Series A preferred shares were determined to be as follows:

Valuation Date	Fair Value of shares
12/28/2022	$56.68
02/08/2023	$106.67
06/15/2023	$266.73

Out of the total 209 shares issued during the six months ended June 30, 2023, 201 shares were issued in Q1, 2023 and were valued at $106.67 per share, and 8 shares which were issued in Q2, 2023 were valued at $266.73 per share, for an aggregate expense of $23,588 for the six months ended June 30, 2023 and recorded as preferred stock incentive compensation in the consolidated financial statements.

Series B

On April 28, 2023, WODI designated 1,000,000 shares of its authorized preferred stock as Series B preferred stock. The shares of Series B preferred stock have an initial issuance value of $5.00 per share and are reserved for issuance to the holders of parent Company’s, OriginClear, Inc., Series X preferred shares and other direct issuances at the discretion of the WODI board of directors. The holders of Series B preferred shares shall not be entitled to dividends and shall not be entitled to a vote until such time as the Series B preferred shares are converted to common shares. Each share of Series B preferred stock shall be convertible, at any time per terms of the Series B Certificate of Designation, provided, however that at no time shall the total number of issued and outstanding Series B preferred shares, on a converted basis, be less than 2.5 percent (2.5%) (‘Dilution Floor’) of the total authorized shares of common stock (on a fully diluted basis) based upon an anticipated issuance of $5,000,000 in Series B shares. The dilution floor shall be adjusted proportionately based upon the actual number of Series B shares. During the six months ended June 30, 2023, WODI issued an aggregate of 367,400 shares of its Series B preferred stock with a par value of $0.0001, to certain holders of the Company’s Series X preferred stock and holders of WODI Note Purchase Agreements. As of June 30, 2023, there were 367,400 shares of Series B preferred stock issued and outstanding.

Valuation

The Series B preferred shares were valued by an independent valuation expert based on a Probability Weighted Expected Return Methodology (“PWERM”) with an underlying Discounted Cash Flow (“DCF”) analysis.

The following parameters were considered in this analysis:

1.	Two settlement options - either a merger occurs with the SPAC and the likelihood of it occurring or the merger does not occur.

2.	SPAC offer value – which was based on management’s representations of the terms under negotiation during the time of issuances.

3.	Base value of WODI – which was supported by a market analysis completed by management at the time of implementing the Reg A offering and a subsequent increase in base value in Q2, 2023 based on the estimated fair value of the Modular Water Systems assets contributed to the business.

4.	Timing of a settlement event/conversion event for the Series A shares under the two settlement options.

5.	The expected outstanding issuance of Series Y and convertible debt as of settlement

Based on the above, the value of WODI Series B preferred shares were determined to be as follows:

Valuation Date	Fair Value of shares
06/27/2023	$0.36

For the six months ended June 30, 2023, the shares were valued at $0.36 per share, for an aggregate expense of $132,264 and recorded as preferred stock incentive compensation in the consolidated financial statements.

Series C

On October 13, 2022, the Board of Directors authorized the issuance of 1,000,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry (the “Holder”) in exchange for his continued employment with the Company. The Holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Holder of Series C preferred shares shall vote with the holders of the common shares on an as converted basis. However, as long as any shares of Series C preferred shares are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C preferred shares directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series C preferred shares or alter or amend this Certificate of Designation, (b) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series C preferred shares, or (d) enter into any agreement with respect to any of the foregoing. Notwithstanding the foregoing, the Holder shall be entitled to vote a number of shares equal to fifty-one percent (51%) of the total number of voting shares. As of June 30, 2023, there were 1,000,000 shares of Series C preferred stock outstanding with a value of $100, held by Mr. Eckelberry.

OriginClear, Inc. Common Stock

On October 20, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, at the Company’s sole discretion, up to $25,000,000 worth of the shares of the Company’s common stock (the “Shares”), par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement (“Registration Agreement”) dated October 20, 2022 between the Company and GHS, the Company was required to register the Shares on Form S-1 with the Securities and Exchange Commission as a condition precedent to GHS’s obligation to close on the purchase of the Shares. On December 27, 2022, the Securities and Exchange Commission issued a Notice of Effectiveness of the Registration Statement filed on Form S-1 (File Number 333-268608) for OriginClear, Inc. Per Financing Agreement, during the six months ended June 30, 2023, the Company received an aggregate of $130,584 in equity financing and issued an aggregate of 18,645,028 shares of the Company’s common stock to GHS.

Six Months Ended June 30, 2023

The Company issued 18,645,028 shares of common stock for cash, through an equity financing agreement for a total aggregate of $130,584 based upon conversion prices ranging from $0.0064 to $0.00816.

The Company issued 55,788,402 shares of common stock upon conversion of convertible promissory note in the amount of principal of $91,000, plus accrued interest of $76,365, for a total aggregate of $167,365 based upon a conversion price of $0.0085. The shares were issued within the terms of the agreements and no gain or loss was recognized.

The Company issued 45,217,435 shares of common stock for services at fair value of $424,926, at share prices ranging from $0.0051 - $0.0135.

The Company issued 498,280 shares of common stock for Series O preferred stock dividends payable.

The Company issued 11,584,932 shares of common stock for alternate vesting at a fair value of $1,158.

The Company issued 265,181,982 shares of common stock for settlement of conversion agreements at a fair value of $26,518.

The Company issued 478,402,031 shares of common stock upon conversion of $2,510,000 of preferred stock. The shares were issued within the terms of the agreements and no gain or loss was recognized.

The Company redeemed 589,253,845 shares of common stock at a market price of $0.01 per share in the amount of $58,925.

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

Water On Demand, Inc. (‘WODI’) Common Stock

On February 17, 2023, the Securities and Exchange Commission qualified the Offering Circular for the offering of securities by WODI pursuant to Regulation A offering (the “Reg A offering”). The Reg A Offering was intended to accumulate capital for WODI to direct toward WOD projects.

On March 9, 2023, the Company announced that it launched a limited preview of the Reg A offering for WODI.

As of June 26, 2023 (the “Effective date”), the Company announced it suspended the sale of securities under the Reg A offering for WODI. As of the Effective Date, 12,300 shares were sold for total proceeds of $61,500. The Company booked a receivable in the amount of $27,694 for funds raised in the Reg A offering that were not yet cleared as of June 30, 2023. Prior to the Effective date, 7,500 shares of common stock were issued through the Reg A offering.

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

Restricted Stock to the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“the BEC RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the BEC RSGAs are performance based shares. The BEC RSGAs provide for the issuance of up to 281,686,042 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 140,843,021 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 140,843,021 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs and BEC RSGAs to include an alternative vesting schedule for the Grantees and on January 26, 2022, the Company amended the procedures for processing the RSGAs and BEC RSGAs. Once a Grantee is eligible to participate in alternate vesting, then they will be added to the list of alternate vestees, enlarging the pool of vestees among which, 10% of stock sales that are allowed under the agreement is divided for the next year. The Company then (i) calculates the value of the Company common stock traded in the year immediately prior to the vesting year, using daily adjusted close and volume, as quoted on the public securities trading market on which the Company’s common stock is then traded (ii) determines the cost basis of the shares, which shall be the closing price quoted on the public securities trading market, quoted on the first trading day of the vesting year which will be the grantee’s cost basis, and (iii) applies the 10% calculation and divides it into the number of qualifying alternate vestees, giving the gross number of shares available to each Grantee. For each alternate vestee for each year in which there occurs a vesting or a potential vesting, the Company (i) does a 90-day lookback from the first day of the latest vesting month, to limit cumulative vesting of shares for each alternate vestee for the 90-day period to 1% of total Company shares of common stock outstanding for the period, using the then current figure for shares outstanding at the time of the lookback; (ii) places the excess shares (the “Overlimit Shares”) in suspense for issuance in the next 90-day period so that in each future 90-day period they may be issued, and (iii) if on the 90-day lookback, cumulative issuances are less than 1% of shares outstanding, the Company will add the shares from previous 90-day lookback, if any. For the avoidance of doubt, the Company will not record any Overlimit Shares as vested until such as time as they have been finally issued. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGA or BEC RSGA, then the number of vested shares issuable (assuming all conditions are satisfied) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement. During the six months ended June 30, 2023, per electing and qualifying under the alternative vesting schedule, the Company issued an aggregate of 2,754,073 shares of Company’s common stock relating to the RSGAs and an aggregate of 8,830,859 shares of Company’s common stock relating to the BEC RSGAs.

Warrants

During the six months ended June 30, 2023, the Company issued 2,930,400 purchase warrants, associated with the preferred stocks. A summary of the Company’s warrant activity and related information follows for the six months ended June 30, 2023:

	June 30, 2023
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	93,344,989	$0.1217
Granted	2,930,400	$0.125
Exercised	-	-
Expired	(25,400,000)	$(0.05)
Outstanding - end of period	70,875,389	$0.1469

At June 30, 2023, the weighted average remaining contractual life of warrants outstanding:

	June 30, 2023
			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	3.18
$0.10	5,000,000	5,000,000	0.39 - 3.64
$0.25	9,806,000	10,006,000	0.46 - 3.50
$0.0275	8,727,273	8,727,273	7.91
$0.125	45,180,616	44,930,216	3.50 - 4.50
$1.00	1,561,500	1,561,500	2.00 - 2.24
	70,875,389	70,875,389

The derivative liability recognized in the financial statements for the warrants as of June 30, 2023 was $427,768.

At June 30, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

OriginClear, Inc.

As of June 30, 2023, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$2,835,755
Less current portion	2,621,983
Total long-term liabilities	$213,772

Maturities of long-term debt for the next three years are as follows:

Period Ending June 30,	Amount
2023	878,283
2024	1,743,700
2025	213,772
$2,835,755

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the period ended June 30, 2023, the Company issued 55,788,042 shares upon conversion of principal in the amount of $91,000, plus accrued interest of $76,365. As of June 30, 2023, the 2014-2015 Notes had an aggregate remaining balance of $683,700, which is short term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on December 31, 2017, which were extended to June 30, 2023. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. As of June 30, 2023, the remaining balance on the OID Notes was $62,275, which is short term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of June 30, 2023, the 2015 Notes had an aggregate remaining balance of $1,200,000, of which $1,000,000 is short term and $200,000 is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2023, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of June 30, 2023, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. As of June 30, 2023, the remaining balance on the May 2018 Note was $218,064, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of June 30, 2023, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the year ended December 31, 2022. As of June 30, 2023, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements for the convertible promissory notes as of June 30, 2023 was $6,325,257.

Water On Demand, Inc.

In December 2022, WODI raised capital and issued convertible secured promissory notes in the amount of $1,347,500 to investors with 10% interest per annum to acquire the equity interests in Fortune Rise Acquisition Corporation (the “SPAC”) for the purchase price of $400,000 and to pay off the promissory notes the SPAC owed to sellers. Per the terms and conditions of the convertible promissory notes, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Notes (the “Maturity Date”) provided, that WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions, or (ii) when, upon the occurrence and during the continuance of an event of default.

During the six months ended June 30, 2023, WODI raised additional capital of $4,994,000 and an investor exchanged the Company’s Series X preferred stock in the amount of $250,000 and Series R preferred stock in the amount of $100,000 for a WODI convertible secured promissory note. Also during the period ended June 30, 2023, per settlement, conversion and redemption agreements with WODI shareholders, an aggregate of 589,253,845 shares of the Company’s common stock were redeemed at a market price of $0.01, which was added to the cash value of the shareholders’ investment to purchase WODI convertible secured promissory notes. The loss relating to these settlement and conversion agreements of $6,037,589 was accounted for in the consolidated statements of operations. As of June 30, 2023, WODI had outstanding convertible secured promissory notes in the amount of $12,729,089.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the six months ended June 30, 2023.

	Six Months Ended
	June 30,
	2023	2022
Equipment Contracts	$1,980,345	$3,383,906
Component Sales	378,872	677,963
Waste Water Treatment Systems	1,124,075	301,770
Pump Stations	305,712	-
Rental Income	13,146	13,146
Services Sales	33,015	25,287
Commission & Training	1,913	-
	$3,837,078	$4,402,072

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the six months ended June 30, 2023 and the year ended December 31, 2022, was $1,089,285 and $1,479,491, respectively. The contract liability for the six months ended June 30, 2023 and the year ended December 31, 2022, was $723,894 and $932,458, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of June 30, 2023, the investment in securities was recorded at fair value in the amount of $22,604, with an unrealized loss of $4,521.

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of June 30, 2023, the fair value of the preferred shares was $2,400, and had a loss in fair value of $0.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of June 30, 2023 was $30,646.

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

On February 7, 2023, FRLA and OriginClear Inc. announced that WODI deposited $977,500 (the “Second Extension Payment”) into FRLA’s trust account for its public shareholders, representing $0.10 per public share, which enables FRLA to extend the period of time it has to consummate its initial business combination by an additional three months from February 5, 2023 to May 5, 2023 (the “Second Extension”).

WODI assumed the obligation to make any necessary extension payments in connection with the extension of the period of time in which the SPAC may consummate its initial business combination as described in the SPAC’s S-1 Registration Statement, including the three-month extension from November 5, 2022 to February 5, 2023, the Second Extension for an additional three months from February 5, 2023 to May 5, 2023 and a final extension for an additional six months from May 5, 2023 to November 5, 2023.

On April 10, 2023, at the Special Meeting, a total of 10,514,410 (or 81.61%) of FRLA’s issued and outstanding shares of Class A common stock and Class B common stock held of record as of March 3, 2023, were present either in person or by proxy, which constituted a quorum. In that FRLA shareholders agreed to an extension of the period of time it has to consummate its initial business combination by an additional six months from May 5, 2023 to November 5, 2023. FRLA’s stockholders voted on to approve and adopt the extension amendment which received sufficient votes (more than 65%) for approval.

Promissory Notes

Since buying the sponsorship interest in the SPAC on December 22, 2022 through June 30, 2023, WODI and the Company made payments on behalf of the SPAC in the aggregate amount of $2,650,986. As of June 30, 2023, WODI and the Company received an aggregate of $2,650,986 in unsecured promissory notes (the “SPAC Notes”) from the SPAC in exchange for the payments made on behalf of the SPAC to meet its operating expenses and the extension payments. The SPAC Notes are non-interest bearing and payable (subject to the waiver against SPAC trust provisions) on the earlier of (i) consummation of the SPAC initial business combination; and (ii) the date of the liquidation of the SPAC. The principal balance of each SPAC Note may be prepaid at any time, at the election of the SPAC.

As of the date of this filing, the Company and WODI are working with FRLA on extending the SPAC beyond November 5, 2023 through at least March 31, 2024, to give the Company adequate time to complete all the necessary administrative and regulatory steps, including filing of the registration statement and timely respond to satisfy potential comments, from regulatory bodies to consummate the business combination. Management continues to estimate the likelihood of the merger at 50%.

Impairment of receivable

Although the payments made on behalf of the SPAC are amounts receivable to WODI, for the period ended June 30, 2023, WODI considered the aggregate amount of $2,650,986 for the SPAC Notes to be impaired and recorded it as an expense on the consolidated income statements, as it is deemed probable that the SPAC may not have funds to pay all of the Class A shareholders back with interest and WODI for the amounts advanced to the SPAC.

In the event of WODI successfully merging with the SPAC, all amounts paid by WODI on behalf of the SPAC, including any future payments made until such merger is fully consummated will be received back by WODI.

Integration of MWS into WODI

On April 14, 2023 (the “Effective Date”), WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s Modular Water Systems (“MWS”) business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets included MWS accounts receivables and accounts payables as of April 14, 2023 and an assignment of the Company’s existing global master license to the patents of inventor Daniel M. Early, P.E., who heads MWS, and the right to file patents for all additional inventions since 2018, when OriginClear created the MWS unit. Beginning on the Effective Date, all MWS transactions including revenue, accounts payable and accounts receivable were transferred from the Company’s Progressive Water Treatment, Inc. (“PWT”) subsidiary over to the Company’s WODI subsidiary. From the period beginning on the Effective Date and as of June 30, 2023, total MWS revenue was $670,420, accounts payable was $646,815 and accounts receivable was $531,709. All intercompany transactions related to the transactions were eliminated on the consolidated financial statements as of June 30, 2023.

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and June 22, 2023, WODI entered into Restricted Stock Grant Agreements (the “WODI RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of WODI and to increase its value. WODI RSGAs provide for the issuance of up to 14,550,000 shares of WODI common stock provided certain milestones and vesting are met in certain stages. The restricted shares may become fully vested and no longer subject to risk of forfeiture (“Vested Shares”) if WODI shares are uplisted to a National Exchange, then upon such uplisting, 25% of the restricted shares that shall vest and become Vested Shares and 6.25% each three-month period thereafter, subject to the following: (i) If WODI shares are traded on a National Exchange, then the amount of restricted shares which shall become Vested Shares during any three-month period shall not exceed an amount representing the greater of (a) 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI and (b) the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. (ii) If WODI shares are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, then the amount of restricted shares which shall become Vested Shares during any three month period shall not exceed an amount representing 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI, or if WODI shares are traded on a national securities exchange, the greater of (b)(i) and the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. If WODI shares do not achieve listing on a national securities exchange within three years of the Effective Date, then the restricted shares shall vest and become Vested Shares at a rate equal to 25% on the three-year anniversary of the Effective Date and 6.25% each three-month period thereafter. WODI has not recognized any costs associated the WODI RSGAs because milestones and vesting have not been achieved. As the milestones are achieved, the shares shall become eligible for vesting and issuance.

10.	LINE OF CREDIT

During the six months ended June 30, 2023, the Company obtained a line of credit in the amount of $200,000 for one year, with an interest rate of 26.07%. During the period ended June 30, 2023, the Company paid principal in the amount of $44,506, which left a balance of $155,494. Also, during the period, the Company obtained a second credit line in the amount of $45,500. The total balance due at the end of the period was $200,994. During the period ended June 30, 2023, the Company paid interest in the amount of $11,986.

11.	ASSETS HELD FOR SALE

On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which were exercisable at any time in whole or in part. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company at that time. The real property consisted of residential real estate in Buenos Aires Argentina valued at $580,000, and eight undeveloped lots valued at $50,000 in Terralta private neighborhood development. The real property exchanged for 630 shares of Series T was recorded at $630,000 and reflected on the balance sheet as a long term asset for sale at that time.

The real property was listed for sale beginning in July 2021. However, based on indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the asset for sale from $630,000 to $514,000 and recorded an impairment of $116,000 in the consolidated financial statements.

During the period ended December 31, 2022, after evaluating several offers, the Company considered an offer for $400,000, which was $114,000 below the previously adjusted value and was indicative of the real estate market conditions in Buenos Aires Argentina. Based on that indicator of impairment, during the year ended December 31, 2022, the Company further adjusted the previous value of the asset for sale from $514,000 to $400,000 on the balance sheet and recorded an impairment of $114,000 in the consolidated financial statements. All Series T preferred stock was converted and the warrants associated with the Series T expired during the period ended December 31, 2022.

In January 2023, the Company accepted the offer and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were; $235,000 initial payment and the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining amount on the consolidated financial statements as of June 30, 2023.

12.	EMPLOYEE RETENTION TAX CREDIT

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company was eligible for a refundable employee retention credit (the “ERTC”) subject to certain criteria. The Company’s subsidiary, Progressive Water Treatment applied for the ERTC and during the six months ended June 30, 2023, received an aggregate of $126,879 which was recognized in the financial statements as other income.

13.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,500.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for six months ended June 30, 2023 and the year ending December 31, 2022.

Litigation

As of June 30, 2023, there were no material updates to the litigation matters with C6 Capital, LLC nor Auctus Fund, LLC as previously disclosed in the Form 10-K filed on April 17, 2023.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between July 5, 2023 and July 31, 2023, the Company issued to consultants an aggregate of 1,058,951 shares of the Company’s common stock.

Between July 5, 2023 and July 24, 2023, an aggregate of 13,463,778 shares of common stock were redeemed by the Company, and the redemption amount, together with cash paid by the redeeming stockholders, were used by the stockholders to purchase convertible secured promissory notes from WODI.

Between July 5, 2023 and August 4, 2023, WODI made payments on behalf of the SPAC in the aggregate amount of $345,000.

On July 12, 2023, the Company received an aggregate net amount of $9,548 in financing pertaining to the Equity Financing Agreement with GHS Investments, LLC (“GHS”) and issued an aggregate of 1,847,428 shares of the Company’s common stock to GHS.

On July 12, 2023, OriginClear, Inc. entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Auctus Fund, LLC (“Auctus”) relating to the settlement and release of certain pending legal actions arising out of various loans and agreements between the Company and Auctus. Pursuant to the terms of the Settlement Agreement, the Company and Auctus have resolved all outstanding legal disputes and claims between them. The appeal that was pending in the United States Court of Appeals for the First Circuit and trial matter in the United States District Court for the District of Massachusetts have been terminated and all transactions and obligations thereunder between the Company and Auctus are null and void. The terms and conditions of the Settlement Agreement are confidential and have no impact on the financial condition or operations of the Company.

Between July 20, 2023 and August 4, 2023, holders of the Company’s Series Q preferred stock converted an aggregate of 40 Series Q shares into an aggregate of 9,088,176 shares of the Company’s common stock.

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

Overview of Business

OriginClear is a water technology company which has developed in-depth capabilities over its 14-year lifespan. OriginClear structures itself as the Clean Water Innovation Hub™ and its mission is to incubate and grow valuable water properties that will disrupt the industry.

OriginClear’s assets, subsidiaries and product offerings consist of:

●	Progressive Water Treatment Inc. (“PWT”) is a wholly-owned subsidiary based in Dallas, Texas, which is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

●	A worldwide, exclusive master license to the intellectual property of Daniel M. Early, consisting of five patents and related intellectual property, know-how and trade secrets (“Early IP”).

●	The brand, Modular Water Systems (MWS), featuring products differentiated by the Early IP and complemented with additional knowhow and trade secrets.

●	OriginClear has incubated an outsourced water treatment business called Water On Demand (“WOD”). The WOD model intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate (“DBOO”).

●	On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc. (“WODI”), which will hold the assets, liabilities, intellectual property and business operations of the WOD business. WODI is designed to select projects, fully qualify them, provide financing for DBOO service contracts, and thereafter manage assets, contracts, clients, investors, strategic partners and vendors. The Company did not spin off the companies known as the WOD Subsidiaries. The funds the Company raises for these entities shall continue to be held by the Company and made available for use by WODI, to be deployed subject to a planned management contract.

●	On January 5, 2023, WODI signed a non-binding Letter of Intent with Fortune Rise Acquisition Corporation, a Delaware corporation (the “Fortune Rise”), under which Fortune Rise proposes to acquire all the outstanding securities of WODI, based on certain material financial and business terms and conditions being met.

●	On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s “Modular Water Service” business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets include a reissuance for a new ten-year term of OriginClear’s existing global master license to the five patents and related Intellectual Property of inventor Daniel M. Early, P.E., who heads Modular Water, and the right to file patents for all additional inventions since 2018, when OriginClear created the unit. MWS is in commercial operation and operates as a division of WODI.

Recently, OriginClear commissioned a valuation of the Early IP, which yielded a nominal value between $26,637,185 and $53,224,807. According to the valuation, the Projected Total Available Market in 2026 exceeds $8 Billion.

“This is an example of OriginClear successfully incubating and growing a healthy business over five years, and selling it for many times its investment,” said Riggs Eckelberry, OriginClear CEO. “We anticipate this transaction will further benefit OriginClear shareholders as Water On Demand executes on its business plan.”

Water On Demand issued a new presentation describing the new combined businesses and planning. The presentation is available online at https://www.waterondemand.net/wod-presentation/.

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

On May 22, 2023, the Company announced that its subsidiary Water On Demand (WODI) had recently entered into a Memorandum of Understanding (MOU) to acquire an established international SaaS (Software as a Service) Developer (Developer), founded nearly twenty years ago, which operates with a stable customer base of technology companies. The acquisition is anticipated to be accretive. The MOU provides a framework for negotiating a definitive agreement for the acquisition of the Developer. The talks are in an early stage and may not succeed.

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

On Nov 7, 2019, the Company published a case study showing how Modular Water Systems may help businesses expand into rural land. The case study shows how point-of-use treatment solves lack of access to the public sewer system.

On March 5, 2020, the Company announced disruptive pump and lift station pricing, stating that its prefabricated modules with a lifespan of up to 100 years now compete with precast concrete.

On September 28, 2021, the Company announced that MWS deployed its pilot Pondster™ brand modular lagoon treatment system at a Mobile Home Park (MHP) or trailer park, in Troy, Alabama. Modular Water Systems has since offered its treatment system to other MHPs and recently completed an installation at an MHP in Pennsylvania.

On June 16, 2022 the Company announced that MWS received purchase orders for approximately $1.5 Million in the single month of May of 2022. This compared to $1,774,880 in purchase orders for the entire year 2021.

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

On May 25, 2023, the Company announced that in the 1st Quarter of 2023, Modular Water Systems (MWS), which at the time was still a division of the Company, contributed 58% of total revenue, or $1,155,803. This exceeded the publicly disclosed forecast for the division. MWS gross profit was $314,713, close to the forecast of $336,500, with a gross margin of 27%.

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

On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to pursue capitalization of the equipment required. The WOD Subsidiaries, Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company elected to wind down these entities and make the capital raised for them through the Company’s Series Y offering available for use by WODI, to be deployed, subject to a planned management contract.

On April 13, 2022, the Company’s Board of Directors approved the plan to spin off its WOD business into a newly formed wholly-owned subsidiary, Water On Demand Inc., (“WODI”), as a result, WODI holds all of the assets, liabilities, intellectual property and business operations of the Water On Demand business. In connection with the spin off, the Company stipulated that it would exclude the WOD Subsidiaries, and the capital raised, and to be raised in the future with respect to those entities through the sale of its Series Y offering, from the assignment of assets and will make the capital available as part of a planned management contract. WODI is conducting an offering under Regulation A by which WODI is raising capital to direct toward WOD projects. (Effective as of June 26, 2023, the Company announced it is suspending the sale of securities under this Regulation A Offering. The Company will not conduct any sales of securities under this offering until such time as further notice is given by filing an amendment or a Form 1-U. As of the effective date, the Company has sold a total of 12,300 shares for total potential proceeds of $61,500.)

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

At the time of this filing, WODI had no staff or independent resources, except for the MWS personnel transferred to WODI in the April 14, 2023. The Board of Directors of OriginClear serves as the Board for WODI, the CEO of OriginClear serves as CEO of WODI., and the CFO of OriginClear also serves as CFO of WODI. Under a prospective management services contract, OCLN is providing all staffing and administrative resources, as well as access to the funds it has raised for WOD investments.

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

Also, the portable nature of some of these prefabricated, drop-in-place Modular Water Systems may provide a competitive benefit for a pure service model where the equipment remains the property of the Company, because the mobility of certain products MWS offers (such as EveraSKID), enables some degree of repossession in the event the client fails to pay their monthly bill. We believe this is a key competitive advantage.

Finally, WODI intends to license MWS technology to local water companies as part of their contract to design, build and operate systems on behalf of WODI, thus achieving both acceptance of such technology and a standardized “fleet” of installed systems.

Implementation of Water On Demand

On March 17, 2021, OriginClear incorporated Water On Demand #1 Inc. (“WOD#1”) in Nevada as a wholly owned subsidiary to provide a capital pool for our Water on Demand business.

In November 2021, the Company created additional Water on Demand subsidiaries – Water on Demand # 2, Inc. (WOD # 2), Water on Demand # 3, Inc. (WOD # 3) and Water on Demand # 4, Inc. (WOD # 4) (in the aggregate, referred to as the “WOD Subsidiaries”), which were each separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company simplified this structure by placing all funds in WOD #1 and intends to track the partnerships within that company. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the sale of the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a planned management contract.

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

The Company requires funding in order to execute on its Water on Demand initiative. As of the period ended June 30, 2023, the Company received aggregate funding in the amount of $ 6,217,577 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program. (see Notes to Financial Statements- Sale of Preferred Stock).

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

On March 9, 2023, the Company announced that it launched a limited preview of the Reg A Offering. Effective as of June 26, 2023 (the “Effective date”), the Company announced it suspended the sale of securities under the Reg A Offering. The Company will not conduct any sales of securities under this offering until such time as further notice is given by filing an amendment or a Form 1-U. As of the Effective Date, the Company sold a total of 12,000 shares for total proceeds of $60,000.

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

Advisory Support for OriginClear

In September 2020, OriginClear announced that Philanthroinvestors had entered a strategic agreement with OriginClear and had listed the Company on its new Water Philanthroinvestors program. At the same time, OriginClear appointed Philanthroinvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors. Recently, Mr. Maren was replaced as CEO and will continue to serve Philanthroinvestors in an advisory role.

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

On June 25, 2018, Dan Early granted the Company a worldwide, exclusive non-transferable license to intellectual property consisting of five issued US patents, and design software, CAD, marketing, design and specification documents (the “Early IP”).

On May 20, 2020, we agreed on a renewal of the license for an additional ten years, with three-year extensions. We also gained the right to sublicense, and, with approval, to create ISO-compliant manufacturing joint ventures.

The license to the Early IP was included as part of the sale of the MWS assets to WODI on April 14, 2023. The license was reissued on July 9, 2023 to WODI, restarting the 10-year term (plus three-year extensions) on that date.

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers. The patents consist of the following:

#	Description	Patent No.	Date Patent Issued	Expiration Date
1	Wastewater System & Method	US 8,372,274 B2 Applications: WIPO, Mexico	02/12/13	07/16/31
2	Steel Reinforced HDPE Rainwater Harvesting	US 8,561,633 B2	10/22/13	SEE NOTE
3	Wastewater Treatment System CIP	US 8,871,089 B2	10/28/14	SEE NOTE
4	Scum Removal System for Liquids	US 9,205,353 B2	12/08/15	02/19/34
5	Portable, Steel Reinforced HDPE Pump Station CIP	US 9,217,244 B2	12/22/15	10/20/31

NOTE: Two patents, U.S. Patent Nos. 8,561,633 and 8,871,089, are currently expired. Patent No. 8,561,633 is a stormwater filtration patent that does not pertain to the MWS business model. Patent No. 8,871,089 is a Continuation-in-Part (CIP) on the original Patent No. 8,372,274. This original patent and Patent No. 9,217,244 are the basis for the current MWS business and therefore the status of the CIP is not considered material.

Additionally, the Trade Secret documentation, engineer design programs, drawings, etc. utilized in the day-to-day business create the value of the ongoing business.

On May 10, 2021, OriginClear announced that it had filed a patent application titled “System And Method For Water Treatment Incentive”, for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation.

With the rising need for local, point-of-use or point-of-discharge water treatment solutions, the MWS licensed IP family is the core to a portable, integrated, transportable, plug-and-play system that, unlike other packaged solutions, can be manufactured in series, have a longer life and are more respectful of the environment.

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

Recently, OriginClear commissioned a valuation of the Early IP, which yielded a nominal value between $26,637,185 and $53,224,807. According to the valuation, the Projected Total Available Market in 2026 exceeds $8 Billion.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2023, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Revenue and Cost of Sales

For the three months ended June 30, 2023, we had revenue of $1,830,684 compared to $3,167,967 for the three months ended June 30, 2022. Cost of sales for the three months ended June 30, 2023 was $1,635,489 compared to $2,482,493 for the three months ended June 30, 2022. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue.

Our gross profit was $195,195 and $685,474 for the three months ended June 30, 2023 and 2022, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2023, we had selling and marketing expenses of $631,021, compared to $466,566 for the three months ended June 30, 2022. The increase in selling and marketing expenses was primarily due to an increase in marketing expense.

General and Administrative Expenses

For the three months ended June 30, 2023, we had general and administrative expenses of $1,015,995 compared to $934,899 for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees and outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $5,686,163 to $(6,225,419) for the three months ended June 30, 2023, compared to $(539,256) for the three months ended June 30, 2022. The increase was due primarily to an increase in present value of convertible secured promissory notes of $3,532,250, an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $807,313, increase in impairment of receivable of $993,065, increase in preferred stock incentive compensation of $155,852, with an overall increase in other expenses in the amount of $197,683.

Net Income/(Loss)

Our net loss increased by $6,419,087 to $(7,684,843) for the three months ended June 30, 2023, compared to net loss of $(1,265,756) for the three months ended June 30, 2022. The majority of the increase in net loss was due primarily to an increase in present value of convertible secured promissory notes and other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Revenue and Cost of Sales

For the six months ended June 30, 2023, we had revenue of $3,837,078 compared to $4,402,072 for the six months ended June 30, 2022. The cost of sales for the six months ended June 30, 2023 was $3,510,808 compared to $3,941,348 for the six months ended June 30, 2022. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue.

Our gross profit was $326,270 and $460,724 for the six months ended June 30, 2023 and 2022, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2023, we had selling and marketing expenses of $1,445,243, compared to $1,112,750 for the six months ended June 30, 2022. The increase in selling and marketing expenses was primarily due to an increase in marketing expense.

General and Administrative Expenses

General and administrative expenses were $2,104,765 for the six months ended June 30, 2023, compared to $1,815,159 for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees including non-cash, shares for services expense and outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $4,293,330 to $(6,646,926) for the six months ended June 30, 2023, compared to $(2,353,596) for the six months ended June 30, 2022. The increase was due primarily to an increase in present value of convertible secured promissory notes of $6,037,589, increase in impairment of receivable of $2,650,985, increase in preferred stock incentive compensation of $155,852, with a decrease in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $4,394,777, decrease in unrealized loss on investment securities of $138,184 and an overall decrease in other expenses in the amount of $18,135.

Net Income/(Loss)

Our net loss increased by $5,044,073 to $(9,886,096) for the six months ended June 30, 2023, compared to net loss of $(4,842,023) for the six months ended June 30, 2022. The majority of the increase in net loss was due primarily to an increase in present value of convertible secured promissory notes offset by other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the six months ending June 30, 2023. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At June 30, 2023 and December 31, 2022, we had cash of $1,380,390 and $1,354,814 and a working capital deficit of $24,527,888 and $14,245,179, respectively. The increase in working capital deficit was due primarily to an increase in convertible promissory notes and accrued expenses, with a decrease in non-cash derivative liabilities, accounts payable and contract receivables.

During the period ended June 30, 2023, we raised a net aggregate of $366,300 from the sale of preferred stock in private placements and $4,994,000 for WODI convertible secured promissory notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $3,282,732 for the six months ended June 30, 2023, compared to $1,850,646 for the prior period ended June 30, 2022. The increase in cash used in operating activities was primarily due to an increase in value added to note purchase agreements and accrued expenses, with a decrease in non-cash derivative liabilities and accounts payable.

Net cash flows used in investing activities was $2,429,558 for the six months ended June 30, 2023, compared to $9,000 for the prior period ended June 30, 2022. The increase in cash used in investing activities was primarily due to an increase in notes receivables during the current period.

Net cash flows provided by financing activities was $5,737,866 for the six months ended June 30, 2023, as compared to $2,854,291 for the prior period ended June 30, 2022. The increase in cash provided by financing activities was due primarily to an increase in proceeds from issuance of convertible promissory notes. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

There are no material updates to the litigation matters with C6 Capital, LLC as previously disclosed in the Form 10-K filed on April 17, 2023.

On July 12, 2023, OriginClear, Inc. entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Auctus Fund, LLC (“Auctus”) relating to the settlement and release of certain pending legal actions arising out of various loans and agreements between the Company and Auctus. Pursuant to the terms of the Settlement Agreement, the Company and Auctus have resolved all outstanding legal disputes and claims between them. The appeal that was pending in the United States Court of Appeals for the First Circuit and trial matter in the United States District Court for the District of Massachusetts have been terminated and all transactions and obligations thereunder between the Company and Auctus are null and void.  The terms and conditions of the Settlement Agreement are confidential and have no impact on the financial condition or operations of the Company. As of the date of this filing, the Company views the Auctus matter as closed.

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

As of the date of the filing of this report, the Company has 307 shares of Series K preferred stock outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, for an aggregate redemption price (equal to the stated value) of $307,150.

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

August 25, 2023	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer)

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)