Form 10-Q
period 2023-09-30
ORIGINCLEAR, INC.
filed 2023-12-08
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2023

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

As of December 7, 2023, there were 1,398,703,066 shares of common stock, par value $0.0001 per share, issued and outstanding.

 i

PART I - FINANCIAL INFORMATION

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,153,181	$1,354,814
Contracts receivable, net allowance of $0 and $17,315, respectively	1,478,505	2,479,123
Fair value investment in securities	22,604	27,125
Contract assets	908,327	1,479,491
Prepaid expenses	10,175	25,000

TOTAL CURRENT ASSETS	3,572,792	5,365,553

NET PROPERTY AND EQUIPMENT	154,058	177,069

OTHER ASSETS
Long term assets held for sale	-	400,000
Note receivable on sale of asset	132,000	-
SPAC Class B common shares purchase cost	400,000	400,000
Fair value investment-securities	3,200	2,400
Trademark	4,467	4,467

TOTAL OTHER ASSETS	539,667	806,867

TOTAL ASSETS	$4,266,517	$6,349,489

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$1,601,904	$3,784,747
Accrued expenses	2,349,803	1,633,904
Cumulative preferred stock dividends payable	436,456	415,597
Contract liabilities	1,271,095	932,458
Tax liability 83(b)	13,600	15,600
Customer deposit	146,453	146,453
Warranty reserve	20,000	20,000
Line of credit	139,879	-
Loan payable, merchant cash advance	30,646	30,646
Loans payable, SBA	147,871	149,790
Derivative liabilities	10,817,590	9,578,904
Series F 8% Preferred Stock, 60 and 60 shares issued and outstanding, respectively,
redeemable value of $60,000 and $60,000 respectively	60,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively,
redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively,
redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series K 8% Preferred Stock, 307.15 and 407.15 shares issued and outstanding,
respectively, redeemable value of $307,150 and $407,150, respectively	307,150	407,150
Convertible secured promissory note (Note 5)	15,772,089	1,347,500
Convertible promissory notes, net of discount of $0 and $0, respectively (Note 5)	2,472,945	1,037,983

Total Current Liabilities	35,637,481	19,610,732

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	144,747	1,888,772

Total Long Term Liabilities	144,747	1,888,772

Total Liabilities	35,782,228	21,499,504

COMMITMENTS AND CONTINGENCIES (See Note 13)

Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively, redeemable value of $210,000 and $210,000, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320,495 and 320,495 shares issued and outstanding, respectively redeemable value of $320,495 and $320,495, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 190 and 230 shares issued and outstanding, respectively, redeemable value of $190,000 and $230,000, respectively	190,000	230,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding, respectively redeemable value of $30,000 and $30,000, respectively	30,000	30,000
Series Q 12% Convertible Preferred Stock, 420 and 615 shares issued and outstanding, respectively, redeemable value of $420,000 and $615,000, respectively	420,000	615,000
Series R 12% Convertible Preferred Stock, 1,808 and 2,828 shares issued and outstanding, respectively, redeemable value of $1,808,000 and $2,828,000, respectively	1,808,000	2,828,000
Series S 12% Convertible Preferred Stock, 120 and 170 shares issued and outstanding, respectively, redeemable value of $120,000 and $170,000, respectively	120,000	170,000
Series U Convertible Preferred Stock, 270 and 385 shares issued and outstanding, respectively, redeemable value of $270,000 and $385,000, respectively	270,000	385,000
Series W 12% Convertible Preferred Stock, 911.5 and 819.5 shares issued and outstanding, respectively, redeemable value of $911,500 and $819,500, respectively	911,500	819,500
Series X Convertible Preferred Stock, 0 and 250 shares issued and outstanding, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
Series Y Convertible Preferred Stock, 24.58 and 37.51 shares issued and outstanding, respectively, redeemable value of $2,457,577and $3,751,277, respectively	2,457,577	3,751,277
Series Z Convertible Preferred Stock, 0 and 250 shares issued and outstanding, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
	7,745,072	10,866,772

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized 0 and 1,475 shares of Series A issued and outstanding, respectively	-	-
0 and 0 shares of Series B issued and outstanding, respectively	-	-
1,000 and 1,001,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Subscription payable for purchase of equipment	100,000	100,000
Preferred treasury stock, 1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 19,000,000,000 shares authorized 1,318,066,996 and 1,013,369,185 equity shares issued and outstanding, respectively	131,808	101,337
Additional paid in capital - Common stock	87,651,798	82,745,503
Accumulated other comprehensive gain/(loss)	(132)	(132)
Accumulated deficit	(127,147,407)	(108,966,645)

TOTAL SHAREHOLDERS’ DEFICIT	(39,260,783)	(26,016,787)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,266,517	$6,349,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Sales	$1,363,840	$3,366,061	$5,200,918	$7,768,133

Cost of Goods Sold	1,135,541	2,542,887	4,646,349	6,484,235

Gross Profit	228,299	823,174	554,569	1,283,898

Operating Expenses
Selling and marketing expenses	470,566	712,420	1,915,809	1,825,170
General and administrative expenses	904,223	1,085,044	3,008,988	2,900,203
Depreciation and amortization expense	7,579	10,204	23,011	31,446

Total Operating Expenses	1,382,368	1,807,668	4,947,808	4,756,819

Loss from Operations	(1,154,069)	(984,494)	(4,393,239)	(3,472,921)

OTHER INCOME (EXPENSE)
Other income	569	-	127,448	-
Impairment of receivable from SPAC	(610,000)	-	(3,260,985)	-
Gain on write off of loans payable	218,064	-	218,064	75,000
Unrealized gain (loss) on investment securities	800	(24,604)	(3,721)	(167,309)
Gain (Loss) on conversion of preferred stock	-	(188,395)	-	(434,380)
Preferred stock incentive compensation	(420,766)	-	(576,617)	-
Conversion and settlement value added to note purchase agreements	(1,690,500)	-	(7,728,089)	-
Cash settlement for non-conversion of common stock	-	(13,500)	-	(13,500)
Gain (Loss) on net change in derivative liability and conversion of debt	(4,064,566)	(27,607,804)	(1,238,686)	(29,176,702)
Interest and dividend expense	(574,198)	(233,426)	(1,324,936)	(704,434)

TOTAL OTHER (EXPENSE) INCOME	(7,140,597)	(28,067,729)	(13,787,523)	(30,421,325)

NET LOSS	$(8,294,666)	$(29,052,223)	$(18,180,762)	$(33,894,246)

BASIC AND DILUTED	$(0.01)	$(0.04)	$(0.01)	$(0.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,301,350,186	775,597,578	1,262,285,766	589,675,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	NINE MONTHS ENDED SEPTEMBER 30, 2022
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Paid-in-Capital	Payable	loss	Deficit	Total
Balance at December 31, 2021	33,038,213	$3,304	$10,183,092	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$(98,175,924)	$(22,321,917)
Rounding	-	-	5	-	-		-	-	(1)	(1)
Common stock issuance for conversion of debt and accrued interest	-	-	-	39,900,514	3,990	266,556	-	-	-	270,546

Common stock issued at fair value for services	-	-		41,046,848	4,105	1,050,844	-	-	-	1,054,949

Common stock issued for conversion of Series E Preferred stock	(1,537,213)	(154)	-	76,865	7	147	-	-	-	-

Common stock issued for conversion of Series J Preferred stock	-	-	(5,000)	512,737	51	4,949	-	-	-	5,000

Common stock issued for conversion of Series L Preferred stock	-	-	(284,080)	25,145,849	2,515	281,565	-	-	-	284,080

Common stock issued for conversion of Series O Preferred stock	-	-	(25,000)	1,258,812	126	24,874	-	-	-	25,000

Common stock issued for conversion of Series P Preferred stock	-	-	(27,500)	3,527,317	353	27,147	-	-	-	27,500

Common stock issued for conversion of Series Q Preferred stock	-	-	(100,000)	12,642,226	1,264	98,736	-	-	-	100,000

Common stock issued for conversion of Series R Preferred stock	-	-	(604,267)	44,494,096	4,449	599,818	-	-	-	604,267

Common stock issued for conversion of Series T Preferred stock	-	-	(612,000)	83,105,450	8,311	603,689	-	-	-	612,000

Common stock issued for conversion of Series U Preferred stock	-	-	(581,500)	30,629,247	3,063	578,437	-	-	-	581,500

Common stock issued for conversion of Series W Preferred stock	-	-	(245,000)	21,489,284	2,149	242,851	-	-	-	245,000

Common stock issued for conversion of Series Y Preferred stock	-	-	(1,500,000)	108,238,078	10,824	1,489,176	-	-	-	1,500,000

Common stock issued for conversion Series Q Preferred stock dividends	-	-	-	917,821	92	(92)	-	-	-	-

Common stock issued for make good shares for Series P Preferred stock				518,232	52	(52)				-

Common stock issued for make good shares for Series R Preferred stock	-	-	-	1,041,662	104	(104)	-	-	-	-

Common stock issued for conversion settlement	-	-	-	179,090,390	17,909	(17,909)	-	-	-	-

Common stock returned from non conversion	-	-	-	(409,518)	(41)	(10,459)	-	-	-	(10,500)

Issuance of Series Y Preferred stock through a private placement	-	-	4,339,277	-	-	-	-	-	-	-

Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-

Exchange of Series F Preferred Stock for Series Q Preferred stock	-	-	200,000	-	-	-	-	-	-	-

Exchange of Series I Preferred Stock for Series W Preferred stock	-	-	210,000	-	-	-	-	-	-	-

Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	85,000	-	-	-	-	-	-	-

Loss on conversion of Preferred Stock	-	-	-	-	-	434,380	-	-	-	434,380

Net Loss	-	-	-	-	-	-	-	-	(33,894,246)	(33,894,246)

Balance at September 30, 2022 (unaudited)	31,501,000	$3,150	11,283,027	900,109,842	$90,011	$81,394,700	$100,000	$(132)	$(132,070,171)	$(50,482,442)

	NINE MONTHS ENDED SEPTEMBER 30, 2023
	Preferred stock		Mezzanine	Common stock		Additional	Subscription	Other Comprehensive	Accumulated
	Shares	Amount	Equity	Shares	Amount	Paid-in-Capital	Payable	loss	Deficit	Total

Balance at December 31, 2022	32,502,475	3,150	$10,866,772	1,013,369,185	101,337	82,745,503	100,000	(132)	(108,966,645)	(26,016,787)

Common stock issued for cash per equity financing agreement	-	-	-	20,492,456	2,050	139,323	-	-	-	141,373

Common stock issued upon conversion of convertible promissory note	-	-	-	55,788,402	5,579	161,786				167,365

Common stock issued at fair value for services	-	-	-	62,872,237	6,287	597,291	-	-	-	603,578

Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	40,000

Common stock issued for conversion of Series Q Preferred stock	-	-	(195,000)	50,340,392	5,034	189,966	-	-	-	195,000

Common stock issued for conversion of Series R Preferred stock	-	-	(920,000)	199,249,857	19,925	900,075	-	-	-	920,000

Common stock issued for conversion of Series S Preferred stock	-	-	(50,000)	8,864,250	886	49,114	-	-	-	50,000

Common stock issued for conversion of Series U Preferred stock	-	-	(115,000)	19,051,616	1,905	113,095	-	-	-	115,000

Common stock issued for conversion of Series W Preferred stock	-	-	(8,000)	2,318,842	232	7,768	-	-	-	8,000

Common stock issued for conversion of Series Y Preferred stock	-	-	(1,810,000)	331,921,683	33,192	1,776,808	-	-	-	1,810,000

Common stock issued for conversion of Series Z Preferred stock	-	-	(250,000)	61,728,395	6,173	243,827	-		-	250,000

Common stock issued for Series O Preferred stock dividends	-	-	-	677,526	68	(68)	-	-	-	-

Common stock issued for conversion of settlement agreements	-	-	-	269,393,920	26,940	(26,940)	-	-	-	-

Common stock issued for alternative vesting	-	-	-	11,584,932	1,158	(1,158)	-	-	-	-

Redemption of common stock for note purchase agreements	-	-	-	(810,707,922)	(81,070)	81,070	-	-	-	-

Issuance of Series A and B Preferred stock granted to Series Y investors at fair value	545,191	54	-	-	-	576,563	-	-	-	576,617

Issuance of common shares for RegA for cash	-	-	-	12,000	1	59,999	-	-	-	60,000

Cancellation of RegA common and Series A and B Preferred shares	(1,546,666)	(54)	-	(12,000)	-	(113)	-	-	-	(167)

Issuance of Series Y Preferred stock through a private placement	-	-	526,300	-	-	-	-	-	-	-

Exchange of Series K for Series W Preferred stock	-	-	100,000	-	-	-		-	-	-

Exchange of Series R Preferred stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-

Exchange of Series X Preferred stock for WODI secured convertible note	-		(250,000)	-	-	-	-	-	-	-

Return of investment for Series Y Preferred stock	-	-	(10,000)	-	(1)	1	-	-	-	-

Issuance of 1000:1 split of common stock through a merger with subsidiary	-	-	-	10,000,000	1,000	(1,000)	-	-	-	-

Issuance of common stock to investors after merger	-	-	-	3,399,217	340	(340)	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	(18,180,762)	(18,180,762)

Balance at September 30, 2023 (unaudited)	31,501,000	$3,150	$7,745,072	1,318,066,996	$131,808	$87,651,798	$100,000	$(132)	$(127,147,407)	$(39,260,783)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(18,180,762)	$(33,894,246)
Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	23,011	31,446
Common and preferred stock issued for services	603,578	1,054,949
Change in fair value of derivative liability	1,238,686	29,176,702
Preferred stock incentive compensation expense	576,617	-
Debt discount recognized as interest expense	-	3,743
Net unrealized (gain) loss on fair value of securities	4,521	167,309
Impairment of receivable from SPAC	3,260,985	-
Conversion and settlement value loss on WODI	7,728,089	-
(Gain) Loss on conversion of preferred stock	-	434,380
Gain on write off of payable	(218,064)	(50,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	1,000,618	204,085
Contract asset	571,164	(1,076,532)
Inventory asset	-	(15,570)
Prepaid expenses and other assets	14,825	2,245
Change in Liabilities Increase (Decrease) in:
Accounts payable	(2,169,509)	1,509,505
Accrued expenses	792,264	173,737
Contract liabilities	338,637	(1,194,376)
Tax liability 83(b)	(2,000)	14,600

NET CASH USED IN OPERATING ACTIVITIES	(4,417,340)	(3,458,023)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(3,260,985)	-
Fair value of investment	(800)	-
Payments received on long term asset	268,000	-
Purchase of fixed assets	(13,500)	(17,138)

NET CASH USED IN INVESTING ACTIVITIES	(3,007,285)	(17,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	-	(6,816)
Payments on loan payable, SBA	(1,919)	-
Line of credit	139,879	-
Equity financing purchase agreement	141,373	-
Net payments on cumulative preferred stock dividends payable	20,859	36,500
Convertible secured promissory notes	6,346,500	-
Common stock issued for RegA for cash	60,000	-
Return of investment and common shares	-	(10,500)
Net proceeds for issuance of preferred stock for cash - mezzanine classification	516,300	4,525,782

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,222,992	4,544,966

NET (DECREASE) INCREASE IN CASH	(201,633)	1,044,805

CASH BEGINNING OF PERIOD	1,354,814	706,421

CASH END OF PERIOD	$1,153,181	$1,751,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$674,376	$828,638
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$167,365	$270,546
Issuance of Series O dividends	$68	$92
Preferred stock converted to common stock - mezzanine	$3,388,000	$3,984,347
Exchange of Series R preferred stock for WODI secured convertible note	$100,000	$-
Exchange of Series X preferred stock for WODI secured convertible note	$250,000	$-
Exchange from mezzanine to liability	$-	$495,000
Common stock issued as settlement	$26,940	$17,884
Shares issued for alternate vesting	$1,158	$-
Issuance of PWT common stock to WODI shareholders	1,340	-
Redemption of shares for secured promissory notes	$81,070	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

SEPTEMBER 30, 2023

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

The Company is developing an outsourced water treatment business called Water On Demand (“WOD”), which it conducts through its wholly owned subsidiary, Water on Demand, Inc. (“WODI”). The WOD model intends to offer private businesses water self-sustainability as a service, the ability to pay for water treatment and purification services on a per-gallon basis, with a percentage of net profits paid to investors and stakeholders. This is commonly known as Design-Build-Own-Operate or “DBOO”. In addition to WODI, four subsidiaries were originally established to house capital dedicated to this program. For efficiency, during the nine months ended September 30, 2023, the Company consolidated the funds into a single WOD Subsidiary. As of the three-month period ended September 30, 2023, the Company received net aggregate funding in the amount of $516,300 through the sale of its Series Y Preferred Stock dedicated to the Water on Demand program. The Company is currently evaluating pilot opportunities to enable outsourced water treatment as a managed service and that is paid by the gallon as an alternative to having to come up with significant up-front capital for in-house wasterwater treatment. While these evaluations are ongoing, without guarantee as to when or if these will take place, the Company is placing funds from the sale of Series Y Preferred Stock into various company initiatives to support WOD. There is no guarantee that these funds can be reallocated for a WOD water-as-a-service system. In the interim, while there is no obligation to do so, the Company has made distributions of funds to Series Y holders in lieu of share of profits, paid after the end of each quarter.

As disclosed in its corporate presentation, available at www.originclear.com/investing#companypresentation, the Company intends to launch a first pilot deployment of WOD in 2024. (See graph).

Reinforcement of Water On Demand Inc. with operating businesses

Because WOD is still in early stage development, the Company combined its Modular Water Systems division (MWS) and its wholly owned subsidiary, Progressive Water Systems Inc. (PWT) with Water On Demand, Inc. Due to its operating history, PWT became the master corporate entity and subsequently was renamed Water On Demand, Inc.

Thus, Water On Demand Inc. was absorbed into PWT, as was OriginClear’s in-house business unit MWS. Subsequently, Progressive Water Treatment Inc. was renamed Water On Demand, Inc.

WODI as it is now structured, is composed of two operating units, MWS and PWT, which are in revenue and cash-flow profitable, plus WOD which is a development stage business. (see graph)

This process is discussed in detail in the Overview of Business Section below.

On October 24, 2023, the Company announced a Business Combination Agreement (BCA) for the acquisition of WODI by Fortune Rising Corporation (NASDAQ: FRLA). The Company has a majority ownership of WODI, going into the BCA.

The Company’s mission going forward is:

-	For its current WODI program, to support the BCA process, provide management services to WODI and the potential post-merger entity, initiate non-binding agreements for the acquisition of related businesses by WODI or the post-merger entity, which will depend on the outcome of the BCA process.

-	For its own account, to accelerate for new businesses that it may create (as it did with MWS in 2018), acquire (as it did with PWT in 2015) or strategically partner with. For this new phase, the Company may engage in projects outside the water industry, such as in conventional or blockchain finance projects.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the nine months ended September 30, 2023, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. During this period, the Company also generated revenue of $5,200,918 and has standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its wholly owned operating subsidiaries, Progressive Water Treatment, Inc., Water on Demand Inc., Water On Demand1, Inc., Water On Demand2, Inc., Water On Demand3, Inc. and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities. As of September 30, 2023, the Company reorganized Water On Demand2, Inc. and Water On Demand3, Inc and combined the subsidiaries into Water On Demand1, Inc.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. During the reorganization of Water On Demand1, Inc., Water On Demand2, Inc., and Water On Demand3, Inc., the restricted cash balance on the financial statements as of December 31, 2022 was combined with the overall cash balance of the consolidated Company during the nine months ended September 30, 2023.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were the same as the basic loss per share for the nine months ended September 30, 2023 and 2022, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	For the Nine Months Ended September 30,
	2023	2022
Loss to common shareholders (Numerator)	$(18,180,762)	$(33,894,246)

Basic weighted average number of common shares outstanding (Denominator)	1,262,285,766	589,675,480

Diluted weighted average number of common shares outstanding (Denominator)	1,262,285,766	589,675,480

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $17,315 as of September 30, 2023 and December 31, 2022, respectively. The net contract receivable balance was $1,478,505 and $2,479,123 at September 30, 2023 and December 31, 2022, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2023 and December 31, 2022, respectively, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $10,175 and $25,000 at September 30, 2023 and December 31, 2022, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	September 30, 2023	December 31, 2022
Machinery and Equipment	$383,569	$383,569
Computer Equipment	66,493	66,493
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	607,012	607,012
Less accumulated depreciation	(452,954)	(429,943)
Net Property and Equipment	$154,058	$177,069

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

Depreciation expense during the nine months ended September 30, 2023 and 2022, was $23,011 and $31,446, respectively.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, September 30, 2023	$25,804	$25,804	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, September 30, 2023	$10,817,590	$-	$-	$10,817,590

The derivative liabilities consist of $10,381,519 for convertible notes outstanding and $436,071 for warrants outstanding for an aggregate of $10,817,590.

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2022	$9,578,904
Net loss on conversion of debt and change in derivative liabilities	1,238,686
Balance as of September 30, 2023	$10,817,590

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

September 30, 2023
Risk free interest rate	4.60% - 5.61%
Stock volatility factor	51.0% - 173.0%
Weighted average expected option life	6 mos - 5 yrs
Expected dividend yield	None

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

OriginClear, Inc Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of September 30, 2023, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of September 30, 2023, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. As of September 30, 2023, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of September 30, 2023, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of September 30, 2023, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. As of September 30, 2023, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2023, the Company exchanged an aggregate of 100 shares of Series K preferred stock for 100 shares of Series W preferred stock. As of September 30, 2023, there were 307 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $307,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series L COD, which includes certain make-good shares for certain prior investors. As of September 30, 2023, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock. To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of September 30, 2023, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2023, the Company issued an aggregate of 7,722,008 shares of common stock upon conversion of 40 shares of Series O preferred stock and issued an aggregate of 677,526 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 190 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Certificate of Designation of Series P preferred stock, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari-passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of September 30, 2023, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the nine months ended September 30, 2023, the Company issued an aggregate of 50,340,392 shares of common stock upon conversion of 195 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 420 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the nine months ended September 30, 2023, the Company issued an aggregate of 199,249,857 shares of common stock upon conversion of 920 shares of Series R preferred stock and the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 100 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 1,808 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the nine months ended September 30, 2023, the Company issued an aggregate of 8,864,250 shares of common stock upon conversion of 50 shares of Series S preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 120 shares of Series S preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the nine months ended September 30, 2023, the Company issued an aggregate of 19,051,616 shares of common stock upon conversion of 115 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 270 shares of Series U preferred stock along with 6,447,500 warrants with a fair value of $1 (with exercise prices between $0.10 and $1.00) issued and outstanding. These warrants associated with Series U were valued using the Black Scholes model (See Note 4).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the nine months ended September 30, 2023, the Company issued an aggregate of 2,318,842 shares of common stock upon conversion of 8 shares of Series W preferred stock and exchanged an aggregate of 100 shares of Series K preferred stock for 100 shares of Series W preferred stock. As of September 30, 2023, there were 912 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X had a stated value of $10,000 per share. The Series X holders were not entitled to any dividends and did not have any voting rights except as may have been required by applicable law. The Series X was convertible into common stock of the Company pursuant to the Series X COD, provided that, the Series X was not to be converted into common stock to the extent such conversion would have resulted in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may have been increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders had the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also had the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement.  During the nine months ended September 30, 2023, the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 25 shares of Series X preferred stock, which had a stated value of $250,000. The shares were redeemed within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were no shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders received shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc or warrants to purchase common shares in Water On Demand, Inc. During the nine months ended September 30, 2023, the Company received aggregate net funding in the amount of $516,300 through the sale of Series Y preferred stock, including the redemption of an aggregate of 0.1 shares of Series Y preferred stock equal to the stated value of $10,000, and issued an aggregate of 331,921,683 shares of common stock upon conversion of 18.1 shares of Series Y preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 24.6 shares of Series Y preferred stock along with 49,780,616 warrants with a fair value of $316,391 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants. During the nine months ended September 30, 2023, the Company issued an aggregate of 61,728,395 shares of common stock upon conversion of 25 shares of Series Z preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of September 30, 2023, there were 2,500,000 warrants with a fair value of $16,591 (with an exercise price of $0.10) and no shares of Series Z preferred stock issued and outstanding.

As of September 30, 2023, the Company accrued aggregate dividends in the amount of $436,456 for all series of preferred stock.

During the nine months ended September 30, 2023, the Company redeemed an aggregate of 810,707,922 shares of common stock at prices ranging from $0.006 to $.013 per share with a value of $81,070 relating to Series R and Series Y conversions and settlement agreements with certain WODI convertible secured promissory note holders.

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

During the nine months ended September 30, 2023, WODI issued an aggregate of 6,791 shares of its Series A preferred stock to certain holders of the Company’s Series Y preferred stock at par value of $0.0001. Due to WODI’s merger with PWT on September 21, 2023 (See Footnote 9), all Series A preferred shares were fully converted to common stock in WODI. As of September 30, 2023, there were 0 shares of Series A preferred stock issued and outstanding.

Valuation

The Series A preferred shares were valued by an independent valuation expert based on a Probability Weighted Expected Return Methodology (“PWERM”) with an underlying Discounted Cash Flow (“DCF”) analysis.

The following parameters were considered in this analysis:

1.	Two settlement options - either a merger occurs with the SPAC and the likelihood of it occurring or the merger does not occur.

2.	Three main tranches of valuation dates were considered based on the dates of bulk issuances of shares.

3.	SPAC offer value – which was based on management’s representations of the terms under negotiation during the time of issuances.

4.	Base value of WODI – which was supported by a market analysis completed by management at the time of implementing the Reg A offering and a subsequent increase in base value in Q3, 2023 based on the estimated fair value of the Modular Water Systems assets contributed to the business and merger with PWT.

5.	Timing of a settlement event/conversion event for the Series A shares under the two settlement options.

6.	The expected outstanding issuance of Series Y and convertible debt as of settlement

Based on the above, the value of WODI Series A preferred shares were determined to be as follows:

Valuation Date	Fair Value of shares
12/28/2022	$56.68
02/08/2023	$106.67
06/15/2023	$266.73
08/21/2023	$54.58

Out of the total 6,791 shares issued during the nine months ended September 30, 2023, 201 shares were issued in Q1, 2023 and were valued at $106.67 per share, 8 shares which were issued in Q2, 2023 were valued at $266.73 per share, and 6,582 shares which were issued in Q3, 2023 were valued at $54.58 for an aggregate expense of $382,793 for the nine months ended September 30, 2023 and recorded as preferred stock incentive compensation in the consolidated financial statements.

Series B

On April 28, 2023, WODI designated 1,000,000 shares of its authorized preferred stock as Series B preferred stock. The shares of Series B preferred stock have an initial issuance value of $5.00 per share and are reserved for issuance to the holders of parent Company’s, OriginClear, Inc., Series X preferred shares and other direct issuances at the discretion of the WODI board of directors. The holders of Series B preferred shares shall not be entitled to dividends and shall not be entitled to a vote until such time as the Series B preferred shares are converted to common shares. Each share of Series B preferred stock shall be convertible, at any time per terms of the Series B Certificate of Designation, provided, however that at no time shall the total number of issued and outstanding Series B preferred shares, on a converted basis, be less than 2.5 percent (2.5%) (‘Dilution Floor’) of the total authorized shares of common stock (on a fully diluted basis) based upon an anticipated issuance of $5,000,000 in Series B shares. The dilution floor shall be adjusted proportionately based upon the actual number of Series B shares. During the nine months ended September 30, 2023, WODI issued an aggregate of 538,400 shares of its Series B preferred stock with a par value of $0.0001, to certain holders of the Company’s Series X preferred stock and holders of WODI Note Purchase Agreements. Due to WODI’s merger with PWT on September 21, 2023 (See Note 9 for details), all Series B preferred shares were fully converted to common stock in WODI. As of September 30, 2023, there were 0 shares of Series B preferred stock issued and outstanding.

Valuation

The Series B preferred shares were valued by an independent valuation expert based on a Probability Weighted Expected Return Methodology (“PWERM”) with an underlying Discounted Cash Flow (“DCF”) analysis.

The following parameters were considered in this analysis:

1.	Two settlement options - either a merger occurs with the SPAC and the likelihood of it occurring or the merger does not occur.

2.	SPAC offer value – which was based on management’s representations of the terms under negotiation during the time of issuances.

3.	Base value of WODI – which was supported by a market analysis completed by management at the time of implementing the Reg A offering and a subsequent increase in base value in Q3, 2023 based on the estimated fair value of the Modular Water Systems assets contributed to the business and the merger with PWT.

4.	Timing of a settlement event/conversion event for the Series B shares under the two settlement options.

5.	The expected outstanding issuance of Series Y and convertible debt as of settlement

Based on the above, the value of WODI Series B preferred shares were determined to be as follows:

Valuation Date	Fair Value of shares
06/27/2023	$0.36
08/21/2023	$0.37

For the nine months ended September 30, 2023, the shares granted in Q2 and Q3 were valued at $0.36 and $0.37 per share respectively, for an aggregate expense of $193,824 and recorded as preferred stock incentive compensation in the consolidated financial statements.

Series C

On October 13, 2022, the Board of Directors authorized the issuance of 1,000,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry (the “Holder”) in exchange for his continued employment with the Company. The Holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Holder of Series C preferred shares shall vote with the holders of the common shares on an as converted basis. However, as long as any shares of Series C preferred shares are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C preferred shares directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series C preferred shares or alter or amend this Certificate of Designation, (b) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series C preferred shares, or (d) enter into any agreement with respect to any of the foregoing. Notwithstanding the foregoing, the Holder shall be entitled to vote a number of shares equal to fifty-one percent (51%) of the total number of voting shares. Due to WODI’s merger with PWT (See Note 9), all Series C preferred shares were cancelled per the plan of merger agreement dated September 21, 2023. As of September 30, 2023, there were 0 of Series C preferred stock outstanding.

OriginClear, Inc. Common Stock

On October 20, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, at the Company’s sole discretion, up to $25,000,000 worth of the shares of the Company’s common stock (the “Shares”), par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement (“Registration Agreement”) dated October 20, 2022 between the Company and GHS, the Company was required to register the Shares on Form S-1 with the Securities and Exchange Commission as a condition precedent to GHS’s obligation to close on the purchase of the Shares. On December 27, 2022, the Securities and Exchange Commission issued a Notice of Effectiveness of the Registration Statement filed on Form S-1 (File Number 333-268608) for OriginClear, Inc. Per Financing Agreement, during the nine months ended September 30, 2023, the Company received an aggregate of $141,373 in equity financing and issued an aggregate of 20,492,456 shares of the Company’s common stock to GHS.

Nine months ended September 30, 2023

The Company issued 20,492,456 shares of common stock for cash, through an equity financing agreement for a total aggregate of $141,373 based upon conversion prices ranging from $0.0058 to $0.0082.

The Company issued 55,788,402 shares of common stock upon conversion of a convertible promissory note in the amount of principal of $91,000, plus accrued interest of $76,365, for a total aggregate of $167,365 based upon a conversion price of $0.0085. The shares were issued within the terms of the agreements and no gain or loss was recognized.

The Company issued 62,872,237 shares of common stock for services at fair value of $603,578, at share prices ranging from $0.0073 - $0.0146.

The Company issued 677,526 shares of common stock for Series O preferred stock dividends payable.

The Company issued 11,584,932 shares of common stock for alternate vesting at a fair value of $1,158.

The Company issued 269,393,920 shares of common stock for settlement of conversion agreements at a fair value of $26,940.

The Company issued 681,197,043 shares of common stock upon conversion of $3,388,000 of preferred stock. The shares were issued within the terms of the agreements and no gain or loss was recognized.

The Company redeemed 810,707,922 shares of common stock at a market price of $0.01 per share in the amount of $81,070.

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

The Company issued 179,090,390 shares of common stock for settlement of conversion agreements at a fair value of $17,909.

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

As of June 26, 2023 (the “Termination date”), the Company suspended the sale of securities under the Reg A offering for WODI. As of the Termination Date, 12,000 shares were sold for total proceeds of $60,000.

On September 22, 2023, WODI merged with PWT (See Note 9). Pursuant to the merger:

●	An aggregate of 8,151 shares of WODI Series A preferred stock were converted to 509,482 WODI common stock.

●	An aggregate of 538,400 shares of WODI Series B preferred stock were converted to 637,000 WODI common stock.

Upon conversion of the Series A and Series B preferred stock to an aggregate of 1,146,482 shares of WODI common stock. Per the Merger Agreement with PWT, these shares were exchanged for 13,399,217 shares of PWT common stock (See Note 9).

Progressive Water Treatment (‘PWT’) Common Stock.

On September 19, 2023, an equity restructuring plan and forward stock-split of 1,000:1 was implemented for PWT common stock. Post forward stock split implementation but before issuing common stock to WODI stockholders in the PWT Merger, the issued and outstanding common shares of PWT were 10,000,000.

On September 21, 2023, WODI merged with PWT (“PWT Merger”). Pursuant to the PWT Merger, all holders of WODI common shares were issued shares in PWT in the following amounts:

●	An aggregate of 12,171,067 PWT common shares were issued to OCLN.

●	An aggregate of 25,112 PWT common shares, including make-good shares, were issued to the holders of WODI common stock who invested in the WODI RegA.

●	An aggregate of 518,322 PWT common shares, including make-good shares, were issued to prior WODI Series A shareholders.

●	An aggregate of 684,716 PWT common shares, including make-good shares, were issued to prior WODI Series B shareholders.

As of September 30, 2023, PWT had 13,399,217 total issued and outstanding shares.

4.	OPTIONS AND WARRANTS

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

Restricted Stock to the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“the BEC RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the BEC RSGAs are performance based shares. The BEC RSGAs provide for the issuance of up to 220,686,042 shares of the Company’s common stock to employees and consultants provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, the Company will issue up to an aggregate of 110,343,021 shares of its common stock; b) If the Company’s consolidated operating profit Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported as reported in the Company’s SEC reports, the Company will issue up to an aggregate of 110,343,021 shares of its common stock. The Company has not recognized any costs associated with the milestones, because achievement is not probable. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs and BEC RSGAs to include an alternative vesting schedule for the Grantees and on January 26, 2022, the Company amended the procedures for processing the RSGAs and BEC RSGAs. Once a Grantee is eligible to participate in alternate vesting, then they will be added to the list of alternate vestees, enlarging the pool of vestees among which, 10% of stock sales that are allowed under the agreement is divided for the next year. The Company then (i) calculates the value of the Company common stock traded in the year immediately prior to the vesting year, using daily adjusted close and volume, as quoted on the public securities trading market on which the Company’s common stock is then traded (ii) determines the cost basis of the shares, which shall be the closing price quoted on the public securities trading market, quoted on the first trading day of the vesting year which will be the grantee’s cost basis, and (iii) applies the 10% calculation and divides it into the number of qualifying alternate vestees, giving the gross number of shares available to each Grantee. For each alternate vestee for each year in which there occurs a vesting or a potential vesting, the Company (i) does a 90-day lookback from the first day of the latest vesting month, to limit cumulative vesting of shares for each alternate vestee for the 90-day period to 1% of total Company shares of common stock outstanding for the period, using the then current figure for shares outstanding at the time of the lookback; (ii) places the excess shares (the “Overlimit Shares”) in suspense for issuance in the next 90-day period so that in each future 90-day period they may be issued, and (iii) if on the 90-day lookback, cumulative issuances are less than 1% of shares outstanding, the Company will add the shares from previous 90-day lookback, if any. For the avoidance of doubt, the Company will not record any Overlimit Shares as vested until such as time as they have been finally issued. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGA or BEC RSGA, then the number of vested shares issuable (assuming all conditions are satisfied) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the restricted stock award agreement. During the nine months ended September 30, 2023, per electing and qualifying under the alternative vesting schedule, the Company issued an aggregate of 2,754,073 shares of Company’s common stock relating to the RSGAs and an aggregate of 8,830,859 shares of Company’s common stock relating to the BEC RSGAs.

Warrants

During the nine months ended September 30, 2023, the Company issued 4,130,400 purchase warrants, associated with the preferred stocks. A summary of the Company’s warrant activity and related information follows for the nine months ended September 30, 2023:

	September 30, 2023
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	93,344,989	$0.1217
Granted	4,130,400	$0.125
Exercised	-	-
Expired	(31,561,500)	$(0.05)
Outstanding - end of period	65,913,889	$0.1463

At September 30, 2023, the weighted average remaining contractual life of warrants outstanding:

	September 30, 2023
			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	2.92
$0.10	2,500,000	2,500,000	3.39
$0.25	6,146,000	6,146,000	0.01 - 3.22
$0.0275	8,727,273	8,727,273	7.66
$0.125	46,380,616	46,380,616	3.27 - 4.92
$1.00	1,560,000	1,560,000	0.75 - 1.21
	65,913,889	65,913,889

The derivative liability recognized in the financial statements for the warrants as of September 30, 2023 was $436,071.

At September 30, 2023, the aggregate intrinsic value of the warrants outstanding was $0.

5.	CONVERTIBLE PROMISSORY NOTES

OriginClear, Inc.

As of September 30, 2023, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$2,617,692
Less current portion	2,472,945
Total long-term liabilities	$144,747

Maturities of long-term debt for the next three years are as follows:

Period Ending September 30,	Amount
2023	597,945
2024	1,875,000
2026	13,772
2028	130,975
$2,617,692

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the nine months ended September 30, 2023, the Company has issued 55,788,402 shares upon conversion of principal in the amount of $91,000, plus accrued interest of $76,365. As of September 30, 2023, the 2014-2015 Notes had an aggregate remaining balance of $683,700 of which $615,000, is short term and $68,700 is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on June 30, 2023, which were extended to June 30, 2028. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. There was a change in the OID Note to accrue interest on a monthly basis. As of September 30, 2023, the remaining balance on the OID Notes was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of September 30, 2023, the 2015 Notes had an aggregate remaining balance of $1,200,000, which is short term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of September 30, 2023, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of September 30, 2023, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the period the Company wrote off the loan and recorded a gain on the write-off of the note payable. As of September 30, 2023, there was no remaining balance.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of September 30, 2023, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the year ended December 31, 2022. As of September 30, 2023, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements for the convertible promissory notes as of September 30, 2023 was $10,381,519.

Water On Demand, Inc.

In December 2022, WODI raised capital and issued convertible secured promissory notes in the amount of $1,347,500 to investors with 10% interest per annum. The notes were issued to raise capital needed to acquire the equity interests in Fortune Rise Acquisition Corporation (the “SPAC”) for the purchase price of $400,000 and to pay off the promissory notes the SPAC owed to sellers. Per the terms and conditions of the convertible promissory notes, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Notes (the “Maturity Date”) provided, that WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions, or (ii) when, upon the occurrence and during the continuance of an event of default.

During the nine months ended September 30, 2023, WODI raised additional capital of $6,346,500 and an investor exchanged the Company’s Series X preferred stock in the amount of $250,000 and Series R preferred stock in the amount of $100,000 for a WODI convertible secured promissory note. Also during the period ended September 30, 2023, per settlement, conversion and redemption agreements with WODI shareholders, an aggregate of 810,707,922 shares of the Company’s common stock were redeemed at a market price of $0.01, which was added to the cash value of the shareholders’ investment to purchase WODI convertible secured promissory notes. The loss relating to these settlement and conversion agreements of $7,728,089 was accounted for in the consolidated statements of operations. As of September 30, 2023, WODI had outstanding convertible secured promissory notes in the amount of $15,772,089.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the nine months ended September 30, 2023.

	Nine Months Ended
	September 30,
	2023	2022
Equipment Contracts	$2,174,949	$5,829,960
Component Sales	901,932	1,390,243
Waste Water Treatment Systems	1,660,625	325,005
Pump Stations	364,945	179,005
Rental Income	19,719	19,719
Services Sales	36,095	24,201
Internet Sales	39,390	-
Commission & Training	3,263	-
	$5,200,918	$7,768,133

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the nine months ended September 30, 2023 and the year ended December 31, 2022, was $908,327 and $1,479,491, respectively. The contract liability for the nine months ended September 30, 2023 and the year ended December 31, 2022, was $1,271,095 and $932,458, respectively.

7.	FINANCIAL ASSETS

Fair value investment in Securities

On November 12, 2021, the Company served a conversion notice to WTII and recorded additional interest and fees of $15,988 through that date, according to the terms of the securities purchase agreement for an aggregate of $149,867. The Note was converted into 45,208,649 shares of WTII common stock. As of September 30, 2023, the investment in securities was recorded at fair value in the amount of $22,604, with an unrealized loss of $4,521.

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of September 30, 2023, the fair value of the preferred shares was $3,200, and had a gain in fair value of $800.

8.	LOANS PAYABLE

Secured Loans Payable

The Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance cost was amortized over the terms of the loans, which have various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of September 30, 2023 was $30,646.

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

On December 22, 2022, WODI entered into a Membership Interest Purchase and Transfer Agreement (the “Purchase Agreement”) with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller”, and collectively, the “Sellers”) and Fortune Rise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which WODI purchased 100 membership interests in the Sponsor (“Purchased Interests”) from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor owns 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B common stock (the “Class B Common Stock”) of Fortune Rise Acquisition Corporation, a Delaware Corporation (“FRLA” or the “SPAC”). On December 29, 2022, the Company announced that its subsidiary, Water On Demand, Inc. had closed its acquisition of Fortune Rise Sponsor, LLC, which is the sponsor of Fortune Rise Acquisition Corp.

On December 22, 2022, WODI paid a total of $1,137,267 to the Sellers of Fortune Rise Sponsor, LLC which included a total of $400,000 to purchase the membership interest in Class B Common Stock of FRLA and $737,267 for compensating the payment made by the Sellers on November 4, 2022, towards the first extension of the SPAC through February 5, 2023. In connection with the Extension Payment, FRLA issued unsecured promissory notes to the Sellers. As of December 31, 2022, the $737,267 amount was reflected as Notes Payable to related party on the consolidated balance sheet of the SPAC.

FRLA is a blank check company incorporated in February 2021 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. FRLA is a “shell company” as defined under the Exchange Act of 1934, as amended, because it has no operations and nominal assets consisting almost entirely of cash. The SPAC will not generate any operating revenues until after the completion of its initial business combination, at the earliest.

On December 29, 2022, pursuant to a Membership Interest Purchase and Transfer Agreement and Securities Transfer Agreement with the members of the Sponsor, WODI acquired the membership interests of the Sponsor and became the beneficial owner of 2,343,750 shares of FRLA Class B Common Stock, each of which is exercisable into one share of FRLA Class A Common Stock. The purchase price for the membership interests was $400,000. To acquire the equity interests in FRLA for the purchase price of $400,000, WODI issued convertible secured promissory notes to investors at 10% interest per annum. Per the terms and conditions of the convertible promissory note, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Note (the “Maturity Date”) (provided, WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions, or (ii) when, upon the occurrence and during the continuance of an Event of Default.

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

On September 21, 2023, WODI entered into a merger agreement with PWT whereby WODI was merged with PWT. The merger of these entities was completed to create better enterprise value for a potential merger opportunity with FRLA. In connection with the merger with WODI, PWT changed its name to Water on Demand, Inc.

On September 28, 2023, WODI nominated the combined PWT/WODI merged entity, for merger with FRLA. Accordingly, the Letter of Intent (“LOI”) executed on January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition.  Under the amended LOI, FRLA proposed to acquire all the outstanding securities of PWT, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

On October 24, 2023 FRLA and WODI entered into a definitive business combination agreement (the “BCA”). The transaction represents a pro forma equity valuation of approximately $72 million of the Combined Company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders. The estimated cash proceeds available to the Combined Company from the transaction consists of FRLA’s $ 39,635,883 of cash held in trust, assuming no further redemptions of FRLA public shares. Upon closing of the transactions contemplated under the BCA, and assuming none of FRLA’s public shareholders elect to redeem their shares of common stock and no additional shares of common stock are issued, it is anticipated that FRLA’s public shareholders would retain an ownership interest of approximately 46% of the Combined Company, the sponsors, officers, directors and other holders of FRLA founder shares and private shares will retain an ownership interest of approximately 18% of the Combined Company, and the WOD stockholders will own approximately 36% of the Combined Company, based on its agreed acquisition valuation of $32 million, an approximate 3.2x multiple of its 2022 revenue. The existing stockholders of WOD are expected to roll 100% of their equity into the Combined Company.

On October 25, 2023, at the Special Meeting, a total of 5,687,847 (or 84.59%) of FRLA’s issued and outstanding shares of Class A common stock and Class B common stock held of record, were present either in person or by proxy, which constituted a quorum. FRLA shareholders approved a proposal to extend the period of time FRLA has to consummate its initial business combination by an additional one year from November 5, 2023 to November 5, 2024, by up to twelve one-month extensions, subject to certain conditions.

Promissory Notes

Since buying the sponsorship interest in the SPAC on December 22, 2022 through September 30, 2023, WODI and the Company made payments on behalf of the SPAC in the aggregate amount of $3,260,985. As of September 30, 2023, WODI and the Company received an aggregate of $3,260,985 in unsecured promissory notes (the “SPAC Notes”) from the SPAC in exchange for the payments made on behalf of the SPAC to meet its operating expenses and the extension payments. The SPAC Notes are non-interest bearing and payable (subject to the waiver against SPAC trust provisions) on the earlier of (i) consummation of the SPAC initial business combination; and (ii) the date of the liquidation of the SPAC. The principal balance of each SPAC Note may be prepaid at any time, at the election of the SPAC.

As of the date of this filing, the SPAC has been extended through November 5, 2024, to give the Company adequate time to complete all the necessary administrative and regulatory steps, including filing of the registration statement and timely respond to satisfy potential comments, from regulatory bodies to consummate the business combination. Management continues to estimate the likelihood of the merger at 50%.

Impairment of receivable

Although the payments made on behalf of the SPAC are amounts receivable to WODI, for the period ended September 30, 2023, WODI considered the aggregate amount of $3,260,985 for the SPAC Notes to be impaired and recorded it as an expense on the consolidated income statements, as it is deemed probable that the SPAC may not have funds to pay back with interest all of the Class A shareholders and WODI for the amounts advanced to the SPAC.

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

PWT-WODI merger

On September 21, 2023, WODI entered into a merger agreement with PWT to create better enterprise value for a potential merger opportunity with FRLA and a plan of merger agreement (the “PWT-WODI merger agreement”) was entered into between WODI and PWT. Per the PWT-WODI merger agreement, all shares of WODI common and preferred stock were exchanged for 2,406,822 shares of PWT common stock as merger consideration. WODI convertible notes and WODI Restricted Stock Grants were assumed by PWT and remain outstanding.

The merger consideration of 2,406,822 shares of common stock of PWT were calculated as follows:

●	Issued and outstanding shares of WODI common stock on a fully dilutive basis were calculated as of September 20, 2023 at 12,194,482. This included: WODI common stockholders - OCLN & Reg A shareholders and Series A and Series B preferred stockholders.
●	WODI (including MWS) was valued at $6,425,184 based on 2022 MWS revenues of $2,00,870 using a 3.2 multiple of revenue.
●	WODI/ MWS price per share of $0.53 was arrived at by dividing the total fully diluted common stock (12,194,482) by the value of $6,425,184.
●	PWT was valued at $26,695,716 based on 2022 PWT revenues of $8,342,411 using a 3.2 multiple of revenue.
●	PWT price per share of $2.67 was arrived at by dividing the total fully diluted common stock (10,000,000) by the value of $26,695,716.
●	Based on the valuation for each as mentioned above, an exchange ratio of 1:0.1973 was determined to ascertain the number of shares to be issued in PWT for every share held by WODI stockholder.
●	Using the exchange ratio, the merger consideration of 2,406,822 shares in PWT was allocated to WODI shareholders as follows:

OCLN – 2,171,067 common shares in PWT

WODI Reg A – 2,368 common shares in PWT

WODI Series A – 100,556 common shares in PWT

WODI Series B – 132,830 common shares in PWT

●	WODI Series A and Series B were converted to WODI common before the merger.

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and August 3, 2023, WODI entered into Restricted Stock Grant Agreements (the “WODI RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of WODI and to increase its value. WODI RSGAs provide for the issuance of up to 15,550,000 shares of WODI common stock provided certain milestones and vesting are met in certain stages. The restricted shares may become fully vested and no longer subject to risk of forfeiture (“Vested Shares”) if WODI shares are uplisted to a National Exchange, then upon such uplisting, 25% of the restricted shares that shall vest and become Vested Shares and 6.25% each three-month period thereafter, subject to the following: (i) If WODI shares are traded on a National Exchange, then the amount of restricted shares which shall become Vested Shares during any three-month period shall not exceed an amount representing the greater of (a) 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI and (b) the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. (ii) If WODI shares are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, then the amount of restricted shares which shall become Vested Shares during any three month period shall not exceed an amount representing 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI, or if WODI shares are traded on a national securities exchange, the greater of (b)(i) and the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. If WODI shares do not achieve listing on a national securities exchange within three years of the Effective Date, then the restricted shares shall vest and become Vested Shares at a rate equal to 25% on the three-year anniversary of the Effective Date and 6.25% each three-month period thereafter. WODI has not recognized any costs associated the WODI RSGAs because milestones and vesting have not been achieved. As the milestones are achieved, the shares shall become eligible for vesting and issuance. On September 21, 2023 the WODI RSGAs were assumed by PWT per the Merger Plan Agreement and per the conversion ratio of 0.19737 established in the Merger Plan Agreement, the 15,550,000 total issuable shares under the WODI RSGAs were converted to 3,069,100 total issuable shares and the WODI RSGAs were renamed Progressive Water Treatment Restricted Stock Grant Agreements (the “PWT RSGAs”).

10.	LINE OF CREDIT

During the nine months ended September 30, 2023, the Company obtained 12 month credit lines in the aggregate amount of $245,500, with an interest rate of 26.07%. During the nine months ended September 30, 2023, the Company paid principal in the amount of $105,621, leaving a principal balance of $139,879. During the nine months ended September 30, 2023, the Company paid interest in the amount of $23,415.

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

In January 2023, the Company accepted the offer and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were; $235,000 initial payment and the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining amount on the consolidated financial statements as of June 30, 2023. Between July 1, 2023 through September 30, 2023, the Company received additional payments totaling $37,572. As of September 30, 2023, the balance of the receivable was $132,000 which is reflected on the consolidated financial statements.

12.	EMPLOYEE RETENTION TAX CREDIT

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company was eligible for a refundable employee retention credit (the “ERTC”) subject to certain criteria. The Company’s subsidiary, Progressive Water Treatment applied for the ERTC and during the nine months ended September 30, 2023, received an aggregate of $126,879 which was recognized in the financial statements as other income.

13.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,500.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for nine months ended September 30, 2023 and the year ending December 31, 2022.

Litigation

On July 12, 2023, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Auctus Fund, LLC (“Auctus”) relating to the settlement and release of certain pending legal actions arising out of various loans and agreements between the Company and Auctus. Pursuant to the terms of the Settlement Agreement, the Company and Auctus have resolved all outstanding legal disputes and claims between them. The appeal that was pending in the United States Court of Appeals for the First Circuit and trial matter in the United States District Court for the District of Massachusetts have been terminated and all transactions and obligations thereunder between the Company and Auctus are null and void. The terms and conditions of the Settlement Agreement are confidential and have no impact on the financial condition or operations of the Company.

As of September 30, 2023, there were no material updates to the litigation matters with C6 Capital, LLC as previously disclosed in the Form 10-K filed on April 17, 2023.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between October 2, 2023 and October 3, 2023, holders of the Company’s Series R preferred stock converted an aggregate of 200 Series R shares into an aggregate of 51,536,831 shares of the Company’s common stock.

Between October 2, 2023 and November 29, 2023, an aggregate of 39,083,926 shares of common stock were redeemed by the Company, and the redemption amount, together with cash paid by the redeeming stockholders, were used by the stockholders to purchase convertible secured promissory notes from WODI.

Between October 2, 2023 and November 29, 2023, holders of the Company’s Series Y preferred stock converted an aggregate of .7 Series Y shares into an aggregate of 22,540,380 shares, including make-good shares, of the Company’s common stock.

Between October 4, 2023 and November 15, 2023, the Company issued to consultants an aggregate of 3,361,416 shares of the Company’s common stock.

Between October 5, 2023 and December 6, 2023, WODI made payments on behalf of the SPAC in the aggregate amount of $567,000.

Between October 6, 2023 and October 20, 2023, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 37,040,277 shares of the Company’s common stock in settlement of certain claims with such persons.

On November 9, 2023, holders of the Company’s Series W preferred stock converted an aggregate of 25 Series W shares into an aggregate of 5,241,092 shares of the Company’s common stock.

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

Overview of Business

OriginClear was founded as OriginOil in 2007, and began trading on the OTC in 2008. In 2015, it was renamed as OriginClear to reflect its mission to develop breakthrough businesses in the industrial water sector. Today, OriginClear structures itself as the Clean Water Innovation Hub™ and its mission is to incubate and grow valuable water properties that will disrupt the industry.

In 2023, OriginClear combined three of these businesses into a single subsidiary in anticipation of a merger of such subsidiary with a “blank check” company (a SPAC or Special Purpose Acquisition Company). The definitive merger agreement was announced on 24 October, 2023: https://www.originclear.com/company-news/originclears-water-on-demand-and-fortune-rise-acquisition-corporation-announce-business-combination-to-create-nasdaq-listed-company.

The assets and properties now incorporated as Water On Demand Inc. (WODI) consist of the following:

●	Progressive Water Treatment Inc. (“PWT”) - a wholly-owned subsidiary based in Dallas, Texas, which is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

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

●	The brand, Modular Water Systems (MWS), featuring products differentiated by the Early IP and complemented with additional knowhow and trade secrets.

●	An incubated outsourced water treatment business called Water On Demand (“WOD”). The WOD model intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate (“DBOO”).

NOTE: The Company did not spin off the companies known as the WOD Subsidiaries. The funds the Company raises for these entities shall continue to be held by the Company and made available for use by WODI, to be deployed subject to a planned management contract.

NOTE: the Company did not spin off the developmental blockchain instruments $H2O, a security token for the payment of dividends, and ClearAqua, a community involvement token. At this time, the Company is not actively developing these but is pursuing Intellectual Property protection for them to the extent it finds useful.

“This is an example of OriginClear successfully incubating and growing a healthy business over five years, and selling it for many times its investment,” said Riggs Eckelberry, OriginClear CEO. “We anticipate this transaction will further benefit OriginClear shareholders as Water On Demand executes on its business plan.”

OriginClear issued a new presentation describing the new combined businesses and planning. The presentation is available online at https://www.originclear.com/investing#companypresentation

Water Businesses

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

On September 26, 2023, the Company announced that it merged its subsidiaries, WODI and PWT to create better enterprise value for a potential merger opportunity with Fortune Rise Acquisition Corporation (‘FRLA’).

On September 28, 2023, FRLA and OriginClear Inc., announced that FRLA and WODI agreed to nominate a new target – the recently merged PWT /WODI. Accordingly, the Letter of Intent (“LOI”) executed January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition.  Under the revised/amended LOI, FRLA proposes to acquire all the outstanding securities of PWT, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

Post-merger with WODI, PWT effected a name change to Water On Demand Inc.

On October 24, 2023 FRLA and OCLN announced that FRLA and WODI had entered into a definitive business combination agreement (the “BCA”). The transaction represents a pro forma equity valuation of approximately $72 million of the Combined Company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders. The estimated cash proceeds available to the Combined Company from the transaction consists of FRLA’s $ 39,635,883 of cash held in trust, assuming no further redemptions of FRLA public shares. Upon closing of the transactions contemplated under the BCA, and assuming none of FRLA’s public shareholders elect to redeem their shares of common stock and no additional shares of common stock are issued, it is anticipated that FRLA’s public shareholders would retain an ownership interest of approximately 46% of the Combined Company, the sponsors, officers, directors and other holders of FRLA founder shares and private shares will retain an ownership interest of approximately 18% of the Combined Company, and the WOD stockholders will own approximately 36% of the Combined Company, based on its agreed acquisition valuation of $32 million, an approximate 3.2x multiple of its 2022 revenue. The existing stockholders of WOD are expected to roll 100% of their equity into the Combined Company.

Currently, OriginClear’s mission as the CWIB is the following:

1.	Support the rollout of the WODI post-merger entity (the plan is to retain the name). OriginClear has proposed a post-merger management services contract with WODI, which over time will be phased out as WODI builds its own internal team and capabilities.

2.	In particular, OriginClear is assisting WODI with its aggressive acquisitions plan, starting now and to be finalized post the SPAC merger (there is no assurance of merger success.)

3.	Selecting companies and/or technologies for funding and development. We may not restrict ourselves to the water industry.

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

On September 26, 2023, the Company announced that it merged its subsidiaries, WODI and PWT.

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

On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the MWS business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock.

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

On April 13, 2021, we announced formation of a wholly-owned subsidiary called Water On Demand #1, Inc. (“WOD #1”) to pursue capitalization of the equipment required. The WOD Subsidiaries, Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company elected to wind down WOD#2, WOD#3 and WOD#4 and make the capital raised for them through the Company’s Series Y offering available to be deployed, subject to a planned management contract.

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

At the time of this filing, WODI had no staff or independent resources. However, the MWS and PWT units which are part of the combined entity and managed by OriginClear under a planned management services agreement, are generating revenue and profitable. The Board of Directors of OriginClear serves as the Board for WODI, the CEO of OriginClear serves as CEO of WODI, and the CFO of OriginClear also serves as CFO of WODI. Under the prospective management services contract, OCLN plans to provide all staffing and administrative resources, as well as fee-based access to the funds it has raised for WOD investments.

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

In November 2021, the Company created additional Water on Demand subsidiaries – Water on Demand # 2, Inc. (WOD # 2), Water on Demand # 3, Inc. (WOD # 3) and Water on Demand # 4, Inc. (WOD # 4) (in the aggregate, referred to as the “WOD Subsidiaries”), which were each separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company simplified this structure by placing all funds in WOD #1 and wound down the others. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the sale of the Company’s Series Y offering, shall continue to be held by the Company. This capital will be made available to WODI to be deployed, subject to a fee schedule under a proposed management contract.

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

The Company requires funding in order to execute on its Water on Demand initiative. As of the period ended September 30, 2023, the Company received net aggregate funding in the amount of $ 6,267,577 through the sale of its Reg D Offering, Series Y Preferred Stock dedicated to the Water on Demand program. (see Notes to Financial Statements- Sale of Preferred Stock).

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

WODI is actively evaluating potential clients for a test of water treatment and purification services on a pay-per-gallon basis, but a first agreement has not been reached. Also, WODI is in early stage talks with partners to deliver DBOO services, with the Company providing financing and contract management services. In the event such talks do not succeed, WODI would need to implement its own resources for such DBOO services.

On April 14, 2023, the Company transferred its Modular Water Systems division (MWS or Modular Water) (www.modularwater.com) and the related assets to WODI.

On September 26, 2023, the Company announced that it merged its subsidiaries, WODI and PWT to create better enterprise value for a potential merger opportunity with Fortune Rise Acquisition Corporation (‘FRLA’).

On September 28, 2023, FRLA and OriginClear Inc., announced that FRLA and WODI agreed to nominate a new target – the recently merged PWT with WODI. Accordingly, the Letter of Intent (“LOI”) executed January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition.  Under the revised/amended LOI, FRLA proposes to acquire all the outstanding securities of PWT, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

In connection with the merger with WODI, PWT effected a name change to Water On Demand Inc.

On 24 October 2023, Fortune Rise Acquisition Corporation (Nasdaq: FRLA) and the Company announced that FRLA and Water On Demand Inc. (WODI) have entered into a definitive business combination agreement (the “BCA”).

The transaction represents a pro forma equity valuation of approximately $72 million of the Combined Company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders. The estimated cash proceeds available to the Combined Company from the transaction consists of FRLA’s $ 39,635,883 of cash held in trust, assuming no further redemptions of FRLA public shares.

The proceeds will be used to develop the Water On Demand water-as-a-service network, grow the Modular Water and Progressive Water business units, and carry out an aggressive acquisition program, which is expected to accelerate the existing growth. A number of assumptions have been made as to purchase multiples, net growth, synergies and other factors, and there are no guarantees that the Combined Company will succeed in the acquisitions and subsequent integrations of the acquired entities. The acquisitions will prioritize network management software, management and engineering staffing, and vertical integration through acquisition of component fabricators.

Upon closing of the transactions contemplated under the BCA, and assuming none of FRLA’s public shareholders elect to redeem their shares of common stock and no additional shares of common stock are issued, it is anticipated that FRLA’s public shareholders would retain an ownership interest of approximately 46% of the Combined Company, the sponsors, officers, directors and other holders of FRLA founder shares and private shares will retain an ownership interest of approximately 18% of the Combined Company, and the WODI stockholders will own approximately 36% of the Combined Company, based on its agreed acquisition valuation of $32 million, an approximate 3.2x multiple of its 2022 revenue. The existing stockholders of WODI are expected to roll 100% of their equity into the Combined Company.

The board of directors of each of FRLA and WODI unanimously approved the transaction, which is expected to be completed in the second quarter of 2024, subject to, among other things, the approval by the shareholders of FRLA and WODI, satisfaction of the conditions stated in the definitive agreement and other customary closing conditions, including a registration statement being declared effective by the SEC, and approval by The Nasdaq Stock Market to list the securities of the Combined Company.

See release: https://finance.yahoo.com/news/originclear-water-demand-fortune-rise-200000291.html

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

On June 10, 2021, the Company named Ricardo Fabiani Garcia, an OriginClear investor and veteran technologist, to the Company’s Board of Advisors. Mr. Garcia will advise the management team as it sets up the roadmap and chooses the resources for the $H2O project. Currently, the focus is on a prototype for $H2O, in support of the patent filing.

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

Potential Acquisitions and Incubations

The Company, intends to support WODI in acquiring assets and teams to support its growth.

We are particularly interested in companies which support the drop-in-place Modular Water Systems, provide engineering services, or successfully execute on Design-Build-Own-Operate. These companies are growing fast, because tougher regulations, water scarcities and general outsourcing trends are driving industrial and agricultural water treatment users to delegate their water problem to service providers. As Global Water Intelligence pointed out in their report on October 30, 2015, “Water is often perceived as a secondary importance, with end-users increasingly wanting to focus solely on their own core business. This is driving a move away from internal water personnel towards external service experts to take control of water aspects.” External service experts are typically small–privately owned and locally operated. Creating a network of such providers could lead to enormous economies of scale through sharing of best practices, technologies, and customers and could represent a major barrier to entry for Water On Demand’s competitors.

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

The common feature of this IP family is the use of a construction material (Structural Reinforced ThermoPlastic or SRTP), for the containers that is:

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2023, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Revenue and Cost of Sales

For the three months ended September 30, 2023, we had revenue of $1,363,840 compared to $3,366,061 for the three months ended September 30, 2022. Cost of sales for the three months ended September 30, 2023 was $1,135,541 compared to $2,542,887 for the three months ended September 30, 2022. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue.

Our gross profit was $228,299 and $823,174 for the three months ended September 30, 2023 and 2022, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2023, we had selling and marketing expenses of $470,566 compared to $712,420 for the three months ended September 30, 2022. The decrease in selling and marketing expenses was primarily due to a decrease in marketing expense.

General and Administrative Expenses

For the three months ended September 30, 2023, we had general and administrative expenses of $904,223 compared to $1,085,044 for the three months ended September 30, 2022. The decrease in general and administrative expenses was primarily due to a decrease in professional and legal fees and outside services.

Other Income and (Expenses)

Other income and (expenses) decreased by $20,927,132 to $(7,140,597) for the three months ended September 30, 2023, compared to $(28,067,729) for the three months ended September 30, 2022. The decrease was due primarily to a decrease in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $23,543,238, offset by an increase in present value of convertible secured promissory notes of $1,690,500 an increase in impairment of receivable of $610,000, with an overall decrease in other expenses in the amount of $315,606.

Net Income/(Loss)

Our net loss decreased by $20,757,557 to $(8,294,666) for the three months ended September 30, 2023, compared to net loss of $(29,052,223) for the three months ended September 30, 2022. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Revenue and Cost of Sales

For the nine months ended September 30, 2023, we had revenue of $5,200,918 compared to $7,768,133 for the nine months ended September 30, 2022. The cost of sales for the nine months ended September 30, 2023 was $4,646,349 compared to $6,484,235 for the nine months ended September 30, 2022. Revenue and cost of sales decreased primarily due to our subsidiary’s decrease in revenue.

Our gross profit was $554,569 and $1,283,898 for the nine months ended September 30, 2023 and 2022, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2023, we had selling and marketing expenses of $1,915,809, compared to $1,825,170 for the nine months ended September 30, 2022. The increase in selling and marketing expenses was primarily due to an increase in marketing expense.

General and Administrative Expenses

General and administrative expenses were $3,008,988 for the nine months ended September 30, 2023, compared to $2,900,203 for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to an increase in professional and legal fees including non-cash, shares for services expense and outside services.

Other Income and (Expenses)

Other income and (expenses) decreased by $16,633,802 to $(13,797,523) for the nine months ended September 30, 2023, compared to $(30,421,325) for the nine months ended September 30, 2022. The decrease was due primarily to a decrease in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $27,938,016, offset by an increase in present value of convertible secured promissory notes of $7,728,089, an increase in impairment of receivable of $3,260,985, with an overall decrease in other expenses in the amount of $315,140.

Net Income/(Loss)

Our net loss decreased by $15,713,484 to $(18,180,762) for the nine months ended September 30, 2023, compared to net loss of $(33,894,246) for the nine months ended September 30, 2022. The majority of the decrease in net loss was due primarily to a decrease in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the nine months ending September 30, 2023. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At September 30, 2023 and December 31, 2022, we had cash of $1,153,181 and $1,354,814 and a working capital deficit of $32,064,689 and $14,245,179, respectively. The increase in working capital deficit was due primarily to an increase in convertible promissory notes, non-cash derivative liabilities, accrued expenses and contract liabilities.

During the period ended September 30, 2023, we raised a net aggregate of $516,300 from the sale of preferred stock in private placements and $6,346,500 for WODI convertible secured promissory notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $4,417,340 for the nine months ended September 30, 2023, compared to $3,458,023 for the prior period ended September 30, 2022. The increase in cash used in operating activities was primarily due to an increase in value added to note purchase agreements, accrued expenses, non-cash derivative liabilities and accounts payable.

Net cash flows used in investing activities was $3,007,285 for the nine months ended September 30, 2023, compared to $17,138 for the prior period ended September 30, 2022. The increase in cash used in investing activities was primarily due to an increase in notes receivables during the current period.

Net cash flows provided by financing activities was $7,222,992 for the nine months ended September 30, 2023, as compared to $4,544,966 for the prior period ended September 30, 2022. The increase in cash provided by financing activities was due primarily to an increase in proceeds from issuance of convertible promissory notes. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

There are no material updates to the litigation matters with C6 Capital, LLC as previously disclosed in the Form 10-K filed on April 17, 2023. As of the date of this filing, the Company views the C6 Capital matter as closed.

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

December 8, 2023	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer)

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)