Form 10-K
period 2023-12-31
ORIGINCLEAR, INC.
filed 2024-04-18
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,485,864 based upon the closing sales price of the registrant’s common stock on June 30, 2023 of $0.0073 per share.

At April 17, 2024, 1,517,699,125 shares of the registrant’s common stock, par value $0.0001 were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc. (“we”, “us”, “our”, the “Company”, “OCLN” or “OriginClear”) was incorporated on June 1, 2007 under the laws of the State of Nevada. We have been engaged in business operations since June 2007. In 2015, we moved into the commercialization phase of our business plan having previously been primarily involved in research, development and licensing activities. Our principal offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our main telephone number is (727) 440-4603. Our website address is www.OriginClear.com. The information contained on, connected to or that can be accessed via our website is not part of this report.

Overview of Business

OriginClear was founded as OriginOil® in 2007 and began trading on the OTC in 2008. In 2015, it was renamed as OriginClear® to reflect its new mission to develop breakthrough businesses in the industrial water sector. Today, OriginClear structures itself as the Clean Water Innovation Hub™ (“CWIB”) and intends to use its well-developed retail investor development capabilities to help bring potentially disruptive companies to market. For the foreseeable future, however, OriginClear intends to devote its entire capabilities to the success of its subsidiary, Water On Demand, Inc. (WODI).

In 2023, OriginClear combined three of its operating divisions into the single WODI subsidiary, in anticipation of a merger of such subsidiary with Fortune Rise Acquisition Corp (“FRLA”) a Special Purpose Acquisition Company. The definitive merger agreement between WODI and FRLA was announced on October 24, 2023: https://www.originclear.com/company-news/originclears-water-on-demand-and-fortune-rise-acquisition-corporation-announce-business-combination-to-create-nasdaq-listed-company.

WODI is composed of three operating units, Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development stage business.

●	PWT is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

●	MWS houses a worldwide, exclusive master license to the intellectual property of Daniel M. Early, consisting of five patents and related intellectual property, know-how and trade secrets (“Early IP”). In April 2023, OriginClear commissioned a valuation of the Early IP, which yielded a nominal value between $26,637,185 and $53,224,807. MWS features products differentiated by the Early IP and complemented with additional knowhow and trade secrets.

●	WOD is an incubation of the Company which intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate (“DBOO”).

Water Businesses

The Company develops and incubates businesses in its role as the Clean Water Innovation Hub™ (“CWIB”). The mission of CWIB in general, is to create valuable properties through an incubation process that results in the launching of valuable spinoffs that add value to the world’s water industry, among others.

Currently, OriginClear’s mission as the CWIB is the following:

1. Support the rollout of the WODI post-merger entity (by retaining name). OriginClear has proposed a post-merger management services contract with WODI, which over time will be phased out as WODI builds its own internal team and capabilities;

2. In particular, OriginClear is assisting WODI with its aggressive acquisitions plan, starting now and to be finalized post the SPAC merger (there is no assurance of success for the merger or for the planned acquisitions);

3. Initiate non-binding agreements for the acquisition of related businesses by WODI or the post-merger entity, which will depend on the outcome of the BCA process; and

4. For its own account, to accelerate new businesses that it may create (as it did with MWS in 2018 and with WOD in 2021), acquire (as it did with PWT in 2015) or partner with strategically. For this new phase, the Company may also engage in projects outside the water industry.

On April 2, 2024 OCLN announced a strategic partnership with entrepreneur Kevin Harrington, a co-founding board member of the Entrepreneur’s Organization, to bring critical global attention to OriginClear's crowdfunding campaign, now in a preview invitational stage.  https://www.originclear.com/company-news/original-shark-kevin-harrington-brings-his-star-power-to-originclear-crowdfunding-campaign.

Water On Demand

The Company is developing an outsourced water treatment business called Water On Demand (“WOD”), which it conducts through its subsidiary, Water on Demand, Inc. (“WODI”). The WOD model intends to offer private businesses water self-sustainability as a service, the ability to pay for water treatment and purification services on a per-gallon basis, with a percentage of net profits paid to investors and stakeholders. This is commonly known as Design-Build-Own-Operate or “DBOO”. The Company is currently evaluating pilot opportunities to enable outsourced water treatment as a managed service and that is paid by the gallon as an alternative to having to come up with significant up-front capital for in-house wastewater treatment. Recently, the Company announced agreements with water services company Enviromaintenance and utility network software provider Klir, to help develop a WOD commercial pilot in the Mobile Home Park sector.

WODI may build, maintain and service the water treatment systems it finances, but as these expand it intends to contract with regional water service companies to carry out these functions. On April 6, 2022, an agreement in principle was reached to work with the first of these intended contractors, Envirogen Technologies (www.envirogen.com), a 30-year international provider of environmental technology and process solutions (www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand). Future resources to build, maintain and service these financed systems may come from acquisitions; however, these are not actively being planned.

WODI delegates the building and operating of WOD-financed systems to regional water companies under performance contract, with the aim of developing a network of such partners. This is expected to enable rapid scale-up of the WOD program, and the partner network would create a high barrier to entry for competitors.

At the time of this filing, the WOD division of WODI has no staff or independent resources. WODI’s PWT and MWS divisions have a total of 32 employees. The Board of Directors of OriginClear serves as the Board for WODI, the CEO of OriginClear serves as CEO of WODI, and the CFO of OriginClear also serves as CFO of WODI. Under a management services arrangement, OCLN provides WODI with staffing and administrative resources in return for the funding for WODI’s prospective merger with FRLA and the making of certain special distributions.

On February 15, 2024, the Company and Fortune Rise Acquisition Corporation (Nasdaq: FRLA), a Special Purpose Acquisition Company (SPAC), announced the filing of a registration statement on Form S-4 with the SEC which includes a preliminary proxy statement and prospectus in connection with the proposed business combination with OCLN subsidiary Water On Demand (WODI), an investor-funded service offering decentralized water management solutions and technologies to businesses and communities, potentially without the burden of upfront capital expenditures. WODI is a subsidiary of OriginClear, Inc. (OTC Other: OCLN). https://www.originclear.com/company-news/originclears-water-on-demand-and-fortune-rise-acquisition-corporation-seek-to-combine-under-form-s-4-registration-statement.

On March 26, 2024, the Company announced the signing of a Memorandum of Understanding (MOU) between Modular Water Systems (MWS) and Enviromaintenance of Georgetown, TX to collaborate on its planned Water On Demand pilot program focusing on mobile home parks (MHP) in the Greater Central Texas Region. https://www.originclear.com/company-news/originclears-modular-water-systems-and-enviromaintenance-partner-for-water-on-demand-pilot-program

On April 9, 2024, the Company announced the selection of Klir, Inc. (www.klir.com) to support its planned Water On Demand pilot program focusing on mobile home parks (MHP) in the Greater Central Texas Region. https://www.originclear.com/company-news/modular-water-systems-and-klir-partner-for-water-on-demand-pilot-program.

Progressive Water Treatment Inc.

Progressive Water Treatment (“PWT”) is a Dallas-based designer, builder and service provider for a wide range of industrial water treatment applications. PWT aims to offer a complementary, end-to-end offering to serve growing corporate demand for outsourced water treatment.

PWT designs and manufactures a complete line of water treatment systems for municipal, industrial and pure water applications. Its uniqueness is its ability to gain an in-depth understanding of customer’s needs and then to design and build a turnkey water treatment system using multiple technologies to provide a complete solution for its customers.

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

Modular Water Systems

Modular Water Systems (“MWS”) offers a unique product line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. (Professional Engineer) heads the MWS division. On June 25, 2018, Dan Early granted the Company a worldwide, exclusive non-transferable license to the technology and knowhow behind MWS (See “Intellectual Property”). A ten-year renewal on May 20, 2020 added the right to sublicense and create manufacturing joint ventures.

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

On August 12, 2022, the Company announced the inaugural delivery and installation of its pre-engineered EveraBOX™ to implement a low-risk Liquid Ammonium Sulfate (LAS) disinfectant system for Pennsylvania’s Beaver Falls Municipal Water Authority (BFMA). Typical of MWS products, EveraBOX is manufactured using inexpensive, long-lasting High-Density Polyethylene (HDPE) or Polypropylene (PP) materials. These are also classified as Structural Reinforced Thermoplastic Pipe (SRTP). These materials have proven to be less affected by supply chain issues currently impacting metal and fiberglass construction.

On January 10, 2024, OCLN and Buda, Texas-based Plastic Welding and Fabrication, Ltd. (PWF) jointly announced a Memorandum of Understanding (MOU) for a strategic partnership between OriginClear’s subsidiary, Water On Demand, Inc. (“WODI”), and PWF. https://www.originclear.com/company-news/originclears-water-on-demand-in-strategic-partnership-with-the-intent-to-acquire-manufacturer-for-its-proprietary-modular-products.

PWF is already a key fabricator of highly durable, patent-based enclosures for Modular Water Systems (MWS), the technology division of WODI that designs and develops highly scalable systems for self-contained water treatment and transportation. The MOU enhances the strategic relationship and enables MWS to build its complete water systems right where the enclosures are manufactured, for maximum efficiency and speed.

Additionally, the parties signed a Letter of Intent (LOI) which provides a framework for negotiating a definitive agreement for WODI to acquire PWF and, if executed, would establish the first in-house manufacturing facility for WODI’s Modular Water Systems division. The acquisition is expected to be accretive. The parties caution that talks are in an early stage and may not succeed.

On March 26, 2024, OCLN announced the signing of a Memorandum of Understanding (MOU) between Modular Water Systems (MWS) and Enviromaintenance of Georgetown, TX to collaborate on sales of standardized systems in the Greater Central Texas Region, from Waco to San Antonio. Enviromaintenance (www.enviromaintenance.com) is a leading provider of large community scale-on-site wastewater treatment and disposal systems, with a significant market presence in the Mobile Home Park (MHP) industry in the greater Austin area. The company plans to recommend MWS’s fully integrated, modular wastewater treatment systems to MHPs, thereby providing mobile home park owners an affordable, reliable and efficient way to treat their wastewater. https://www.originclear.com/company-news/originclears-modular-water-systems-and-enviromaintenance-partner-for-water-on-demand-pilot-program.

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

In addition, Patent No. 8,372,274 relates to the use of vessels or containers made out of this material combined with a configuration of functional modules, or process, for general water treatment.

Patent Nos. 8,561,633 and 8,871,089 are currently expired, however the Company believes these may be reinstated. Patent No. 8,561,633 is a stormwater filtration patent that does not pertain to the MWS business model. Patent No. 8,871,089 is a Continuation-in-Part (CIP) on the original Patent No. 8,372,274. This original patent and Patent No. 9,217,244 are the basis for the current MWS business and therefore the status of the CIP is not considered material.

Other subsequent patents, which build upon the original claims, focus on more targeted applications. These patents outline a given combination of modules engineered inside the vessel to address a specific water treatment challenge.

PRODUCTS, TECHNOLOGY AND SERVICES

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

Product Portfolio

The Company groups its products into three main categories which fall under its separate business divisions:

●	Water Treatment: achieving high grade purification;

●	Water Conveyance: water transportation and pumping;

●	Advanced Technologies: commercialization of innovative technologies; and

●	Pay as you go financing for water treatment.

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

The Company designs and prefabricates an entire line of turnkey containerized units under the Modular Water Systems™ brand, that enable water conveyance, purification, recycling and wastewater management. The units are assembled at contract locations, typically where the high density polyurethane (HDPE) casings are molded.

These onsite modular products provide clients with water independence through ownership and operational control over water quality, enabling them to increase productivity while reducing environmental, health and safety risks from pollution, contamination and corrosion. A similar benefit is achieved with the Company's pump station products.

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

Customers

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

Growth Opportunities

Domestic versus International

The market opportunity for each of WOD, PWT and MWS is not limited to the United States. The US only represents 5% of the world’s population. In addition, a great deal of that population resides in undeveloped regions or regions with poor treatment systems. We believe implementing the Company’s decentralized technology and products throughout the world with joint ventures has the potential to have a significant effect on our revenue growth.

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

PWT in-house craftsmen complete the metal and plastic machining, welding and assembly of PWT’s systems.

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

MWS’s specialized manufacturing is currently outsourced to PWT and, increasingly, to contractors, typically the manufacturers of its proprietary HDPE enclosures. They provide substantial critical manufacturing support to MWS; this support takes the form of various sub assembly fabrication (membrane modules, equipment skids, MWS equipment buildings, etc.), and MWS’s integrated control panels. Heavy plastic (such as HDPE) and/or custom plastic manufacturing are provided by contract manufacturers in Roanoke, Virginia and in Ontario, Canada. Additional sub-contract manufacturing is available through fabricators in Hopkins, MO, Corsicana, TX, and Vernon Hills, IL.

The components such as pumps, membranes and instruments are acquired through MWS’s normal vendors.

The building blocks of all systems are metal reinforced or structural profile wall reinforced thermoplastic pipe (SRTP) available from one of over a half dozen pipe suppliers. Being pipes they are manufactured to be sold into high volume applications and are very economical for MWS’s high value applications. MWS purchases these plastic cylinders up to 11’ in diameter and are utilized as the vessel or housing part of the water treatment systems.

More efficient fabrication and assembly equipment are available at relatively little cost to expedite the fabrication time and improve the quality. Some of that equipment includes CNC waterjet, large diameter core drills, fusion welders and roto molders.

Advisory Support for OriginClear

In September 2020, OriginClear announced that PhilanthroInvestors® had entered a strategic agreement with OriginClear and had listed the Company on its new Water PhilanthroInvestors program. At the same time, OriginClear appointed PhilanthroInvestors Founder, Ivan Anz and CEO, Arte Maren to OriginClear’s Board of Advisors. Recently, Mr. Maren was replaced by Mr. Skye Dayton as CEO and will continue to serve PhilanthroInvestors in an advisory role.

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

New Role of the Company

The Company, in its role as the CWIB, seeks to create, incubate or accelerate businesses in the water industry, and potentially outside of it.

Having achieved a spinoff of its three major properties into a company that achieved a $32 million valuation at the time of the Business Combination of October 24, 2023, the Company now intends to achieve similar results with other companies, in which it may take an equity position in addition to charging management fees.

We believe that our main strength is in helping to capitalize such companies through retail corporate development activities; and to help them achieve commercial proof of concept and scale; and to assist with mergers and acquisitions.

The Company cautions that suitable candidates for this new role may not be identified and even if identified, may not become partners or achieve commercial successes. The Company's focus for the foreseeable future remains the financing, development and support of its WODI subsidiary.

Employees

As of the date of this filing, the Company had 32 full-time employees.

Intellectual Property

With the spinoff of Water On Demand Inc and its operating divisions, the Company holds no patents directly, but indirectly has access to the licensed patents through MWS. The licensed intellectual property consists of five issued US patents, and design software, CAD, marketing, design and specification documents.

On May 10, 2021, the Company announced that it filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. The application status is provisional.

The ORIGINCLEAR trademark application has newly registered as US Trademark Registration 7,296,730 issued on February 6, 2024. The ORIGINCLEAR logo trademark application has registered as US Trademark Registration 7,296,731 issued on February 6, 2024.

Other trademarks in process of registration include:

Trademarks: $H2O, WATERPRENEUR, CLEARAQUA, THE WATER COIN FOR THE WORLD, WATER - THE BLUE GOLD, THE CLEAN WATER INNOVATION HUB.

The Company relies and expects to continue to rely on a combination of confidentiality agreements with its employees, consultants, and third parties with whom it has relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

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

We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2023, and 2022, we had working capital (deficit) of $(32,249,892) and $(14,245,179), respectively, and shareholders’ (deficit) of $(39,263,958) and $(26,016,787), respectively. For the years ended December 31, 2023 and 2022, we incurred net loss of $(11,625,783) and $(10,790,721), respectively. During the year ended December 31, 2023, we had a loss from operations of $5,401,560. As of December 31, 2023, we had an aggregate accumulated deficit of $119,216,735. We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future sales.

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

As of December 31, 2023, we had outstanding convertible promissory notes in the aggregate amount of $2,617,691. All such debt is payable within the following thirty-six months and is convertible at a significant discount to our market price of stock. Our level of indebtedness and insufficient cash on hand increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of the indebtedness. Our indebtedness, combined with other financial obligations and contractual commitments, could:

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

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; excluded from the definition on the basis of price (at least US $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Securities and Exchange Commission (“SEC”). Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” As our common stock is considered to be “penny stock,” trading in our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

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

On or around March 5, 2024, Progressive Water Treatment, Inc. was named as a defendant in a case filed by Process Solutions, Inc (“PSI”). The case was filed in the Court of Common Pleas in Hamilton County, Ohio. The complaint alleges that PWT breached a contract with PSI and alleges damages of $143,674.82 plus attorneys fees. PWT has removed the case to federal court, denies the claims in the complaint and intends to enforce a binding arbitration provision between the parties and to bring counter claims against PSI for failing to pay PWT for services rendered.

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

Holders

As of April 17, 2024, we had approximately 564 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2023 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2023, as disclosed in the Notes to the financial statements included in this report.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Presentation of Financial Statements - Discontinued Operations

In accordance with ASC 205-20, a disposal of a component or a group of components should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when a component of or group of components meets the initial criteria for classification of held for sale to be classified as held for sale.

Since the proposed business combination of WODI with FRLA meets all the initial criteria for classification of held for sale, the assets, liabilities and operating results of WODI have been classified as held-for-sale in the periods ending December 31, 2023 and financial statements of the prior year ending in December 31, 2022 have been adjusted to reflect comparable. (See Note 3).

The following discussion relates to the Company’s comparative analysis of the continuing operations only for the years ended December 31, 2023 and December 31, 2022.

Results of Continuing Operations for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31, 2023	December 31, 2022
Revenue	$26,292	$26,292
Cost of Goods Sold	-	-
Operating Expenses, Depreciation and Amortization	5,427,852	5,978,415

Loss from Continuing Operations before Other Income (Expense)	(5,401,560)	(5,952,123)

Other Income (Expense)	8,707,253	(4,514,272)

Net Income (Loss) from continuing operations	$(11,625,783)	$(10,790,721)

Revenue and Cost of Sales

Revenue for the year ended December 31, 2023 and 2022 was $26,292 and $26,292, respectively. There was no cost of sales for the year ended December 31, 2023 and 2022, respectively.

Operating Expenses

Selling and Marketing Expenses

Selling and Marketing (“S&M”) expenses for the years ended December 31, 2023 and 2022, were $2,382,753 and $2,618,083, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in marketing and investor relations expense.

General Administrative Expenses

General administrative (“G&A”) expenses for the years ended December 31, 2023 and 2022, were $3,018,782 and $3,215,934, respectively. General and administrative expenses decreased primarily due to a decrease in non-cash outside services expense.

Depreciation Expense

Depreciation expense for the years ended December 31, 2023 and 2022, were $26,317 and $30,398, respectively.

Other Income and Expenses

Other income and (expenses) increased by $13,221,525 to $8,707,253 for the year ended December 31, 2023, compared to $(4,514,272) for the year ended December 31, 2022. The increase was predominantly the result of an increase in gain on redemption of common stock in the amount of $7,499,390, an increase in the fair value of the derivatives in the amount of $4,888,920, a gain on write off of loans payable in the amount of $143,064, unrealized gain on investment securities in the amount of $196,836, settlement for non-conversion of common stock in the amount of $13,500, gain on conversion of preferred in the amount of $434,380, and interest expense of $95,435, with a decrease in impairment of receivable in the amount of $50,000.

Net Income (Loss)

Our net loss increased by $835,062 to $(11,625,783) for the year ended December 31, 2023, compared to net loss of $(10,790,721) for the year ended December 31, 2022. The majority of the increase in net loss was due primarily to an increase in other income and expenses and net change in derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. During the year ended December 31, 2023, total cash used in operations was $5,513,658. As of December 31, 2023, we had a working capital deficit of $32,249,892 and a shareholders’ deficit of $39,263,958. These factors, among others raise substantial doubt about our ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2023 expressed substantial doubt about our ability to continue as a going concern. The ability of us to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. We have obtained funds from investors in the year ended December 31, 2023, and have standing purchase orders and open invoices with customers and we are pursuing various financing alternatives to fund the Company’s operations so it can continue as a going concern in the medium to long term. Management believes this funding will continue from our current investors and new investors. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company. Management believes the existing shareholders, the prospective new investors and current and future revenue will provide the additional cash needed to meet our obligations as they become due and will allow the development of our core business operations.

At December 31, 2023 and December 31, 2022, we had cash of $114,640 and $790,697, respectively, and working capital deficit of $32,249,892 and $14,245,179, respectively. The increase in working capital deficit was due primarily to an increase in convertible promissory notes.

During the year ended December 31, 2023, we raised a net aggregate of $610,450 in offerings of preferred stock and $6,923,000 in convertible secured promissory notes. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue, however, there cannot be any assurance that we will be able to raise additional capital from financings.

Net cash used in operating activities was $(5,513,658) for the year ended December 31, 2023, compared to $(4,648,365) for the year ended December 31, 2022. The increase in cash used in operating activities was due primarily to an increase in accrued expenses.

Net cash flows (used in) investing activities for the year ended December 31, 2023 and 2022 were $(3,746,985) and $(1,158,904), respectively. The net decrease in cash used in investing activities was primarily due to an increase in purchase of SPAC notes payable.

Net cash flows provided by financing activities was $8,394,659 for the year ended December 31, 2023, as compared to $6,455,662 for the prior year ended December 31, 2022. The increase in cash provided by financing activities was primarily due to proceeds from secured promissory notes.

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

Based on that evaluation and due to the lack of segregation of duties due to small Company staff size, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. To address the deficiency, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management identified control deficiencies regarding the lack of segregation of duties due to small staff size and the need for a stronger internal control environment. The small size of the Company’s staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. The Company added additional resources and internal controls to help mitigate the above deficiency.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLORES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	72	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Prasad Tare	49	Chief Financial Officer

Tom Marchesello	54	Chief Operating Officer

Anthony Fidaleo	65	Director

Jean-Louis Kindler	61	Director

Byron Elton	69	Director

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

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2023, as well as acted by unanimous written consent. All Board members were present at all of the meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer for the years ended 2023 and 2022:

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry,	2023	370,000	50,000	-	-	-	-	3,000	423,000
Chairman of the Board, Secretary & Treasurer, President and CEO	2022	360,000	-	-	-	-	-	3,000	363,000

Prasad Tare, (1)	2023	180,000	18,750	-	-	-	-	3,000	201,750
Chief Financial Officer	2022	180,000	10,000	-	-	-	-	3,000	193,000

Tom Marchesello,	2023	150,000	-	-	-	-	-	-	150,000
Chief Operating Officer	2022	150,000	-	-	-	-	-	-	150,000

Outstanding Equity Awards at 2023 Fiscal Year-End

There were no stock options outstanding as of December 31, 2023.

Employment Agreements

We currently do not have an employment agreement with our Chief Executive Officer, Mr. Eckelberry, who was paid an annual salary of $360,000, increased to $420,000 as of November 1, 2023. Bonus payments, if any, are determined by the Board of Directors. For the year ended 2023, our Chief Executive Officer received a bonus in the amount of $50,000. We currently do not have an employment agreement with our Chief Financial Officer, Mr. Tare who is paid an annual salary of $180,000. For the year ended 2023, our Chief Financial Officer received a bonus in the amount of $18,750. We currently do not have an employment agreement with our Chief Operating Officer, Mr. Marchesello, who is paid an annual salary of $150,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 17, 2024, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 1,517,699,125 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President (2)	4,657,515	*

Prasad Tare, Chief Financial Officer	1,903,439	*

Tom Marchesello, Chief Operating Officer	4,540,662	*

Anthony Fidaleo, Director	168	*

Byron Elton, Director	166	*

Jean-Louis Kindler, Director	1	*

Directors and executive officers as a group (5 persons)	11,101,951	*

Ronald Von Soosten	101,700,224	6.8%

Marc Stevens	107,988,978	7.2%

Stephen St Angelo	77,943,662	5.2%

*	Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 13575 58th Street North, Suite 200, Clearwater, FL 33760.

(2)	Mr. Eckelberry also owns all the 1,000 outstanding shares of our Series C preferred stock which entitles Mr. Eckelberry to 51% of the total voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

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

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Item 11 under “Executive Compensation”, since January 1, 2020, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered, including services rendered for Company subsidiaries, in 2023 and 2022. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. We engaged M&K as our independent registered public accounting firm on September 30, 2019.

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2023 – M&K CPAS, PLLC	$113,250	$-	$-	$-
2022 – M&K CPAS, PLLC	$98,550	$-	$-	$-

Audit-Related Fees

We did not incur assurance and audit-related fees during 2023 and 2022, to M&K CPAS, as applicable, nor in connection with the audit of our financial statements for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters except for fees incurred relating to Company’s regulation A offering included in Audit Fees above.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2023 and 2022, respectively.

All Other Fees

There were no fees billed to us by M&K CPAS, as applicable, for services rendered to us during the fiscal years ended December 31, 2023 and 2022, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Certificate of Designation of Series A Preferred Stock (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (18)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (19)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (19)
3.22	Certificate of Designation of Series G Preferred Stock (20)
3.23	Certificate of Designation of Series I Preferred Stock (21)
3.24	Certificate of Designation of Series J Preferred Stock (21)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (29)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019 (22)
3.27	Certificate of Designations of Series K Preferred Stock (23)
3.28	Certificate of Designations of Series L Preferred Stock (23)
3.29	Amended and Restated Certificate of Designations of Series M Preferred Stock (24)
3.30	Certificate of Designations of Series O Preferred Stock (25)
3.31	Certificate of Designations of Series P Preferred Stock (25)
3.32	Certificate of Designation of Series Q Preferred Stock (26)
3.33	Certificate of Designation of Series R Preferred Stock (27)
3.34	Certificate of Designation of Series S Preferred Stock (28)
3.35	Certificate of Designation of Series T Preferred Stock (14)
3.36	Certificate of Designation of Series U Preferred Stock (15)
3.37	Fourth Amended and Restated Certificate of Designation of Series V Preferred Stock (30)
3.38	Certificate of Designation of Series W Preferred Stock (16)
3.39	Certificate of Amendment to Articles of Incorporation (29)
3.40	Certificate of Designation of Series X Preferred Stock (31)
3.41	Certificate of Designation of Series Y Preferred Stock (32)
3.42	Certificate of Designation of Series Z Preferred Stock (33)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act*
21.1	Subsidiaries of the Registrant*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2015.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 filed with the SEC on August 15, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2017.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2017.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2017.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2021.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2021.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the Fiscal Year ended December 31, 2017 filed with the SEC on April 17, 2018.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018 and filed with the SEC on August 14, 2018.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2019.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 filed with the SEC on August 19, 2019.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 filed with the SEC on July 6, 2020.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2020.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020 filed with the SEC on November 23, 2020.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2021.
(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2018 filed with the SEC on April 25, 2019.
(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2021.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2022 filed with the SEC on April 7, 2022.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022.

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

Date: April 18, 2024	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director and Chief Executive Officer

Date: April 18, 2024	By:	/s/ Prasad Tare
Prasad Tare
Chief Financial Officer

Date: April 18, 2024	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: April 18, 2024	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: April 18, 2024	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

The Woodlands, TX

April 18, 2024

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS

CURRENT ASSETS
Cash	$114,640	$790,697
Fair value investment in securities	36,166	27,125
Prepaid expenses	-	25,000
Current assets held-for-sale	2,338,798	4,522,731

TOTAL CURRENT ASSETS	2,489,604	5,365,553

Net property and equipment	143,366	169,683
Net property and equipment held-for-sale	3,370	7,386

NET PROPERTY AND EQUIPMENT	146,736	177,069

OTHER ASSETS
Long term assets held for sale	-	400,000
Receivable on sale of asset	99,000	-
Fair value investment-securities	3,200	2,400
Trademark	4,467	4,467
Non-current assets held for sale	400,000	400,000

TOTAL OTHER ASSETS	506,667	806,867

TOTAL ASSETS	$3,143,007	$6,349,489

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and other payable	$647,483	$791,157
Accrued expenses	1,774,513	1,591,386
Cumulative preferred stock dividends payable	523,403	415,597
Customer deposit	2,950	2,950
Secured Loans payable	30,646	30,646
Loan payable, SBA	147,217	149,790
Derivative liabilities	7,742,759	9,578,904
Series F 8% Preferred Stock, 60 and 60 shares issued and outstanding, respectively, redeemable value of $60,000 and $60,000 respectively	60,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series K 8% Preferred Stock, 307.15 and 407.15 shares issued and outstanding, respectively, redeemable value of $307,150 and $407,150, respectively	307,150	407,150
Convertible secured promissory notes (Note 5)
Convertible promissory notes, net of discount of $0 and $0, respectively (Note 5)	2,472,944	1,037,983
Current liabilities held-for-sale	20,980,431	5,495,169

Total Current Liabilities	34,739,496	19,610,732

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	144,747	1,888,772

Total Long Term Liabilities	144,747	1,888,772

Total Liabilities	34,884,243	21,499,504

COMMITMENTS AND CONTINGENCIES (See Note 13)

Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively, redeemable value of $210,000 and $210,000, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320,495 and 320,495 shares issued and outstanding, respectively, redeemable value of $320,495 and $320,495, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 190 and 230 shares issued and outstanding, respectively, redeemable value of $190,000 and $230,000, respectively	190,000	230,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding, respectively, redeemable value of $30,000 and $30,000, respectively	30,000	30,000
Series Q 12% Convertible Preferred Stock, 420 and 615 shares issued and outstanding, respectively, redeemable value of $420,000 and $615,000, respectively	420,000	615,000
Series R 12% Convertible Preferred Stock, 1,608 and 2,828 shares issued and outstanding, respectively, redeemable value of $1,608,000 and $2,828,000, respectively	1,608,000	2,828,000
Series S 12% Convertible Preferred Stock, 120 and 170 shares issued and outstanding, respectively, redeemable value of $120,000 and $170,000, respectively	120,000	170,000
Series U Convertible Preferred Stock, 270 and 385 shares issued and outstanding, respectively, redeemable value of $270,000 and $385,000, respectively	270,000	385,000
Series W 12% Convertible Preferred Stock, 886.5 and 819.5 shares issued and outstanding, respectively, redeemable value of $886,500 and $819,500, respectively	886,500	819,500
Series X Convertible Preferred Stock, 0 and 250 shares issued and outstanding, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
Series Y Convertible Preferred Stock, 24.6 and 37.51 shares issued and outstanding, respectively, redeemable value of $2,460,227 and $3,751,277, respectively	2,460,227	3,751,277
Series Z Convertible Preferred Stock, 0 and 250 shares issued and outstanding, respectively, redeemable value of $0 and $250,000, respectively	-	250,000
	7,522,722	10,866,772

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized
1,000 and 1,000 shares of Series C issued and outstanding, respectively	-	-
31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Subscription payable for purchase of equipment	100,000	100,000
Preferred treasury stock,1,000 and 1,000 shares outstanding, respectively	-	-
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 1,399,782,046 and 1,013,369,185 equity shares issued and outstanding, respectively	139,978	101,337
Additional paid in capital - Common stock	81,949,274	82,745,503
Noncontrolling Interest	(2,239,493)	-
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(119,216,735)	(108,966,645)

TOTAL SHAREHOLDERS’ DEFICIT	(39,263,958)	(26,016,787)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,143,007	$6,349,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Twelve Months Ended
	December 31, 2023	December 31, 2022

Sales	$26,292	$26,292

Cost of Goods Sold	-	-

Gross Profit	26,292	26,292

Operating Expenses
Selling and marketing expenses	2,382,753	2,618,083
General and administrative expenses	3,018,782	3,215,934
Impairment of asset for sale	-	114,000
Depreciation and amortization expense	26,317	30,398

Total Operating Expenses	5,427,852	5,978,415

Loss from Operations	(5,401,560)	(5,952,123)

OTHER INCOME (EXPENSE)
Impairment of receivable from SPAC	(50,000)	-
Gain on write off of loans payable	218,064	75,000
Unrealized gain (loss) on investment securities	9,842	(186,994)
Gain (Loss) on conversion of preferred stock	-	(434,380)
Cash settlement for non-conversion of common stock	-	(13,500)
Gain (Loss) on redemption of common stock	7,499,390	-
Gain (Loss) on net change in derivative liability and conversion of debt	1,836,145	(3,052,775)
Interest and dividend expense	(806,188)	(901,623)

TOTAL OTHER (EXPENSE) INCOME	8,707,253	(4,514,272)

Net income (loss) from continued operations	3,305,693	(10,466,395)

Net loss from assets held-for-sale	(14,931,476)	(324,326)

NET LOSS	$(11,625,783)	$(10,790,721)

Basic and fully diluted earnings per share from continuing operations	$0.00	$(0.02)
Basic and fully diluted (loss) earnings per share from assets held-for-sale	$(0.01)	$(0.02)
BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,285,642,179	679,049,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	TWELVE MONTHS ENDED DECEMBER 31, 2022
								Accumulated
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total
Balance at December 31, 2021	33,038,213	$3,304	$10,183,092	306,883,932	$30,688	$75,720,147	$100,000	$(132)	$-	$(98,175,924)	$(22,321,917)

Common stock issuance for conversion of debt and accrued interest	-	-	-	39,900,514	3,990	266,556	-	-	-	-	270,546

Common stock issued at fair value for services	-	-	-	63,201,050	6,320	1,427,508	-	-	-	-	1,433,828

Common stock issued for conversion of Series E Preferred stock	(1,537,213)	(154)	-	76,865	7	147	-	-	-	-	-

Common stock issued for conversion of Series J Preferred stock	-	-	(5,000)	512,737	51	4,949	-	-	-	-	5,000

Common stock issued for conversion of Series L Preferred stock	-	-	(284,080)	25,145,849	2,515	281,565	-	-	-	-	284,080

Common stock issued for conversion of Series O Preferred stock	-	-	(385,000)	40,646,122	4,065	380,935	-	-	-	-	385,000

Common stock issued for conversion of Series P Preferred stock	-	-	(27,500)	3,527,317	353	27,147	-	-	-	-	27,500

Common stock issued for conversion of Series Q Preferred stock	-	-	(100,000)	12,642,226	1,264	98,736	-	-	-	-	100,000

Common stock issued for conversion of Series R Preferred stock	-	-	(604,267)	44,494,096	4,449	599,818	-	-	-	-	604,267

Common stock issued for conversion of Series T Preferred stock	-	-	(630,000)	86,281,921	8,628	621,372	-	-	-	-	630,000

Common stock issued for conversion of Series U Preferred stock	-	-	(681,500)	36,497,792	3,650	677,850	-	-	-	-	681,500

Common stock issued for conversion of Series W Preferred stock	-	-	(245,000)	21,489,284	2,149	242,851	-	-	-	-	245,000

Common stock issued for conversion of Series Y Preferred stock	-	-	(2,000,000)	150,578,177	15,058	1,984,942	-	-	-	-	2,000,000

Common stock issued for Series O Preferred stock dividends	-	-	-	1,256,639	126	(126)	-	-	-	-	-

Common stock issued for make good shares for Series P Preferred stock	-	-	-	518,232	52	(52)	-	-	-	-	-

Common stock issued for make good shares for Series R Preferred stock	-	-	-	1,041,662	104	(104)	-	-	-	-	-

Common stock issued for conversion settlement	-	-	-	179,090,390	17,909	(17,909)	-	-	-	-	-

Common stock returned from non conversion	-	-	(5,250)	(409,518)	(41)	(5,209)	-	-	-	-	(5,250)

Common stock forfeited	-	-	-	(6,102)	-	-	-	-	-	-	-

Issuance of Series Y Preferred stock through a private placement	-	-	4,881,277	-	-	-	-	-	-	-	-

Issuance of Series Z Preferred stock through a private placement	-	-	250,000	-	-	-	-	-	-	-	-

Exchange of Series F Preferred stock for Series Q Preferred stock	-	-	200,000	-	-	-	-	-	-	-	-

Exchange of Series I Preferred stock for Series W Preferred stock	-	-	210,000	-	-	-	-	-	-	-	-

Exchange of Series K Preferred stock for Series W Preferred stock	-	-	110,000	-	-	-	-	-	-	-	-

Loss on conversion of Preferred stock	-	-	-	-	-	434,380	-	-	-	-	434,380

Net Loss	-	-	-	-	-	-	-	-	-	(10,790,721)	(10,790,721)

Balance at December 31, 2022	31,501,000	$3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$-	$(108,966,645)	$(26,016,787)

	TWELVE MONTHS ENDED DECEMBER 31, 2023
						Additional		Other
	Preferred stock		Mezzanine	Common stock		Paid-in-	Subscription	Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total

Balance at December 31, 2022	31,501,000	$3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$-	$(108,966,645)	$(26,016,787)
Rounding					(2)	2					1
Common stock issued for cash per equity financing agreement	-	-	-	20,492,456	2,050	139,323	-	-	-	-	141,373

Common stock issued upon conversion of convertible promissory note	-	-	-	55,788,402	5,579	161,786	-	-	-	-	167,365

Common stock issued at fair value for services	-	-	-	80,519,927	8,052	774,553	-	-	-	-	782,605

Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	-	40,000

Common stock issued for conversion of Series Q Preferred stock	-	-	(195,000)	50,340,392	5,034	189,966	-	-	-	-	195,000

Common stock issued for conversion of Series R Preferred stock	-	-	(1,120,000)	250,786,688	25,079	1,094,921	-	-	-	-	1,120,000

Common stock issued for conversion of Series S Preferred stock	-	-	(50,000)	8,864,250	886	49,114	-	-	-	-	50,000

Common stock issued for conversion of Series U Preferred stock	-	-	(115,000)	19,051,616	1,905	113,095	-	-	-	-	115,000

Common stock issued for conversion of Series W Preferred stock	-	-	(33,000)	7,559,934	756	32,244	-	-	-	-	33,000

Common stock issued for conversion of Series Y Preferred stock	-	-	(1,901,500)	358,587,063	35,859	1,865,641	-	-	-	-	1,901,500

Common stock issued for conversion of Series Z Preferred stock	-	-	(250,000)	61,728,395	6,173	243,827	-	-	-	-	250,000

Common stock issued for Series O Preferred stock dividends	-	-	-	869,449	87	(87)	-	-	-	-	-

Common stock issued for conversion of settlement agreements	-	-	-	306,434,197	30,644	(30,644)	-	-	-	-	-

Common stock issued for alternative vesting	-	-	-	11,584,932	1,158	119,382	-	-	-	-	120,540

Redemption of common stock for note purchase agreements	-	-	-	(853,916,848)	(85,391)	(7,413,999)	-	-	-	-	(7,499,390)

Issuance of Series A and B Preferred stock granted to Series Y investors at fair value	-	-	-	-	-	1,423,341	-	-	(846,723)	-	576,618

Issuance of common shares for Reg A for cash	-	-	-	-	-	77,078	-	-	(17,078)	-	60,000

Issuance of Series Y Preferred stock through a private placement	-	-	635,450	-	-	-	-	-	-	-	-

Exchange of Series K Preferred stock for Series W Preferred stock	-	-	100,000	-	-	-		-	-	-	-

Exchange of Series R Preferred stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-	-

Exchange of Series X Preferred stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-	-

Return of investment for Series Y Preferred stock	-	-	(25,000)	-	-	-	-	-	-	-	-

Issuance of warrants	-	-	-	-	-	325,000	-	-	-	-	325,000
											-
Net Loss	-	-	-	-	-	-	-	-	(1,375,692)	(10,250,090)	(11,625,783)

Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)

The accompany notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Twelve Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) from continuing operations	$3,305,693	$(10,466,395)
Net loss related to assets held-for-sale	(14,931,476)	(324,326)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	30,333	39,959
Common and preferred stock issued for services	782,605	1,433,828
Change in fair value of derivative liability	(1,836,145)	3,052,775
Shares issued for services, related party	120,540	-
Preferred stock incentive compensation expense	576,618	-
Debt discount recognized as interest expense	59,900	3,743
Net unrealized (gain) loss on fair value of securities	(9,842)	186,993
Impairment of assets held for sale	-	114,000
Impairment of receivable from SPAC	4,029,985	737,267
Conversion and settlement value loss on WODI	609,199	-
(Gain) Loss on conversion of preferred stock	-	434,380
Gain on write off of payable	(218,064)	(50,000)
Change in Assets (Increase) Decrease in:
Contracts receivable	969,619	(328,156)
Contract asset	1,024,389	(1,100,559)
Inventory asset	-	2,850
Prepaid expenses and other assets	25,000	(11,889)

Change in Liabilities Increase (Decrease) in:
Accounts payable	(1,784,052)	2,350,309
Accrued expenses	1,320,131	215,744
Contract liabilities	413,909	(954,488)
Tax liability 83(b)	(2,000)	15,600

NET CASH USED IN OPERATING ACTIVITIES	(5,513,658)	(4,648,365)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of Class B Common Shares in SPAC	-	(400,000)
Purchase of SPAC notes payable	(4,029,985)	(737,267)
Payments received on long term asset	301,000	-
Purchase of fixed assets	(18,000)	(21,637)

NET CASH USED IN INVESTING ACTIVITIES	(3,746,985)	(1,158,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	-	(7,985)
Payments on loan payable, SBA	(2,573)	-
Proceeds from Line of credit	345,875	-
Payments on Line of credit	(167,067)	-
Proceeds from loans, merchant cash advance	90,000	-
Payments on loans, merchant cash advance	(39,205)	-
Equity financing purchase agreement	141,373	-
Net payments on cumulative preferred stock dividends and distributions	107,806	58,870
Convertible secured promissory notes	6,923,000	1,347,500
Common stock issued for Reg A for cash	60,000	-
Proceeds from issuance of warrants	325,000	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	610,450	5,057,277

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,394,659	6,455,662

NET (DECREASE) INCREASE IN CASH	(865,984)	648,393

CASH BEGINNING OF PERIOD	1,354,814	706,421

CASH END OF PERIOD	488,830	$1,354,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$-	$951,531
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$167,365	$270,546
Issuance of Series O dividends	$87	$126
Preferred stock converted to common stock - mezzanine	$3,704,500	$4,962,347
Exchange of Series R preferred stock for WODI secured convertible note	$100,000	$-
Exchange of Series X preferred stock for WODI secured convertible note	$250,000	$-
Exchange from mezzanine to liability	$-	$520,000
Common stock issued as settlement	$30,644	$17,909
Conversion of preferred stock to common stock	$-	$154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - AUDITED

DECEMBER 31, 2023 AND 2022

1.	ORGANIZATION AND LINE OF BUSINESS

Organization

OriginClear, Inc. (the “Company”) was incorporated in the state of Nevada on June 1, 2007. The Company, which was then based in Los Angeles, California, began operations on June 1, 2007. The Company began its planned principal operations in December 2010, at which time it exited the development stage.

In December 2014, the Company formed a wholly owned subsidiary, OriginClear Technologies Limited (OCT), formerly OriginClear (HK) Limited in Hong Kong, China. The Company granted OCT a master license for the People’s Republic of China. In turn, OCT was expected to license regional joint ventures for water treatment. On January 22, 2020 the Company entered into a strategic partnership with Permionics Separations Solutions, Inc., a unit of India’s Permionics Group (“Permionics”) for the Asia-Pacific Region and terminated all activities of OCT in Hong Kong, China, working instead with Permionics when applicable. As of December 31, 2023, OCT has limited assets and no current operations.

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

On May 10, 2021, the Company announced that it had filed “System And Method For Water Treatment Incentive”, a patent application for using blockchain technology and non-fungible tokens (NFT) to simplify the distribution of payments on outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. On May 16, 2021, the Company applied for a registered trademark for the mark $H2O as the blockchain system representing this activity. As of December 31, 2023, there is no plan to actively develop a blockchain-based asset. The Company is aware of a high level of regulatory oversight in this area, and if implementation of $H20 is delayed or terminated altogether by reason of regulatory issues, it will employ traditional payment systems.

In November 2021, additional Water on Demand (WOD) subsidiaries - Water On Demand #2, Inc. (“WOD #2”), Water On Demand #3, Inc. (“WOD #3”), Water On Demand #4, Inc. (“WOD #4”) were separately created to permit optional segmenting of capital pools according to strategic partnerships. The Company has now simplified this structure by placing all funds in WOD #1 and tracking the partnerships within that company. As they are subject to a security guaranty by the Company, the WOD Subsidiaries, and the capital raised for them through the Company’s Series Y offering, shall continue to be held by the Company and made available for use by WODI, to be deployed, subject to a planned management contract.

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

In a meeting on April 10, 2023, FRLA shareholders agreed to a final extension of the period of time it has to consummate its initial business combination by an additional six months from May 5, 2023 to November 5, 2023.

On September 21, 2023, WODI entered into a merger agreement with PWT whereby WODI was merged with PWT. The merger of these entities was completed to create better enterprise value for a potential merger opportunity with FRLA. In connection with the merger with WODI, PWT changed its name to Water on Demand, Inc.

On September 28, 2023, the Letter of Intent (“LOI”) executed on January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition.  Under the amended LOI, FRLA proposed to acquire all the outstanding securities of the new combined WODI/PWT entity, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

On October 24, 2023 FRLA and WODI entered into a definitive business combination agreement (the “BCA”). The transaction represents a pro forma equity valuation of approximately $72 million of the Combined Company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders.

On October 25, 2023, at the Special Meeting, FRLA shareholders approved a proposal to extend the period of time FRLA has to consummate its initial business combination by an additional one year from November 5, 2023 to November 5, 2024, by up to twelve one-month extensions, subject to certain conditions.

On February 14, 2024, WODI and Fortune Rise Acquisition Corporation (Nasdaq: FRLA), filed a registration statement on Form S-4 with the SEC which includes a preliminary proxy statement and prospectus in connection with the proposed business combination with WODI.

Line of Business

OriginClear was founded as OriginOil® in 2007 and began trading on the OTC in 2008. In 2015, it was renamed as OriginClear® to reflect its new mission to develop breakthrough businesses in the industrial water sector. Today, OriginClear structures itself as the Clean Water Innovation Hub™ and intends to use its well-developed retail investor development capabilities to help bring potentially disruptive companies to market. For the foreseeable future, however, OriginClear intends to devote its entire capabilities to the success of its subsidiary, Water On Demand, Inc. (WODI).

In 2023, OriginClear combined three of its operating divisions into the single WODI subsidiary, in anticipation of a merger of such subsidiary with Fortune Rise Acquisition Corp (“FRLA”) a Special Purpose Acquisition Company. The definitive merger agreement between WODI and FRLA was announced on October 24, 2023: https://www.originclear.com/company-news/originclears-water-on-demand-and-fortune-rise-acquisition-corporation-announce-business-combination-to-create-nasdaq-listed-company.

WODI is composed of three operating units, Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development stage business.

●	PWT is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

●	MWS houses a worldwide, exclusive master license to the intellectual property of Daniel M. Early, consisting of five patents and related intellectual property, know-how and trade secrets (“Early IP”). In April 2023, OriginClear commissioned a valuation of the Early IP. MWS, features products differentiated by the Early IP and complemented with additional knowhow and trade secrets.

●	WOD is an incubation of the Company which intends to offer private businesses water self-sustainability as a service - the ability to pay for water treatment and purification services on a per-gallon basis. This is commonly known as Design-Build-Own-Operate (“DBOO”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2023 expressed substantial doubt about our ability to continue as a going concern.

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the year ended December 31, 2023, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company generated revenue of $26,292 and its operating divisions have standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its subsidiaries Water On Demand, Inc. (‘WODI’), (which consists of operating divisions Progressive Water Treatment, Modular Water Systems and Water On Demand), Water On Demand #1, Inc., and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Company (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2023, there was no cash balance in excess of the FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the years ended December 31, 2023 and 2022, respectively, as the inclusion of any potential shares in the year ended December 31, 2023, would have had an anti-dilutive effect due to the Company generating a loss.

Loss per share

	For the Years Ended
	2023	2022
Income (Loss) to common shareholders (Numerator) – continuing operations	$3,305,693	$(10,466,395)
Loss to common shareholders (Numerator) – related to assets held-for sale	$(14,931,476)	(324,326)

Basic and diluted weighted average number of common shares outstanding (Denominator)	1,285,642,179	679,049,314

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
December 31, 2023
Warrant shares	64,802,589
Convertible debt shares	95,671,040	1,227,427,097
Preferred shares	31,500,000

December 31, 2022
Warrant shares	94,973,989
Convertible debt shares	1,416,717	886,911,604
Preferred shares	31,500,000

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $379,335 and $17,315 as of December 31, 2023 and 2022, respectively. The net contract receivable balance was $1,509,504 and $2,479,123 at December 31, 2023 and 2022, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2023 and 2022, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $0 and $25,000 at December 31, 2023 and December 31, 2022, respectively.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. The advertising costs were $201,323 and $206,285 for the years ended December 31, 2023 and 2022, respectively.

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

Estimated Life
Machinery and equipment	5–10 years
Furniture, fixtures and computer equipment	5–7 years
Vehicles	3–5 years
Leasehold improvements	2–5 years

	December 31,
	2023	2022
Machinery and Equipment	$383,569	$383,569
Computer Equipment	66,493	66,493
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	607,012	607,012
Less accumulated depreciation	(460,276)	(429,943)
Net Property and Equipment	$146,736	$177,069

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

Depreciation expense during the year ended December 31, 2023 and 2022, was $26,317 and $30,398, respectively.

Other Assets

Assets Held for Sale – Continuing Operations

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

The real property was listed for sale beginning in July 2021. However, based on indicators of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the asset for sale from $630,000 to $514,000 and recorded an impairment of $116,000 in the consolidated financial statements.

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

In January 2023, the Company accepted the offer and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were; $235,000 initial payment and the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining amount on the consolidated financial statements as of June 30, 2023. Between July 1, 2023 through December 31, 2023, the Company received additional payments totaling $70,572. As of December 31, 2023, the balance of the receivable was $99,000 which is reflected on the consolidated financial statements.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2023, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2023 and 2022.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2023	$39,367	$39,367	$-	$-
Investment at fair value-securities, December 31, 2022	$29,525	$29,525	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2023	$7,742,759	$-	$-	$7,742,759
Derivative Liability, December 31, 2022	$9,578,904	$-	$-	$9,578,904

The derivative liabilities consist of $7,416,706 for convertible notes outstanding and $326,218 for warrants outstanding for an aggregate of $7,742,924.

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2023	$9,578,904
Net loss on conversion of debt and change in derivative liabilities	(1,836,145)
Balance as of December 31, 2023	$7,742,759

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2023	12/31/2022
Risk free interest rate	3.88% – 4.79%	4.12% – 4.76%
Stock volatility factor	132% – 166%	91.0% – 154.0%
Weighted average expected option life	6 mos – 5 yrs	6 mos – 5 yrs
Expected dividend yield	None	None

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

3.	WODI Assets and Liabilities Held-for-Sale – Discontinuing Operations

On September 21, 2023, WODI entered into a merger agreement with PWT whereby WODI was merged with PWT. The merger of these entities was completed to create better enterprise value for a potential merger opportunity with FRLA. In connection with the merger with WODI, PWT changed its name to Water on Demand, Inc.

On September 28, 2023,, the Letter of Intent (“LOI”) executed on January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition.  Under the amended LOI, FRLA proposed to acquire all the outstanding securities of the new combined WODI/PWT entity, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

On October 24, 2023 FRLA and WODI entered into a definitive business combination agreement (the “BCA”). The transaction represents a pro forma equity valuation of approximately $72 million of the Combined Company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders.

On October 25, 2023, at the Special Meeting, FRLA shareholders approved a proposal to extend the period of time FRLA has to consummate its initial business combination by an additional one year from November 5, 2023 to November 5, 2024, by up to twelve one-month extensions, subject to certain conditions.

On February 14, 2024, the Company and Fortune Rise Acquisition Corporation (Nasdaq: FRLA), filed a registration statement on Form S-4 with the SEC which includes a preliminary proxy statement and prospectus in connection with the proposed business combination with WODI.

In accordance with ASC 205-20, a disposal of a component or a group of components should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when a component of or group of components meets the initial criteria for classification of held for sale to be classified as held for sale. Per the initial criteria for classification of held for sale, a component or a group of components, or a business or nonprofit activity (the entity to be sold), should be classified as held for sale in the period in which all of the following criteria are met:

●	Management, having the authority to approve the action, commits to a plan to sell the entity to be sold.

●	The entity to be sold is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such entities to be sold.

●	An active program to locate a buyer or buyers and other actions required to complete the plan to sell the entity to be sold have been initiated.

●	The sale of the entity to be sold is probable (the future event or events are likely to occur), and transfer of the entity to be sold is expected to qualify for recognition as a completed sale, within one year, unless events or circumstances beyond an entity’s control extend the period required to complete the sale as discussed below.

●	The entity to be sold is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

●	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Since the proposed business combination of WODI with FRLA, meets all the initial criteria for classification of held for sale, the assets, liabilities and operating results of WODI have been classified as held for sale in the period ending December 31, 2023 and financial statements of the prior year ending in December 31, 2022 have been adjusted to reflect comparable as follows:

Assets and Liabilities Held-For-Sale

	December 31,	December 31,
	2023	2022
CURRENT ASSETS
Cash	$374,192	$564,117
Contracts receivable, net allowance of $379,335 and $17,315, respectively (See Note 2)	1,509,504	2,479,123
Contract assets (See Note 7)	455,102	1,479,491

Total Current Assets Held-For-Sale	2,338,798	4,522,731

NET PROPERTY AND EQUIPMENT HELD-FOR-SALE (See Note 2)	3,370	7,386

NON-CURRENT ASSETS HELD-FOR SALE
SPAC Class B common shares purchase cost (See Note 12)	400,000	400,000

CURRENT LIABILITIES HELD-FOR-SALE
Accounts payable and other payable	$1,335,211	$2,993,590
Accrued expenses (See Note 17)	1,103,159	42,518
Contract liabilities (See Note 7)	1,346,366	932,458
Tax liability 83(b)	13,600	15,600
Customer deposit	143,503	143,503
Warranty reserve	20,000	20,000
Line of credit (See Note 13)	178,808	-
Secured Loans payable (See Note 9)	110,695	-
Convertible secured promissory notes (See Note 6)	16,729,089	1,347,500

Total Current Liabilities Held-For-Sale	$20,980,431	$5,495,169

Net Loss from Assets Held-For-Sale

	Twelve Months Ended
	December 31, 2023	December 31, 2022

Sales (See Note 7)	$6,681,886	$10,350,281
Cost of Goods Sold	6,051,349	8,881,276
Gross Profit	630,537	1,469,005

Operating Expenses
Selling and marketing expenses	182,048	108,957
General and administrative expenses	1,665,745	1,243,829
Depreciation and amortization expense	4,016	9,561
Total Operating Expenses	1,851,809	1,362,347

Income (Loss) from Operations	(1,221,272)	106,658

OTHER INCOME (EXPENSE)
Other income	127,448	352,827
Impairment of receivable from SPAC (See Note 12)	(3,979,985)	(737,267)
Preferred stock incentive compensation (See Note 4)	(576,618)	-
Conversion and settlement value added to note purchase agreements (See Note 6)	(8,108,589)	-
Interest expense (See Note 6)	(1,172,460)	(46,544)
TOTAL OTHER (EXPENSE) INCOME	(13,710,204)	(430,984)

NET LOSS FROM ASSETS-HELD-FOR-SALE	$(14,931,476)	$(324,326)

4.	CAPITAL STOCK

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of December 31, 2023, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of December 31, 2023, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. As of December 31, 2023, the Company had 60 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $60,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of December 31, 2023, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of December 31, 2023, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock pursuant to the Series J COD (see ITEM 15. Exhibit 3.24), which includes certain make-good shares for certain prior investors. As of December 31, 2023, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law, and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the year ended December 31, 2023, the Company exchanged an aggregate of 100 shares of Series K preferred stock for 100 shares of Series W preferred stock. As of December 31, 2023, there were 307 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $307,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock pursuant to the Series L COD (see ITEM 15. Exhibit 3.28), which includes certain make-good shares for certain prior investors. As of December 31, 2023, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock (see ITEM 15. Exhibit 3.29). To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of December 31, 2023, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2023, the Company issued an aggregate of 7,722,008 shares of common stock upon conversion of 40 shares of Series O preferred stock and issued an aggregate of 869,449 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 190 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share, and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into stock of the Company pursuant to the Series P COD (see ITEM 15. Exhibit 3.31), which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari-passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of December 31, 2023, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the year ended December 31, 2023, the Company issued an aggregate of 50,340,392 shares of common stock upon conversion of 195 shares of Series Q preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 420 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. The subscribers were offered warrants with the purchase of Series R. During the year ended December 31, 2023, the Company issued an aggregate of 250,786,688 shares of common stock upon conversion of 1,220 shares of Series R preferred stock and the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 100 shares of Series R preferred stock. The shares were issued and exchanged within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 1,608 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the year ended December 31, 2023, the Company issued an aggregate of 8,864,250 shares of common stock upon conversion of 50 shares of Series S preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 120 shares of Series S preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. During the year ended December 31, 2023, the Company issued an aggregate of 19,051,616 shares of common stock upon conversion of 115 shares of Series U preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 270 shares of Series U preferred stock along with 1,561,500 warrants with a fair value of $2 (with exercise price of $1) issued and outstanding. These warrants associated with Series U were valued using the Black Scholes model (See Note 4).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the year ended December 31, 2023, the Company issued an aggregate of 7,559,934 shares of common stock upon conversion of 33 shares of Series W preferred stock and exchanged an aggregate of 100 shares of Series K preferred stock for 100 shares of Series W preferred stock. As of December 31, 2023, there were 887 shares of Series W preferred stock issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X. The Series X had a stated value of $10,000 per share. The Series X holders were not entitled to any dividends and did not have any voting rights except as may have been required by applicable law. The Series X was convertible into common stock of the Company pursuant to the Series X COD (see ITEM 15. Exhibit 3.40), provided that, the Series X was not to be converted into common stock to the extent such conversion would have resulted in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may have been increased up to 9.99% upon 61 days’ written notice). Beginning on the one year anniversary of the subscription agreement for the Series X Preferred Stock, until the two year anniversary of the subscription agreement, the holders had the right to require the Company to redeem all of the Series X purchased by the subscriber at a price equal to 125% of the $250,000 original purchase price, or $312,500. The holders also had the right, exercisable at any time, to require the Company to redeem all of the holder’s Series X in exchange for the issuance of shares of the Company’s common stock in an amount equal to 250% of the original $250,000 purchase price, or $625,000, divided by the closing price of the Company’s common stock as of the date the holders executed the subscription agreement.  During the year ended December 31, 2023, the Company’s subsidiary, Water On Demand, Inc., executed a Secured Note Purchase Agreement upon redemption of an aggregate of 25 shares of Series X preferred stock, which had a stated value of $250,000. The shares were redeemed within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were no shares of Series X preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD (see ITEM 15. Exhibit 3.41), provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders received shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc or warrants to purchase common shares in Water On Demand, Inc. During the year ended December 31, 2023, the Company received aggregate net funding in the amount of $610,450 through the sale of Series Y preferred stock, including the redemption of an aggregate of 0.25 shares of Series Y preferred stock equal to the stated value of $25,000, and issued an aggregate of 358,587,063 shares of common stock upon conversion of 19 shares of Series Y preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 24.6 shares of Series Y preferred stock along with 51,413,816 warrants with a fair value of $243,079 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 4).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z has an original issue price of $10,000 per share. The Series Z holders are not entitled to dividends or any voting rights except as may be required by applicable law. The Series Z is convertible into common stock of the Company pursuant to the Series Z COD (see ITEM 15. Exhibit 3.42), provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Z at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of Subsidiary’s annual net profits. On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock for a purchase price of $250,000 and issued an aggregate of 2,500,000 warrants. During the year ended December 31, 2023, the Company issued an aggregate of 61,728,395 shares of common stock upon conversion of 25 shares of Series Z preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 2,500,000 warrants with a fair value of $8,892 (with an exercise price of $0.10) and no shares of Series Z preferred stock issued and outstanding.

As of December 31, 2023, the Company accrued aggregate dividends in the amount of $523,403 for all series of preferred stock.

During the year ended December 31, 2023, the Company redeemed an aggregate of 853,916,484 shares of common stock at prices ranging from $0.006 to $.013 per share with a value of $85,391 relating to Series R and Series Y conversions and settlement agreements with certain WODI convertible secured promissory note holders.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series U, Series W, Series X, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Water On Demand, Inc. (“WODI”) Preferred Stock

On April 22, 2022, WODI designated 50,000,000 shares of authorized Preferred Stock at $0.0001 par value per share which increased to 100,000,000 shares of authorized Preferred Stock at $0.0001 par value due to WODI’s merger with PWT on September 21, 2023.

Series A

On October 13, 2022, WODI designated 1,000,000 shares of its authorized preferred stock as Series A preferred stock. The shares of Series A preferred stock were reserved for issuance to the holders of parent Company’s Series Y preferred shares and issuable to the holders of the Series Y shares at a ratio of 500:1. The holders of Series A preferred shares were not entitled to dividends and were not entitled to a vote until such time as the Series A preferred shares were converted to common shares. Each share of Series A preferred stock was convertible, at any time at the conversion ratio of 50:1, or such other rate as determined by the Board, provided, however that at no time shall the total number of issued and outstanding Series A preferred shares, on a converted basis, be less than ten percent (10%) (‘Dilution Floor’) of the total authorized shares of common stock (on a fully diluted basis) based upon an anticipated sale of $20,000,000 in Series Y shares. The dilution floor was to be adjusted proportionately based upon the actual number of Series Y shares sold. On November 7, 2022, WODI filed an Amended and Restated Certificate of Incorporation and effected a 20:1 reverse stock split with respect to the common shares and the Series A preferred shares.

During the year ended December 31, 2023, WODI issued shares of its Series A preferred stock to certain holders of the Company’s Series Y preferred stock at par value of $0.0001.

Valuation

The Series A preferred shares were valued by an independent valuation expert based on a Probability Weighted Expected Return Methodology (“PWERM”) with an underlying Discounted Cash Flow (“DCF”) analysis.

The following parameters were considered in this analysis:

1.	Two settlement options – either a merger occurs with the SPAC and the likelihood of it occurring or the merger does not occur.

2.	Three main tranches of valuation dates were considered based on the dates of bulk issuances of shares.

3.	SPAC offer value – which was based on management’s representations of the terms under negotiation during the time of issuances.

4.	Base value of WODI – which was supported by a market analysis completed by management at the time of implementing the Reg A offering and a subsequent increase in base value in Q3, 2023 based on the estimated fair value of the Modular Water Systems assets contributed to the business and merger with PWT.

5.	Timing of a settlement event/conversion event for the Series A shares under the two settlement options.

6.	The expected outstanding issuance of Series Y and convertible debt as of settlement

Based on the above, the value of WODI Series A preferred shares were determined to be as follows:

Valuation Date	Fair Value of shares
12/28/2022	$56.68
02/08/2023	$106.67
06/15/2023	$266.73
08/21/2023	$54.58

For the shares issued during the year ended December 31, 2023, an aggregate expense of $382,793 for the year ended December 31, 2023 was recorded as preferred stock incentive compensation in the consolidated financial statements.

Due to WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series A preferred shares were fully converted to common stock in WODI. The shares were converted within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 0 shares of Series A preferred stock issued and outstanding.

Series B

On April 28, 2023, WODI designated 1,000,000 shares of its authorized preferred stock as Series B preferred stock. The shares of Series B preferred stock had an initial issuance value of $5.00 per share and were reserved for issuance to the holders of parent Company’s, OriginClear, Inc., Series X preferred shares and other direct issuances at the discretion of the WODI board of directors. The holders of Series B preferred shares were not entitled to dividends and were not entitled to a vote until such time as the Series B preferred shares are converted to common shares. Each share of Series B preferred stock were convertible, at any time per terms of the Series B Certificate of Designation on a 1:1 basis, provided, however that at no time shall the total number of issued and outstanding Series B preferred shares, on a converted basis, be less than 2.5 percent (2.5%) (‘Dilution Floor’) of the total authorized shares of common stock (on a fully diluted basis) based upon an anticipated issuance of $5,000,000 in Series B shares. The dilution floor was to be adjusted proportionately based upon the actual number of Series B shares. During the year ended December 31, 2023, WODI issued shares of its Series B preferred stock with a par value of $0.0001, to certain holders of the Company’s Series X preferred stock and holders of WODI Note Purchase Agreements.

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

For the year ended December 31, 2023, the shares granted in Q2 and Q3 were valued at $0.36 and $0.37 per share respectively, for an aggregate expense of $193,825 and recorded as preferred stock incentive compensation in the consolidated financial statements.

Due to WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series B preferred shares were fully converted to common stock in WODI. The shares were converted within the terms of the agreement and no gain or loss was recognized. As of December 31, 2023, there were 0 shares of Series B preferred stock issued and outstanding.

Series C

On October 13, 2022, the Board of Directors authorized the issuance of 1,000,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry (the “Holder”) in exchange for his continued employment with the Company. The Holder of Series C preferred stock was not entitled to receive dividends, was not entitled to any liquidation preference and shares of Series C preferred stock did not have any conversion rights. The Holder of Series C preferred shares shall vote with the holders of the common shares on an as converted basis. However, as long as any shares of Series C preferred shares were outstanding, the Company was not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series C preferred shares directly and/or indirectly (a) alter or change adversely the powers, preferences or rights given to the Series C preferred shares or alter or amend this Certificate of Designation, (b) amend its Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (c) increase the number of authorized shares of Series C preferred shares, or (d) enter into any agreement with respect to any of the foregoing. Notwithstanding the foregoing, the Holder was entitled to vote a number of shares equal to fifty-one percent (51%) of the total number of voting shares. Due to WODI’s merger with PWT (See Note 11), all Series C preferred shares were cancelled per the plan of merger agreement dated September 21, 2023. As of December 31, 2023, there were 0 of Series C preferred stock outstanding.

OriginClear, Inc. Common Stock

On October 20, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, at the Company’s sole discretion, up to $25,000,000 worth of the shares of the Company’s common stock (the “Shares”), par value $0.0001 per share. In accordance with the terms of the Financing Agreement and the Registration Rights Agreement (“Registration Agreement”) dated October 20, 2022 between the Company and GHS, the Company was required to register the Shares on Form S-1 with the Securities and Exchange Commission as a condition precedent to GHS’s obligation to close on the purchase of the Shares. On December 27, 2022, the Securities and Exchange Commission issued a Notice of Effectiveness of the Registration Statement filed on Form S-1 (File Number 333-268608) for OriginClear, Inc. Per Financing Agreement, during the year ended December 31, 2023, the Company received an aggregate of $141,373 in equity financing and issued an aggregate of 20,492,456 shares of the Company’s common stock to GHS based upon conversion prices ranging from $0.0058 to $0.0082.

Year ended December 31, 2023

The Company issued 55,788,402 shares of common stock upon conversion of a convertible promissory note in the amount of principal of $91,000, plus accrued interest of $76,365, for a total aggregate of $167,365 based upon a conversion price of $0.0085. The shares were issued within the terms of the agreements and no gain or loss was recognized.

The Company issued 80,519,927 shares of common stock for services at fair value of $782,605, at share prices ranging from $0.0073 – $0.0146.

The Company issued 869,449 shares of common stock for Series O preferred stock dividends payable.

The Company issued 11,584,932 shares of common stock for alternate vesting at a fair value of $120,540.

The Company issued 306,434,197 shares of common stock at par value for settlement of conversion agreements at a fair value of $30,644. These issuances were made to settle shareholder disputes regarding timing of the conversion of preferred shares into common shares. The shares were issued within the terms of the agreement and no gain or loss was recognized.

The Company issued 764,640,346 shares of common stock upon conversion of $3,704,500 of preferred stock. The shares were issued within the terms of the agreements and no gain or loss was recognized.

The Company redeemed 853,916,848 shares of common stock at fair value ranging between $0.0064 to $0.01 in the amount of $7,499,390 (see Note 6).

Year ended December 31, 2022

The Company issued 39,900,514 shares of common stock for the settlement of convertible promissory notes in an aggregate principal amount of $155,300, plus interest in the amount of $115,246, for a total aggregate of $270,546 based upon a conversion price of $0.00955.

The Company issued 63,201,050 shares of common stock for services at fair value of $1,433,828, at share prices ranging from $0.0051 to $0.0135.

The Company issued 1,256,639 shares of common stock for Series O preferred stock dividends payable.

The Company issued 179,090,390 shares of common stock for settlement of conversion agreements at a fair value of $17,909. These issuances were made to settle shareholder disputes regarding timing of the conversion of preferred shares into common shares. The shares were issued within the terms of the agreement and no gain or loss was recognized.

The Company issued 421,892,206 shares of common stock upon conversion of $4,962,347 of preferred stock.

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

As of June 26, 2023 (the “Termination date”), the Company suspended the sale of securities under the Reg A offering for WODI. As of the Termination Date, shares under the Reg A offering were sold for total proceeds of $60,000.

Non-controlling Interest

As of December 31, 2023, WODI had issued and outstanding shares, of which, the Company owns 90.83%, with a minority, non-controlling interest of 9.17%. The following table shows WODI ownership percentage as of December 31, 2023:

WODI common stock holders	Ownership %
OriginClear, Inc.	90.83%
Prior Reg A Holders	0.19%
Prior Series A Holders	3.87%
Prior Series B Holders	5.11%
Total	100%

5.	RESTRICTED STOCK GRANTS AND WARRANTS

Restricted Stock Grants to CEO, the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“the RSGAs”) with its Chief Executive Officer, the Board, Employees and Consultants to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGAs are performance based shares. The RSGAs provide for the issuance of shares of the Company’s common stock provided certain milestones are met in certain stages; a) If the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, and b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s SEC Reports. The Company has not recognized any costs associated with the milestones, because achievement is not probable.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs to include an alternative vesting schedule for the Grantees and on January 26, 2022, the Company amended the procedures for processing the RSGAs. If the fair market value of the Company’s common stock on the date the shares are vested is less than the fair market value of the Company’s common stock on the effective date of the RSGAs, then the number of vested shares issuable (assuming all conditions are satisfied per terms of the alternative vesting schedule) shall be increased so that the aggregate fair market value of vested shares issuable on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will be as set forth under the RSGAs. Shares are issued under the alternate vesting schedule per terms of the agreements after electing and qualifying requirements are met.

During the year ended December 31, 2023, upon qualifying under the alternative vesting schedule, the Company issued an aggregate of 11,584,932 shares relating to the RSGAs and recognized an aggregate expense of $120,540 which is reflected on the financial statements as stock-based compensation.

Warrants

During the year ended December 31, 2023, the Company issued 5,403,600 purchase warrants, associated with preferred stock. A summary of the Company’s warrant activity and related information follows for the years ended December 31, 2023 and 2022:

	2023		2022
	Number of Warrants	Weighted average exercise price	Number of Warrants	Weighted average exercise price
Outstanding - beginning of year	93,344,989	$0.1217	217,085,783	$0.0868
Granted	5,403,600	$0.125	44,750,216	$0.1236
Exercised	-	-	-	-
Expired	(33,946,000)	$(0.0905)	(168,491,010)	$(0.0686)
Outstanding - end of year	64,802,589	$0.1383	93,344,989	$0.1217

At December 31, 2023 and 2022, the weighted average remaining contractual life of warrants outstanding:

	2023			2022
			Weighted Average			Weighted Average
			Remaining			Remaining
Exercisable	Warrants	Warrants	Contractual	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	2.67	600,000	600,000	3.67
$0.05	0	0	0	25,200,000	25,200,000	0.16
$0.10	2,500,000	2,500,000	3.14	5,000,000	5,000,000	0.89 - 4.14
$0.25	3,760,000	3,760,000	3.0	10,006,000	10,006,000	0.5 - 4.00
$0.0275	8,727,273	8,727,273	7.41	8,727,273	8,727,273	8.41
$0.125	47,653,816	47,653,816	3.0 - 5.0	42,250,216	42,250,216	4.0 – 5.0
$1.00	1,561,500	1,561,500	0.50 - 0.96	1,561,500	1,561,500	1.50 - 1.96
	64,802,589	64,802,589		93,344,989	93,344,989

At December 31, 2023 and 2022, the aggregate intrinsic value of the warrants outstanding was $0.

During the year ended December 31, 2023, the Company sold an aggregate of 1,087,689 3-year cashless warrants with immediate vesting for an aggregate amount of $325,000. The exercise price of these warrants is $1.00 with a fair value of $42,351.

6.	CONVERTIBLE PROMISSORY NOTES OriginClear, Inc.

As of December 31, 2023, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$2,617,691
Less current portion	(2,472,944)
Total long-term liabilities	$144,747

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2024. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. During the year ended December 31, 2023, the Company issued 55,788,402 shares upon conversion of principal in the amount of $91,000, plus accrued interest of $76,365. As of December 31, 2023, the 2014-2015 Notes had an aggregate remaining balance of $683,700 of which $615,000, is short term and $68,700 is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on June 30, 2023, which were extended to June 30, 2028. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. During the year ended December 31, 2023, an addendum to the OID Note was effectuated to accrue interest on a monthly basis. As of December 31, 2023, the remaining balance on the OID Notes was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2024 through March 2024, and April 2024 through August 2024. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of December 31, 2023, the 2015 Notes had an aggregate remaining balance of $1,200,000, which is short term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of December 31, 2023, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of December 31, 2023, the remaining balance on the Sep 2016 Note was $430,896, which is short term.

The Company issued two (2) unsecured convertible promissory notes (the “Apr & May 2018 Notes”), in the aggregate amount of $300,000 on April 2, 2018 and May 31, 2018. The Apr & May 2018 Notes had maturity dates of April 2, 2019 and May 31, 2019, respectively. The Apr & May 2018 Notes bear interest at 10% per year. The Apr & May 2018 Notes may be converted into shares of the Company’s common stock at a variable conversion price of 50% of the lesser of the lowest trading price twenty-five (25) trading days prior to conversion. The conversion feature of the Apr & May 2018 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Notes. On March 13, 2019, the Company entered into a settlement agreement with the investor in the amount of $570,000, based on the outstanding balance due and payable under the Apr & May 2018 Notes. The Company set up a reserve of 2,630,769 shares of common stock of the Company for issuance upon conversion by the investor of the amounts owed under the Notes, in accordance with the terms of the Notes, including, but not limited to the beneficial ownership limitations contained in the Notes. In addition to the foregoing, upon the sale by the investor of the settlement shares as delivered to the investor by the Company, resulting in total net proceeds less than the settlement value, the investor is entitled to additional settlement shares of the Company’s common stock. If after the investor has sold all settlement shares, the investor delivers a written notice to the Company certifying that the investor is entitled to additional settlement shares of the Company’s common stock (the “Make-Whole Shares”). The number of make-whole shares being equal to the greater of ((i) zero and (ii) the quotient of (1) the difference of (x) the settlement value with respect to each sale of shares by the Investor after the delivery of the Settlement Shares, minus (y) the aggregate net consideration received by the Investor from the resale of all shares of common stock issued by the Company, divided by (2) the average trailing closing price for ten (10) trading days for the shares immediately preceding the date of delivery of the make-whole shares. During the year ended December 31, 2023, the Company wrote off the loan and recorded a gain on the write-off of the note payable in the amount of $218,064. As of December 31, 2023, there was no remaining balance on the Apr & May 2018 Notes.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of December 31, 2023, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $3,743 during the year ended December 31, 2022. As of December 31, 2023, the balance of the Jan 21 Note was $60,000, which is short term.

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

The derivative liability recognized in the financial statements for the convertible promissory notes as of December 31, 2023 was $7,416,706.

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

During the year ended December 31, 2023, WODI raised additional capital of $6,923,000 and an investor exchanged the Parent Company’s Series X preferred stock in the amount of $250,000 and Series R preferred stock in the amount of $100,000 for a WODI convertible secured promissory note. Also during the year ended December 31, 2023, per settlement, conversion and redemption agreements with WODI shareholders, an aggregate of 853,916,848 shares of the Parent Company’s common stock were redeemed at the closing share prices on the dates of the convertible secured promissory note agreements, and this fair value of redeemed common stock was added to the cash value of the shareholders’ investments to purchase WODI convertible secured promissory notes. The loss relating to these settlement and conversion agreements of $609,199 was accounted for in the consolidated statements of operations. As of December 31, 2023, WODI had outstanding convertible secured promissory notes in the amount of $16,729,089.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the year ended December 31, 2023 and 2022.

	Years Ended
	December 31,
	2023	2022
Equipment Contracts	$4,036,326	$7,537,755
Component Sales	980,895	1,548,760
Waste Water Treatment Systems	950,775	886,005
Pump Stations	607,790	288,555
Rental Income	26,292	26,292
Services Sales	95,750	85,043
Commission & Training	10,350	4,163
	$6,708,178	$10,376,573

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the years ending December 31, 2023 and 2022, was $445,102 and $1,479,491, respectively. The contract liability for the years ended December 31, 2023 and 2022, was $1,346,366 and $932,458, respectively.

8.	FINANCIAL ASSETS

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of December 31, 2023, the fair value of the preferred shares was $3,200, and had an unrealized gain in fair value of $800.

On November 12, 2021, the Company served a conversion notice to WTII and was issued an aggregate of 45,208,649 shares of WTII common stock. As of December 31, 2023, the investment in securities was recorded at fair value in the amount of $36,167, with an unrealized gain of $9,042.

9.	LOANS PAYABLE

Secured Loans Payable

In 2018, the Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance costs were amortized over the terms of the loans, which had various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of December 31, 2023 was $30,646.

On December 6, 2023, the Company entered into short term loan arrangement with a lender secured by the Company’s assets in the amount of $149,900 which included finance cost of $59,900 which was expensed upon initiation of the loan, with a net amount of $90,000 received by the Company. As of December 31, 2023, the balance on the loan was $110,695.

Small Business Administration Loan

On June 12, 2020, the Company received an Economic Injury Disaster Loan (the “EIDL”) in the amount of $150,000. Following the deferral period for the EIDL, the Company started to repay the principal amount, with interest, on a monthly basis. As of December 31, 2023, the remaining balance on the EIDL was $147,217.

10.	CAPITAL LEASES

The Company entered into a capital lease for the purchase of equipment during the year ended December 31, 2018. The lease was for a sixty (60) month term, with monthly payments of $757 per month, and a purchase option at the end of the lease for $1.00. The lease was paid in full in December, 2022 and there was no balance outstanding for the years ended December 31, 2022 and December 31, 2023.

11.	INCOME TAXES

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

Included in the balance at December 31, 2023, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2023 and 2022, the Company did not recognize interest and penalties.

At December 31, 2023, the Company had net operating loss carry-forwards of approximately $51,881,914, which expire at dates that have not been determined. No tax benefit has been reported in the December 31, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Book loss	$2,441,414	$2,266,050
Tax to book differences for deductible expenses	(4,333)	265
Tax non-deductible expenses	(1,556,639)	(1,078,110)
Valuation Allowance	(880,442)	(1,188,205)
Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31,

	2023	2022
Deferred tax assets:
NOL carryover	$10,895,202	$11,193,615
Other carryovers	728,907	728,905

Deferred tax liabilities:
Depreciation	(149,889)	(125,925)
Less Valuation Allowance	(11,474,220)	(11,796,595)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

12.	WATER ON DEMAND INC. (‘WODI’)

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

On December 29, 2022, pursuant to a Membership Interest Purchase and Transfer Agreement and Securities Transfer Agreement with the members of the Sponsor, WODI acquired the membership interests of the Sponsor and became the beneficial owner of 2,343,750 shares of FRLA Class B Common Stock, each of which is exercisable into one share of FRLA Class A Common Stock. The purchase price for the membership interests was $400,000. To acquire the equity interests in FRLA for the purchase price of $400,000, WODI issued convertible secured promissory notes to investors at 10% interest per annum. Per the terms and conditions of the convertible promissory note, all unpaid principal, together with any unpaid and accrued interest shall be due and payable on the earlier of the twelve (12) month of the date of the Note (the “Maturity Date”) (provided, WODI shall have the option to extend the Maturity Date for up to two (2) six-month extensions), or (ii) when, upon the occurrence and during the continuance of an Event of Default.

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

On September 21, 2023, WODI entered into a merger agreement with PWT to create better enterprise value for a potential merger opportunity with FRLA and a plan of merger agreement (the “PWT-WODI merger agreement”) was entered into between WODI and PWT. Per the PWT-WODI merger agreement, all shares of WODI common and preferred stock were exchanged for shares of PWT common stock as merger consideration. WODI convertible notes and WODI Restricted Stock Grants were assumed by PWT and remain outstanding. WODI Series A and Series B were converted to WODI common stock prior to the merger.

In connection with the merger with WODI, PWT changed its name to Water on Demand, Inc.

Before issuing common stock to WODI stockholders in the PWT Merger, PWT had 10,000,000 common shares issued and outstanding, which were fully owned by OCLN. Post PWT-WODI merger, OCLN received an aggregate of 2,171,068 shares of the Water On Demand, Inc.

On September 28, 2023, the Letter of Intent (“LOI”) executed on January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition. Under the amended LOI, FRLA proposed to acquire all the outstanding securities of the new combined WODI/PWT entity, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

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

Promissory Notes

Since buying the sponsorship interest in the SPAC on December 22, 2022 through December 31, 2023, WODI and the Company made payments on behalf of the SPAC in the aggregate amount of $4,029,985. As of December 31, 2023, WODI and the Company received an aggregate of $4,029,985 in unsecured promissory notes (the “SPAC Notes”) from the SPAC in exchange for the payments made on behalf of the SPAC to meet its operating expenses and the extension payments. The SPAC Notes are non-interest bearing and payable (subject to the waiver against SPAC trust provisions) on the earlier of (i) consummation of the SPAC initial business combination; or (ii) the date of the liquidation of the SPAC. The principal balance of each SPAC Note may be prepaid at any time, at the election of the SPAC.

As of the date of this filing, the SPAC has been extended through November 5, 2024, to give the Company adequate time to complete all the necessary administrative and regulatory steps, including filing of the registration statement and timely respond to satisfy potential comments, from regulatory bodies to consummate the business combination. Management estimates the likelihood of completing the business combination at 75%.

Impairment of receivable

Although the payments made on behalf of the SPAC are amounts receivable to WODI, for the period ended December 31, 2023, WODI considered the aggregate amount of $4,029,985 for the SPAC Notes to be impaired and recorded it as an expense on the consolidated income statements, as it is deemed probable that the SPAC may not have funds to pay back with interest all of the Class A shareholders and WODI for the amounts advanced to the SPAC. In the event of WODI successfully merging with the SPAC, all amounts paid by WODI on behalf of the SPAC, including any future payments made until such merger is fully consummated will be received back by WODI.

Impairment analysis for Class B Common Founder Shares as at December 31, 2023

The Company retained an independent valuation firm for the purpose of conducting a valuation of the fair value of Sponsor Founder Shares (Class B) of Fortune Rise Acquisition Corp. as of December 31, 2023 (the “Date of Valuation”).

The independent firm (i) evaluated and analyzed various Sponsor Founder Shares of Fortune Rise Acquisition Corp. (“FRLA”); (ii) assessed the terms including various redemption and liquidation features considering each of the Company’s financial plans and market conditions; and (iii) determined the underlying value to be assigned to the FRLA Sponsor Founder Shares as of the Date of Valuation and evaluated the FRLA Sponsor Founder Shares for impairment by performing the following procedures:

●	Analyzed the Company’s S-4 filing, business combination agreement and other documentation.

●	Developed Monte Carlo Model that values the FRLA Sponsor Founder Shares based on a multipath random event model and future projections of the various potential outcomes. The Monte Carlo Model simulation included 50,000 iterations and simulated the stock price, the timing of the business combination, and the timing of the lapse of the transfer restrictions.

●	Developed the discounted cash flow from the sale of the securities at the time the restrictions terminated.

●	Probability weighted the cash flow, discounted for lack of marketability.

●	Valued the FRLA Sponsor Founder Shares as of the date of valuation.

Based on the procedures performed the independent valuation firm concluded that the value of FRLA Sponsor Founder Shares was not impaired.

Recording of membership interest:

As of December 31, 2023, WODI recorded the purchase of Class B Founder Shares at lower of cost or market at $400,000 on the consolidated balance sheet as other asset.

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and August 3, 2023, WODI entered into Restricted Stock Grant Agreements (the “WODI RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of WODI and to increase its value. WODI RSGAs provide for the issuance of up to 15,550,000 shares of WODI common stock provided certain milestones and vesting are met in certain stages. The restricted shares may become fully vested and no longer subject to risk of forfeiture (“Vested Shares”) if WODI shares are uplisted to a National Exchange, then upon such uplisting, 25% of the restricted shares that shall vest and become Vested Shares and 6.25% each three-month period thereafter, subject to the following: (i) If WODI shares are traded on a National Exchange, then the amount of restricted shares which shall become Vested Shares during any three-month period shall not exceed an amount representing the greater of (a) 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI and (b) the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. (ii) If WODI shares are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, then the amount of restricted shares which shall become Vested Shares during any three month period shall not exceed an amount representing 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI, or if WODI shares are traded on a national securities exchange, the greater of (b)(i) and the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. If WODI shares do not achieve listing on a national securities exchange within three years of the Effective Date, then the restricted shares shall vest and become Vested Shares at a rate equal to 25% on the three-year anniversary of the Effective Date and 6.25% each three-month period thereafter. WODI has not recognized any costs associated the WODI RSGAs because milestones and vesting have not been achieved. As the milestones are achieved, the shares shall become eligible for vesting and issuance. On September 21, 2023, per the Merger Plan Agreement and per the conversion ratio of 0.19737 established in the Merger Plan Agreement, the 15,550,000 total issuable shares under the WODI RSGAs were converted to 3,069,100 total issuable shares. On October 23, 2023, certain WODI RSGAs were canceled and new WODI RSGAs were issued. As of December 31, 2023, there were 2,581,344 total issuable shares under the WODI RSGAs. As the milestones are achieved, the shares shall become eligible for vesting and issuance. During the year ended December 31, 2023, no issuable shares under the WODI RSGAs vested and no costs associated with the milestones were recognized because achievement is not probable.

13.	LINE OF CREDIT

During the year ended December 31, 2023, the Company obtained 12 month credit lines in the aggregate amount of $345,875, with an interest rate of 26.07%. During the year ended December 31, 2023, the Company paid principal in the amount of $167,067, leaving a principal balance of $178,808 as of December 31, 2023.

14.	ASSETS HELD FOR SALE – CONTINUING OPERATIONS

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

In January 2023, the Company accepted the offer and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were; $235,000 initial payment and the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining balance. Between July 1, 2023 through December 31, 2023, the Company received additional payments totaling $70,572. As of December 31, 2023, the balance of the receivable was $99,000 which is reflected on the consolidated financial statements.

15.	EMPLOYEE RETENTION TAX CREDIT

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company was eligible for a refundable employee retention credit (the “ERTC”) subject to certain criteria. The Company’s subsidiary, Progressive Water Treatment applied for the ERTC and during the year ended December 31, 2023, received an aggregate of $127,448 which was recognized in the financial statements as other income.

16.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,500.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for the year ending December 31, 2023.

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

On or around March 5, 2024, PWT was named as a defendant in a case filed by Process Solutions, Inc (“PSI”). The case was filed in the Court of Common Pleas in Hamilton County, Ohio. The complaint alleges that PWT breached a contract with PSI and alleges damages of $143,675 plus attorneys fees. PWT has removed the case to federal court, denies the claims in the complaint and intends to enforce a binding arbitration provision between the parties and to bring counter claims against PSI for failing to pay PWT for services rendered.

17.	ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31,

	2023	2022
Payroll liabilities	$106,979	$49,083
Accrued interest on promissory notes	1,667,534	1,542,303
Total accrued expenses	$1,774,513	$1,591,386

18.	CONCENTRATIONS

Major Customers

PWT had five major customers for the year ended December 31, 2023. The customers represented 57.6% of billings for the year ending December 31, 2023. The contract receivable balance for the customers was $1,087,851 at December 31, 2023.

PWT had four major customers for the year ended December 31, 2022. The customers represented 71.1% of billings for the year ending December 31, 2022. The contract receivable balance for the customers was $1,781,930 at December 31, 2022.

Major Suppliers

PWT had three major vendors for the year ended December 31, 2023. The vendors represented 20.5% of total expenses in the year ending December 31, 2023. The accounts payable balance due to the vendors was $66,955 at December 31, 2023. Management believes no risk is present with the vendors due to other suppliers being readily available.

PWT had three major vendors for the year ended December 31, 2022. The vendors represented 38.11% of total expenses in the year ending December 31, 2022. The accounts payable balance due to the vendors was $1,054,022 at December 31, 2022. Management believes no risk is present with the vendors due to other suppliers being readily available.

19.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between January 5, 2024 and April 5, 2024, WODI made payments on behalf of the SPAC in the aggregate amount of $765,000.

Between January 5, 2024 and April 1, 2024, the Company issued to consultants an aggregate of 21,206,487 shares of the Company’s common stock for services.

On January 8, 2024, holders of the Company’s Series K preferred stock exchanged an aggregate of 10 shares of Series K preferred stock for 10 shares of the Company’s Series W preferred stock.

On January 8, 2024, holders of the Company’s Series F preferred stock exchanged an aggregate of 10 shares of Series F preferred stock for 10 shares of the Company’s Series Q preferred stock.

Between January 8, 2024 and April 15, 2024, an aggregate of 91,711,783 shares of common stock were redeemed by the Company, and the redemption amount, together with cash paid by the redeeming stockholders, were used by the stockholders to purchase convertible secured promissory notes from WODI.

Between January 8, 2024 and February 20, 2024, holders of the Company’s Series Q preferred stock converted an aggregate of 20 Series Q shares into an aggregate of 4,576,458 shares of the Company’s common stock.

Between January 8, 2024 and April 12, 2024, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 3.8 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $377,500. The Company also issued an aggregate of 3,020,000 warrants to purchase shares of its common stock to these investors.

Between January 11, 2024 and February 5, 2024, holders of the Company’s Series R preferred stock converted an aggregate of 135 Series R shares into an aggregate of 30,496,772 shares of the Company’s common stock.

On January 22, 2024, per electing and qualifying for the Restricted Stock Grant Agreement alternate vesting schedule, the Company issued to Mr. Eckelberry, employees and consultants an aggregate of 20,937,829 shares of the Company’s common stock.

Between January 22, 2024 and April 3, 2024, holders of the Company’s Series Y preferred stock converted an aggregate of 2.7 Series Y shares into an aggregate of 55,456,229 shares of the Company’s common stock.

On February 5, 2024, holders of the Company’s Series S preferred stock converted an aggregate of 10 Series S shares into an aggregate of 2,272,728 shares of the Company’s common stock.

On February 13, 2024, holders of the Company’s Series W preferred stock converted an aggregate of 50 Series W shares into an aggregate of 11,655,012 shares of the Company’s common stock.

On February 14, 2024, the Company and Fortune Rise Acquisition Corporation (Nasdaq: FRLA), filed a registration statement on Form S-4 with the SEC which includes a preliminary proxy statement and prospectus in connection with the proposed business combination with WODI.

Between March 28, 2024 and April 15, 2024, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 62,854,617 shares of the Company’s common stock in settlement of certain claims with such persons. These issuances were made to settle shareholder disputes regarding timing of the conversion of preferred shares into common shares.

On March 28, 2024, the Company issued an aggregate of 172,730 shares of the Company’s common stock as dividends to certain holders of Series O preferred stock.