Form 10-Q
period 2024-03-31
ORIGINCLEAR, INC.
filed 2024-05-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2024

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

As of May 14, 2023, there were 1,561,021,044 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$157,351	$114,640
Fair value investment in securities	63,292	36,167
Prepaid expenses	11,936	-
Current assets held-for-sale	1,607,261	2,338,798

TOTAL CURRENT ASSETS	1,839,840	2,489,604

Net property and equipment	136,784	143,366
Net property and equipment held-for-sale	2,689	3,370

NET PROPERTY AND EQUIPMENT	139,473	146,735

OTHER ASSETS
Receivable on sale of asset	66,000	99,000
Fair value investment-securities	3,200	3,200
Trademark	4,467	4,467
Non-current assets held for sale	400,000	400,000

TOTAL OTHER ASSETS	473,667	506,667

TOTAL ASSETS	$2,452,980	$3,143,007

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable and other payable	$659,072	$647,483
Accrued expenses	1,839,304	1,774,513
Cumulative preferred stock dividends payable	543,664	523,403
Customer deposit	2,950	2,950
Secured Loans payable	30,646	30,646
Loan payable, SBA	146,557	147,217
Derivative liabilities	20,509,953	7,742,759
Series F 8% Preferred Stock, 60 and 60 shares issued and outstanding, respectively, redeemable value of $50,000 and $60,000 respectively	50,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series K 8% Preferred Stock, 307.15 and 407.15 shares issued and outstanding, respectively, redeemable value of $297,150 and $307,150, respectively	297,150	307,150
Convertible secured promissory notes (Note 6)
Convertible promissory notes, net of discount of $0 and $0, respectively (Note 6)	597,945	2,472,944
Current liabilities held-for-sale	22,949,782	20,980,431

Total Current Liabilities	47,677,023	34,739,496

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	2,019,747	144,747

Total Long Term Liabilities	2,019,747	144,747

Total Liabilities	49,696,770	34,884,243

COMMITMENTS AND CONTINGENCIES (See Note 13)

Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively, redeemable value of $210,000 and $210,000, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320,495 and 320,495 shares issued and outstanding, respectively, redeemable value of $320,495 and $320,495, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 190 and 190 shares issued and outstanding, respectively, redeemable value of $190,000 and $190,000, respectively	190,000	190,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding, respectively, redeemable value of $30,000 and $30,000, respectively	30,000	30,000
Series Q 12% Convertible Preferred Stock, 410 and 420 shares issued and outstanding, respectively, redeemable value of $410,000 and $420,000, respectively	410,000	420,000
Series R 12% Convertible Preferred Stock, 1,473 and 1,608 shares issued and outstanding, respectively, redeemable value of $1,473,000 and $1,608,000, respectively	1,473,000	1,608,000
Series S 12% Convertible Preferred Stock, 110 and 120 shares issued and outstanding, respectively, redeemable value of $110,000 and $120,000, respectively	110,000	120,000
Series U Convertible Preferred Stock, 270 and 270 shares issued and outstanding, respectively, redeemable value of $270,000 and $270,000, respectively	270,000	270,000
Series W 12% Convertible Preferred Stock, 846.5 and 886.5 shares issued and outstanding, respectively, redeemable value of $846,500 and $886,500, respectively	846,500	886,500
Series Y Convertible Preferred Stock, 24.7 and 24.6 shares issued and outstanding, respectively, redeemable value of $2,472,727 and $2,460,227, respectively	2,472,727	2,460,227
	7,340,222	7,522,722

SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized 31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Subscription payable for purchase of equipment	100,000	100,000
Common stock, $0.0001 par value, 16,000,000,000 shares authorized 1,478,617,331 and 1,399,782,046 equity shares issued and outstanding, respectively	147,860	139,978
Additional paid in capital - Common stock	82,517,621	81,949,274
Noncontrolling Interest	(2,447,600)	(2,239,493)
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(134,904,911)	(119,216,735)

TOTAL SHAREHOLDERS' DEFICIT	(54,584,012)	(39,263,958)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,452,980	$3,143,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Sales	$6,573	$6,573

Cost of Goods Sold	-	-

Gross Profit	6,573	6,573

Operating Expenses
Selling and marketing expenses	526,640	796,619
General and administrative expenses	893,300	905,916
Depreciation and amortization expense	6,582	6,690

Total Operating Expenses	1,426,522	1,709,225

Loss from Operations	(1,419,949)	(1,702,652)

OTHER INCOME (EXPENSE)
Impairment of receivable from SPAC	-	(50,000)
Unrealized gain (loss) on investment securities	27,125	(4,521)
Gain (Loss) on redemption of common stock	687,678	1,802,443
Gain (Loss) on net change in derivative liability and conversion of debt	(12,767,194)	3,875,377
Interest and dividend expense	(186,982)	(223,440)

TOTAL OTHER (EXPENSE) INCOME	(12,239,373)	5,399,859

Net income (loss) from continued operations	(13,659,322)	3,697,207

Net loss from assets held-for-sale	(2,236,961)	(4,188,741)

NET LOSS	$(15,896,283)	$(491,534)

Basic and fully diluted earnings per share from continuing operations	$(0.00)	$(0.00)
Basic and fully diluted (loss) earnings per share from assets held-for-sale	$(0.00)	$(0.00)
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,443,544,402	1,062,100,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENCED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	THREE MONTHS ENDED MARCH 31, 2023
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total

Balance at December 31, 2022	32,502,475	$3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$-	$(108,966,645)	$(26,016,787)

Common stock issued for cash per equity financing agreement	-	-	-	18,645,028	1,865	128,719	-	-	-	-	130,584

Common stock issued at fair value for services	-	-	-	23,716,123	2,371	250,839	-	-	-	-	253,210

Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	-	40,000

Common stock issued for conversion of Series Q Preferred stock	-	-	(25,000)	4,208,756	421	24,579	-	-	-	-	25,000

Common stock issued for conversion of Series R Preferred stock	-	-	(365,000)	70,652,445	7,065	357,935	-	-	-	-	365,000

Common stock issued for conversion of Series S Preferred stock	-	-	(25,000)	4,208,756	421	24,579	-	-	-	-	25,000

Common stock issued for conversion of Series Y Preferred stock	-	-	(420,000)	63,656,525	6,366	413,634	-	-	-	-	420,000

Common stock issued for Series O Preferred stock dividends	-	-	-	238,003	24	(24)	-	-	-	-	-

Common stock issued for conversion settlement	-	-	-	85,836,889	8,584	(8,584)	-	-	-	-	-

Common stock issued for alternative vesting	-	-	-	8,830,859	883	91,841	-	-	-	-	92,724

Issuance of Series A Preferred stock granted to Series Y investors	202	-	-	-	-	-	-	-	-	-	-

Issuance of Series Y Preferred stock through a private placement	-	-	345,000	-	-	-	-	-	-	-	-

Exchange of Series R Preferred Stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-	-

Exchange of Series X Preferred Stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-	-

Redemption of common stock for note purchase agreement	-	-	-	(182,145,203)	(18,214)	(1,784,229)	-	-	-	-	(1,802,443)

Net Loss	-	-	-	-	-	-	-	-	-	(491,534)	(491,534)

Balance at March 31, 2023 (unaudited)	32,502,677	$3,150	$9,986,772	1,118,939,374	$111,895	$82,284,020	$100,000	$(132)	$-	$(109,458,179)	$(26,959,246)

	THREE MONTHS ENDED MARCH 31, 2024
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total

Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)
Rounding					(3)	2					1
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(83,352,197)	(8,335)	(679,343)	-	-	-	-	(687,678)

Common stock issued for alternative vesting	-	-	-	20,937,829	2,094	167,502	-	-	-	-	169,596

Common stock issued for Conversion Settlement	-	-	-	19,330,459	1,933	(1,933)	-	-	-	-	-

Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000

Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000

Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000

Common stock issued for conversion of Series W Preferred stock	-	-	(50,000)	11,655,012	1,166	48,835	-	-	-	-	50,001

Common stock issued for conversion of Series Y Preferred stock	-	-	(240,000)	52,047,138	5,205	234,795	-	-	-	-	240,000

Common stock issued at fair value for services	-	-	-	20,698,356	2,070	211,011	-	-	-	-	213,081

Common stock issued for Series O Preferred stock dividends	-	-	-	172,730	17	(17)	-	-	-	-	-

Issuance of Series Y Preferred stock through a private placement	-	-	252,500	-	-	-	-	-	-	-	-

Exchange of Series F preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-

Exchange of Series K preferred stock for Series W preferred stock	-	-	10,000	-	-	-	-	-	-	-	-

Issuance of warrants	-	-	-	-	-	426,230	-	-	-	-	426,230

Net Loss	-	-	-	-	-	-	-	-	(208,107)	(15,688,176)	(15,896,283)

Balance at March 31, 2024 (unaudited)	31,501,000	$3,150	$7,340,222	1,478,617,331	$147,860	$82,517,622	$100,000	$(132)	$(2,447,600)	$(134,904,911)	(54,584,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) from continuing operations	$(13,659,322)	3,697,207
Net loss related to assets held-for-sale	(2,236,961)	(4,188,741)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,264	7,829
Common and preferred stock issued for services	213,081	253,210
Change in fair value of derivative liability	12,767,194	(3,875,377)
Converted value of secured promissory notes	-	2,505,339
Stock based compensation expense	169,596	92,724
Net unrealized (gain) loss on fair value of securities	(27,125)	4,521
Impairment of receivable from SPAC	590,000	1,657,920
Conversion and settlement value loss on WODI	692,000	-
Gain on redemption of common stock	(687,678)	(1,802,443)
Change in Assets (Increase) Decrease in:
Contracts receivable	758,374	346,797
Contract asset	101,791	47,700
Prepaid expenses and other assets	(11,936)	13,628

Change in Liabilities Increase (Decrease) in:
Accounts payable	(341,187)	(921,795)
Accrued expenses	487,156	177,439
Contract liabilities	451,997	(15,523)

NET CASH USED IN OPERATING ACTIVITIES	(725,756)	(1,906,841)

CASH FLOWS USED FROM INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(590,000)	(1,657,920)
Payments received on long term asset	33,000	-
Purchase of fixed assets	(4,500)	(4,500)

NET CASH USED IN INVESTING ACTIVITIES	(561,500)	(1,662,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable, SBA	(660)	(633)
Proceeds from Line of credit	-	200,000
Payments on Line of credit	(89,040)	-
Payments on loans, merchant cash advance	(110,695)	-
Equity financing purchase agreement	-	130,584
Net payments on cumulative preferred stock dividends and distributions	20,261	3,210
Proceeds from convertible secured promissory notes	960,000	2,532,000
Proceeds from issuance of warrants	426,230	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	252,500	345,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,458,596	3,210,161

NET (DECREASE) INCREASE IN CASH	171,340	(451,824)

CASH BEGINNING OF PERIOD	488,830	1,354,814

CASH END OF PERIOD	660,170	$902,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$-	$255,983

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of Series O dividends	$17	$24
Preferred stock converted to common stock - mezzanine	$455,000	$875,000
Exchange of Series R preferred stock for WODI secured convertible note	$-	$100,000
Exchange of Series X preferred stock for WODI secured convertible note	$-	$250,000
Common stock issued as settlement	$1,933	$8,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 31, 2024

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2023.

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

In 2023, OriginClear combined three of its operating divisions into WODI in anticipation of a merger of such subsidiary with Fortune Rise Acquisition Corp (“FRLA”) a Special Purpose Acquisition Company. The definitive merger agreement between WODI and FRLA was announced on October 24, 2023: https://www.originclear.com/company-news/originclears-water-on-demand-and-fortune-rise-acquisition-corporation-announce-business-combination-to-create-nasdaq-listed-company.

WODI is now composed of three operating units, Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development stage business.

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

The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, achieving a level of profitable operations and receiving additional cash infusions. During the three months ended March 31, 2024, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company generated revenue of $6,573 and its operating divisions have standing purchase orders and open invoices with customers, which will provide funds for operations. Management believes the existing shareholders, the prospective new investors and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Net Earnings (Loss) per Share Calculations

Basic loss per share calculation is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted earnings per share were not the same as the basic loss per share for the three months ended March 31, 2024 and 2023, respectively, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Loss per share

	For the Three Months Ended March 31,
	2024	2023
Loss to common shareholders (Numerator) – continuing operations	$(13,659,322)	$3,789,931

Loss to common shareholders (Numerator) – related to assets held-for sale	(2,236,961)	(4,188,741)

Basic and diluted weighted average number of common shares outstanding (Denominator)	1,443,544,402	1,062,100,064

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements. The agreements generally require billing to be on a progressive basis as work is completed. Credit is extended based on evaluation of clients financial condition and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments. Management performs a quantitative and qualitative review of the receivables past due from customers on a monthly basis. The Company records an allowance against uncollectible items for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. The allowance for doubtful accounts was $368,917 and $379,335 as of March 31, 2024 and December 31, 2023, respectively. The net contract receivable balance was $751,130 and $1,509,504 at March 31, 2024 and December 31, 2023, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at March 31, 2024 and 2023, respectively, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance as prepaid expenses. The prepaid expenses are initially recorded as assets, because they have future economic benefits, and are expensed at the time the benefits are realized. The prepaid expenses balance was $11,936 and $0 at March 31, 2024 and December 31, 2023, respectively.

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

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	5-7 years
Vehicles	3-5 years
Leasehold improvements	2-5 years

	3/31/2024	12/31/23
Machinery and Equipment	$383,569	$383,569
Computer Equipment	66,493	66,493
Furniture	29,810	29,810
Leasehold Improvements	26,725	26,725
Vehicles	64,276	64,276
Demo Units	36,139	36,139
	607,012	607,012
Less accumulated depreciation	(467,539)	(460,277)
Net Property and Equipment	$139,473	$146,735

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

Depreciation expense during the three months ended March 31, 2024 and 2023, was $6,582 and $6,690, respectively.

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

In January 2023, the Company accepted the offer and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were; $235,000 initial payment and the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining amount on the consolidated financial statements as of June 30, 2023. Between July 1, 2023 through March 31, 2024, the Company received additional payments totaling $103,572. As of March 31, 2024, the balance of the receivable was $66,000 which is reflected on the consolidated financial statements.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not to recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2024, the balances reported for cash, contract receivables, cost in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value because of their short maturities.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2024.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, March 31, 2024	$66,492	$66,492	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, March 31, 2024	$20,509,953	$-	$-	$20,509,953

The derivative liabilities consist of $20,052,649 for convertible notes outstanding and $457,304 for warrants outstanding for an aggregate of $20,509,953.

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2023	$7,742,759
Net loss on conversion of debt and change in derivative liabilities	12,767,194
Balance as of March 31, 2024	$20,509,953

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

3/31/2023
Risk free interest rate	4.53% – 4.96%
Stock volatility factor	141% – 219%
Weighted average expected option life	6 mos - 5 yrs
Expected dividend yield	None

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

On October 24, 2023, FRLA and WODI entered into a definitive business combination agreement (the “BCA”). The transaction represents a pro forma equity valuation of approximately $72 million of the Combined Company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders.

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

Since the proposed business combination of WODI with FRLA, meets all the initial criteria for classification of held for sale, the assets, liabilities and operating results of WODI have been classified as held for sale in the period ending March 31, 2024 and financial statements of the prior year ending in December 31, 2023 have been adjusted to reflect comparable as follows:

Assets and Liabilities Held-For-Sale

	March 31,	December 31,
	2024	2023
CURRENT ASSETS
Cash	$502,820	$374,192
Contracts receivable, net allowance of $368,917 and $379,335, respectively (See Note 2)	751,130	1,509,504
Contract assets (See Note 7)	353,311	455,102

Total Current Assets Held-For-Sale	1,607,261	2,338,798

NET PROPERTY AND EQUIPMENT HELD-FOR-SALE	2,689	3,370

NON-CURRENT ASSETS HELD-FOR SALE
SPAC Class B common shares purchase cost (See Note 10)	400,000	400,000

CURRENT LIABILITIES HELD-FOR-SALE
Accounts payable and other payable	$982,435	$1,335,211
Accrued expenses	1,521,023	1,103,159
Contract liabilities (See Note 7)	1,798,364	1,346,366
Tax liability 83(b)	13,600	13,600
Customer deposit	143,503	143,503
Warranty reserve	20,000	20,000
Line of credit (See Note 11)	89,768	178,808
Secured Loans payable	-	110,695
Convertible secured promissory notes (See Note 6)	18,381,089	16,729,089

Total Current Liabilities Held-For-Sale	$22,949,782	$20,980,431

Net Loss from Assets Held-For-Sale

	Three Months Ended
	March 31,	March 31,
	2024	2023

Sales	$936,864	$1,999,821
Cost of Goods Sold	1,055,940	1,875,319
Gross Profit	(119,076)	124,502

Operating Expenses
Selling and marketing expenses	62,324	17,603
General and administrative expenses	315,226	275,578
Depreciation and amortization expense	682	1,139
Total Operating Expenses	378,232	294,320

Loss from Operations	(497,308)	(169,818)

OTHER INCOME (EXPENSE)
Other income	809	142,797
Impairment of receivable from SPAC	(590,000)	(1,607,920)
Conversion and settlement value added to note purchase agreements (See Note 6)	(692,000)	(2,505,339)
Interest expense	(458,462)	(48,461)
TOTAL OTHER (EXPENSE) INCOME	(1,739,653)	(4,018,923)

NET LOSS FROM ASSETS-HELD-FOR-SALE	$(2,236,961)	$(4,188,741)

4.	CAPITAL STOCK

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, is not entitled to any liquidation preference and shares of Series C preferred stock does not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of our stockholders. The purchase price of the Series C preferred stock was $0.0001 per share representing a total purchase price of $0.10 for 1,000 shares. As of March 31, 2024, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of our outstanding common stock, which amount may be increased to 9.99% at the holders discretion upon 61 days’ written notice. As of March 31, 2024, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of outstanding shares of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares of Series F preferred stock do not carry any voting rights. The Company may, in its sole discretion, at any time while the Series F preferred stock is outstanding, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value, plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the three months ended March 31, 2024, the Company exchanged an aggregate of 10 shares of Series F preferred stock for 10 shares of Series Q preferred stock. The shares were exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, the Company had 50 outstanding shares of Series F preferred stock, which the Company was required to, and failed to redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $50,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000 per share and holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock. The Company may, in its sole discretion, at any time while the Series G preferred stock is outstanding, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor. As of March 31, 2024, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I. The Series I has a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock. The Company has the right to redeem the Series I at any time while the Series I are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021 and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of March 31, 2024, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. The Series J has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J COD, which includes certain make-good shares for certain prior investors. As of March 31, 2024, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K. The Series K has a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K is not entitled to any voting rights except as may be required by applicable law and is not convertible into common stock. The Company has the right to redeem the Series K at any time while the Series K are outstanding at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem the Series K two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends. The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the three months ended March 31, 2024, the Company exchanged an aggregate of 10 shares of Series K preferred stock for 10 shares of Series W preferred stock. The shares were exchanged within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 297 shares of Series K preferred stock issued and outstanding which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $297,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L has a stated value of $1,000 per share and holders are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock pursuant to the Series L COD, which includes certain make-good shares for certain prior investors. As of March 31, 2024, there were 321 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M Preferred Stock. Each share of Series M Preferred Stock has a stated value of $25. The Series M Preferred Stock is not convertible into common stock. The holders of outstanding shares of Series M Preferred Stock are entitled to receive dividends, at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of any dividend on the common stock. The Series M Preferred Stock is entitled to a liquidation preference in an amount equal to $25 per share plus any declared but unpaid dividends, before any payments to holders of common stock. The Series M Preferred Stock have no pre-emptive or subscription rights, and there are no sinking fund provisions applicable to the Series M Preferred Stock. The Series M Preferred Stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the Certificate of Designation of Series M Preferred Stock (see ITEM 15. Exhibit 3.29). To the extent it may lawfully do so, the Company may, in its sole discretion, at any time when there are outstanding shares of Series M Preferred Stock, redeem any or all of the then outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of March 31, 2024, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock. The Series O preferred stock has a stated value of $1,000 per share, and entitles holders to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series O preferred stock. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series O preferred stock being converted by the conversion price, provided that, the Series O may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series O preferred stock at any time while the Series O preferred stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2024, the Company issued an aggregate of 172,730 shares of common stock in prorated 4% annualized dividends which were recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 190 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock. The Series P preferred stock has a stated value of $1,000 per share and entitles holders to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into stock of the Company pursuant to the Series P COD, which includes certain make-good shares for certain prior investors, and provided that, the Series P preferred stock may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Series P preferred stock entitles the holders to a payment on an as-converted and pari-passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable to the Series P preferred stock. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of March 31, 2024, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to the Series Q Preferred Stock. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series Q Preferred Stock being converted by the conversion price, provided that, the Series Q may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series Q Preferred Stock at any time while the Series Q Preferred Stock are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense. During the three months ended March 31, 2024, the Company issued an aggregate of 4,576,458 shares of common stock upon conversion of 20 shares of Series Q preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 410 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series R being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series R may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series R at any time while the Series R are outstanding at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price. During the three months ended March 31, 2024, the Company issued an aggregate of 30,496,772 shares of common stock upon conversion of 135 shares of Series R preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 1,473 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as may be required by applicable law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series S being converted by the conversion price, provided that, the Series S may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series S at any time while the Series S are outstanding at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the three months ended March 31, 2024, the Company issued an aggregate of 2,272,728 shares of common stock upon conversion of 10 shares of Series S preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 110 shares of Series S preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U. The Series U has a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as may be required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of the Series U being converted by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that, the Series U may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price will be equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares. As of March 31, 2024, there were 270 shares of Series U preferred stock along with 1,561,500 warrants with a fair value of $0 (with exercise price of $1) issued and outstanding. These warrants associated with Series U were valued using the Black Scholes model (See Note 5).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W. The Series W has a stated value of $1,000 per share, and Series W holders are entitled to cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly. The Series W holders are not entitled to any voting rights except as may be required by applicable law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value of the Series W being converted by the conversion price; provided that, the Series W may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The conversion price will be equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right (but no obligation) to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the three months ended March 31, 2024, the Company issued an aggregate of 11,655,012 shares of common stock upon conversion of 50 shares of Series W preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 847 shares of Series W preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y. The Series Y has an original issue price of $100,000 per share, and holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of annual net profits of newly established, wholly-owned, Water On Demand subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as may be required by applicable law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The Company has the right (but no obligation) to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. In addition, the Series Y holders received shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc or warrants to purchase common shares in Water On Demand, Inc. During the three months ended March 31, 2024, the Company received aggregate funding in the amount of $252,500 through the sale of Series Y preferred stock and issued an aggregate of 52,047,138 shares of common stock upon conversion of 2.4 shares of Series Y preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized. As of March 31, 2024, there were 24.7 shares of Series Y preferred stock along with 53,033,816 warrants with a fair value of $360,185 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 5).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z. The Series Z had an original issue price of $10,000 per share. The Series Z holders were not entitled to dividends or any voting rights. The Series Z was convertible into common stock of the Company pursuant to the Series Z COD, provided that, the Series Z may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice). On February 18, 2022, the Company issued and sold to an accredited investor an aggregate of 25 shares of Series Z preferred stock and issued an aggregate of 2,500,000 warrants. The 25 shares of Series Z were converted to Company’s common stock during the year ended December 31, 2023. As of March 31, 2024, there were 2,500,000 warrants with a fair value of $16,183 (with an exercise price of $0.10) and no shares of Series Z preferred stock issued and outstanding. The warrants were valued using the Black Scholes model (See Note 5).

As of March 31, 2024, the Company accrued aggregate dividends in the amount of $543,664 for all series of preferred stock.

During the three months ended March 31, 2024, the Company redeemed an aggregate of 83,352,197 shares of common stock at a price of $0.01 per share and recognized a gain of $687,678 in the consolidated statements of operations relating to settlement and conversion agreements with certain WODI convertible secured promissory note holders.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series U, Series W, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

Water On Demand, Inc. (“WODI”) Preferred Stock

On April 22, 2022, WODI authorized 50,000,000 shares of preferred stock at $0.0001 par value per share. Due to WODI’s merger with PWT on September 21, 2023 (See Note 10), all series of WODI preferred shares that were previously issued were fully converted to common stock in WODI. As of December 31, 2023 and March 31, 2024, there were no shares of WODI preferred stock issued and outstanding.

OriginClear, Inc. Common Stock

Three Months Ended March 31, 2024

The Company issued 20,698,356 shares of common stock for services at fair value of $213,081, at share prices ranging from $0.0065 - $0.011.

The Company issued 172,730 shares of common stock for Series O preferred stock dividends payable.

The Company issued 19,330,459 shares of common stock for settlement of conversion agreements at a fair value of $1,933.

The Company issued 20,937,829 shares of common stock for alternate vesting at a fair value of $169,596.

The Company issued 101,048,108 shares of common stock upon conversion of $455,000 of preferred stock.

The Company redeemed 83,352,197 shares of common stock at a market price of $0.01 per share with a gain in the amount of $687,678.

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

The Company redeemed 182,145,203 shares of common stock at a market price of $0.01 per share with a gain in the amount of $1,802,443.

Water On Demand, Inc. (‘WODI’) Common Stock

Non-controlling Interest

As of March 31, 2024, WODI had issued and outstanding shares, of which, the Company owns 90.83%, with a minority, non-controlling interest of 9.17%. The following table shows WODI ownership percentage as of March 31, 2024:

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

During the three months ended March 31, 2024, upon qualifying under the alternative vesting schedule, the Company issued an aggregate of 20,937,829 shares relating to the RSGAs and recognized an aggregate expense of $169,596 which is reflected on the financial statements as stock-based compensation.

Warrants

During the three months ended March 31, 2024, the Company issued 1,427,049 warrants for proceeds in the amount of $426,230 and issued 2,020,000 purchase warrants associated with the preferred stocks. A summary of the Company’s warrant activity and related information follows for the three months ended March 31, 2024:

	3/31/2024
	Number of Warrants	Weighted average exercise price
Outstanding - beginning of period	64,401,089	$0.1383
Granted	2,020,000	$0.125
Exercised	-	-
Expired	-	-
Outstanding - end of period	66,421,089	$0.1379

At March 31, 2024, the weighted average remaining contractual life of warrants outstanding:

			Weighted Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.02	600,000	600,000	2.42
$0.0275	8,727,273	8,727,273	7.16
$0.10	2,500,000	2,500,000	2.89
$0.125	49,273,816	49,273,816	2.76 - 5.0
$0.25	3,760,000	3,760,000	2.72 - 2.75
$1.00	1,560,000	1,561,500	0.25 - 0.71
	66,421,089	66,421,089

The derivative liability recognized in the financial statements for the warrants as of March 31, 2024 was $457,304.

At March 31, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

6.	CONVERTIBLE PROMISSORY NOTES

OriginClear, Inc.

As of March 31, 2024, the outstanding convertible promissory notes are summarized as follows:

Convertible Promissory Notes	$2,617,692
Less current portion	597,945
Total long-term liabilities	$2,019,747

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), that matured on various dates and were extended for an additional sixty (60) months from the effective date of each Note. The 2014-2015 Notes bear interest at 10% per year. The maturity dates were extended to November 2023 through April 2026. The 2014-2015 Notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes in effect between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2014-2015 Notes. As of March 31, 2024, the 2014-2015 Notes had an aggregate remaining balance of $683,700 which is long term.

The unsecured convertible promissory notes (the “OID Notes”) had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on June 30, 2023, which were extended to June 30, 2028. The OID Notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620. After the amendment, the conversion price changed to the lesser of $5,600 per share, or b) fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or c) the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. During the year ended December 31, 2023, an addendum to the OID Notes was effectuated to accrue interest on a monthly basis. As of March 31, 2024, the remaining balance on the OID Notes was $62,275, which is long term.

The Company issued various, unsecured convertible promissory notes (the “2015 Notes”), on various dates with the last of the 2015 Notes being issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending on February 2026 through August 2026. The 2015 Notes bear interest at 10% per year. The 2015 Notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2015 Notes. The conversion feature of the 2015 Notes was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the 2015 Notes. As of March 31, 2024, the 2015 Notes had an aggregate remaining balance of $1,200,000, which is long term.

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. The Dec 2015 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Dec 2015 Note did not meet the criteria of a derivative, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Dec 2015 Note and recognized as interest expense in the financial statements. On January 1, 2016, the Dec 2015 Note met the criteria of a derivative and was accounted for under ASC 815. The Dec 2015 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of March 31, 2024, the remaining balance on the Dec 2015 Note was $167,048, which is short term.

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. The Sep 2016 Note was accounted for under ASC 470, whereby, a beneficial conversion feature was recorded at time of issuance. The Sep 2016 Note met the criteria of a derivative and was accounted for under ASC 815. The Sep 2016 Note has zero stated interest rate, and the conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. The Sep 2016 Note did not meet the criteria of a derivative at the date of the issuance, and was accounted for as a beneficial conversion feature, which was amortized over the life of the Sep 2016 Note and recognized as interest expense in the financial statements. The conversion feature of the Sep 2016 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion feature of the Sep 2016 Note. As of March 31, 2024, the remaining balance on the Sep 2016 Note was $430,897, which is short term.

The Company entered into an unsecured convertible promissory note (the “Nov 20 Note”), on November 19, 2020 in the amount of $50,000. The Company received funds in the amount of $50,000. The Nov 20 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty (60) months from the maturity date. The Nov 20 Note bears interest at 10% per year. The Nov 20 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share or (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Nov 20 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of March 31, 2024, the remaining balance on the Nov 20 Note was $13,772, which is long term.

The Company entered into an unsecured convertible promissory note (the “Jan 21 Note”), on January 25, 2021 in the amount of $60,000. The Company received funds in the amount of $60,000. The Jan 21 Note had an original maturity date of January 25, 2022 and was extended for an additional sixty (60) months from the maturity date. The Jan 21 Note bears interest at 10% per year. The Jan 21 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) fifty percent (50%) of the lowest trade price of common stock recorded on any trade after the effective date, or (c) the lowest effective price per share granted. In addition, for each conversion, in event that shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until the shares are delivered. The conversion feature of the Jan 25 Note was considered a derivative in accordance with current accounting guidelines because of the reset conversion features of the Note. As of March 31, 2024, the balance of the Jan 21 Note was $60,000, which is long term.

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

The derivative liability recognized in the financial statements for the convertible promissory notes as of March 31, 2024 was $20,052,649.

Water On Demand, Inc.

During the three months ended March 31, 2024, WODI raised capital in the amount of $960,000 and issued convertible secured promissory notes to investors with 10% interest per annum. Also during the period ended March 31, 2024, per settlement, conversion and redemption agreements with WODI shareholders, an aggregate of 83,352,197 shares of the Parent Company’s common stock were redeemed at the closing share prices on the dates of the convertible secured promissory note agreements, and this fair value of redeemed common stock was added to the cash value of the shareholders’ investments to purchase WODI convertible secured promissory notes. The loss relating to these settlement and conversion agreements of $692,000 was accounted for in the consolidated statements of operations. As of March 31, 2024, WODI had outstanding convertible secured promissory notes in the aggregate amount of $18,381,089.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Equipment Contracts	$363,358	$926,190
Component Sales	206,387	198,391
Waste Water Treatment Systems	-	791,075
Pump Stations	296,360	75,615
Rental Income	6,573	6,573
Services Sales	70,534	8,550
Commission & Training	225	-
	$943,437	$2,006,394

The above table reflects aggregate revenue of $6,573 and $6,573 from continued operations for the three months ended March 31, 2024 and 2023, respectively, and aggregate revenue of $936,864 and $1,999,821 from discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represents revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represents billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets, as they will be liquidated in the normal course of the contract completion. The contract asset for the three months ended March 31, 2024 and the year ended December 31, 2023, was $353,311 and $445,102, respectively. The contract liability for the three months ended March 31, 2024 and the year ended December 31, 2023, was $1,798,364 and $1,346,366, respectively.

8.	FINANCIAL ASSETS

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc. technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into one thousand (1,000) shares of WTII common stock. The stock was valued at fair market value of $0.0075 for a price of $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of the intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. The functionality will not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the financial statements as of June 30, 2018. As of March 31, 2024, the fair value of the preferred shares was $3,200, and had a loss in fair value of $0.

On November 12, 2021, the Company served a conversion notice to WTII and was issued an aggregate of 45,208,649 shares of WTII common stock. As of March 31, 2024, the investment in securities was recorded at fair value in the amount of $63,292, with an unrealized gain of $27,125.

9.	LOANS PAYABLE

Secured Loans Payable

In 2018, the Company entered into short term loans with various lenders for capital expansion secured by the Company’s assets in the amount of $1,749,970, which included finance cost of $624,810. The finance costs were amortized over the terms of the loans, which had various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of March 31, 2024 was $30,646.

On December 6, 2023, the Company entered into short term loan arrangement with a lender secured by the Company’s assets in the amount of $149,900 which included finance cost of $59,900 which was expensed upon initiation of the loan, with a net amount of $90,000 received by the Company. The loan was fully paid off during the three months ended March 31, 2024 and as of March 31, 2024, the balance outstanding is $0.

Small Business Administration Loan

On June 12, 2020, the Company received an Economic Injury Disaster Loan (the “EIDL”) in the amount of $150,000. Following the deferral period for the EIDL, the Company started to repay the principal amount, with interest, on a monthly basis. As of March 31, 2024, the remaining balance on the EIDL was $146,557.

10.	WATER ON DEMAND INC. (“WODI”)

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

On November 16, 2022, WODI filed a Form 1-A Offering Circular for an offering under Regulation A (the “WODI Reg A Offering”) of the Securities Act of 1933 with the U.S. Securities and Exchange Commission. The purpose of the WODI Reg A Offering is to allow potential investors the opportunity to invest directly in WODI. The Offering had a minimum investment of $1,000 per investor and was conducted on a best-efforts basis. An aggregate of 12,000 shares were sold for total proceeds of $60,000 under the WODI Reg A Offering. The WODI Reg A Offering was suspended in June 2023.

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

Promissory Notes

Since buying the sponsorship interest in the SPAC on December 22, 2022 through March 31, 2024, WODI and the Company made payments on behalf of the SPAC in the aggregate amount of $4,619,985. As of March 31, 2024, WODI and the Company received an aggregate of $4,619,985 in unsecured promissory notes (the “SPAC Notes”) from the SPAC in exchange for the payments made on behalf of the SPAC to meet its operating expenses and the extension payments. The SPAC Notes are non-interest bearing and payable (subject to the waiver against SPAC trust provisions) on the earlier of (i) consummation of the SPAC initial business combination; or (ii) the date of the liquidation of the SPAC. The principal balance of each SPAC Note may be prepaid at any time, at the election of the SPAC.

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

Impairment of receivable

Although the payments made on behalf of the SPAC are amounts receivable to WODI, for the period ended March 31, 2024, WODI considered the aggregate amount of $590,000 for the SPAC Notes to be impaired and recorded it as an expense on the consolidated income statements, as it is deemed probable that the SPAC may not have funds to pay back with interest all of the Class A shareholders and WODI for the amounts advanced to the SPAC. In the event of WODI successfully merging with the SPAC, all amounts paid by WODI on behalf of the SPAC, including any future payments made until such merger is fully consummated will be received back by WODI.

Recording of membership interest:

As of March 31, 2024, WODI recorded the purchase of Class B Founder Shares at lower of cost or market at $400,000 on the consolidated balance sheet as other asset held-for-sale.

Impairment analysis for Class B Common Founder Shares as at March 31, 2024

The Company retained an independent valuation firm for the purpose of conducting a valuation of the fair value of Sponsor Founder Shares (Class B) of Fortune Rise Acquisition Corp. as of December 31, 2023.

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

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and August 3, 2023, WODI entered into Restricted Stock Grant Agreements (the “WODI RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of WODI and to increase its value. WODI RSGAs provide for the issuance of up to 15,550,000 shares of WODI common stock provided certain milestones and vesting are met in certain stages. The restricted shares may become fully vested and no longer subject to risk of forfeiture (“Vested Shares”) if WODI shares are uplisted to a National Exchange, then upon such uplisting, 25% of the restricted shares that shall vest and become Vested Shares and 6.25% each three-month period thereafter, subject to the following: (i) If WODI shares are traded on a National Exchange, then the amount of restricted shares which shall become Vested Shares during any three-month period shall not exceed an amount representing the greater of (a) 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI and (b) the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. (ii) If WODI shares are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, then the amount of restricted shares which shall become Vested Shares during any three month period shall not exceed an amount representing 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI, or if WODI shares are traded on a national securities exchange, the greater of (b)(i) and the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. If WODI shares do not achieve listing on a national securities exchange within three years of the Effective Date, then the restricted shares shall vest and become Vested Shares at a rate equal to 25% on the three-year anniversary of the Effective Date and 6.25% each three-month period thereafter. WODI has not recognized any costs associated the WODI RSGAs because milestones and vesting have not been achieved. As the milestones are achieved, the shares shall become eligible for vesting and issuance. On September 21, 2023, per the Merger Plan Agreement and per the conversion ratio of 0.19737 established in the Merger Plan Agreement, the 15,550,000 total issuable shares under the WODI RSGAs were converted to 3,069,100 total issuable shares. On October 23, 2023, certain WODI RSGAs were canceled and new WODI RSGAs were issued. As of March 31, 2024, there were 2,581,344 total issuable shares under the WODI RSGAs. As the milestones are achieved, the shares shall become eligible for vesting and issuance. During the three months ended March 31, 2024, no issuable shares under the WODI RSGAs vested and no costs associated with the milestones were recognized because achievement is not probable.

11.	LINE OF CREDIT

During the year ended December 31, 2023, the Company obtained 12 month credit lines in the aggregate amount of $345,875, with an interest rate of 26.07%. Through March 31, 2024, the Company paid principal in the amount of $256,107, leaving a principal balance of $89,768 as of March 31, 2024.

12.	ASSETS HELD FOR SALE – CONTINUING OPERATIONS

On March 1, 2021, the Company issued an aggregate of 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per terms of a Securities Purchase Agreement (the “SPA”). Per the SPA, the Company agreed to sell to Purchaser, and Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share per terms of the SPA, which were exercisable at any time in whole or in part. The purchaser and the Company agreed that in lieu of the purchase price for the Series T, the Purchaser transferred to the Company real property, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company at that time. The real property consisted of real estate in Buenos Aires Argentina. The real property exchanged for 630 shares of Series T was recorded at $630,000 at that time. Based on indicator of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the asset for sale from $630,000 to $514,000 and recorded an impairment of $116,000 in the consolidated financial statements.

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

In January 2023, the Company accepted the offer and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were; $235,000 initial payment and the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining balance. Between July 1, 2023 through March 31, 2024, the Company received additional payments totaling $103,572. As of March 31, 2024, the balance of the receivable was $66,000 which is reflected on the consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,500.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company has various insurance policies relating to the guarantee of completed work, which in the opinion of management will adequately cover any potential claims. A warranty reserve has been provided under PWT based on the opinion of management and based on Company history in the amount of $20,000 for three months ended March 31, 2024 and the year ending December 31, 2023.

Litigation

There are no material updates to the litigation matters with Process Solutions, Inc. as previously disclosed in the Form 10-K filed on April 18, 2024.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined that there are the following subsequent events:

Between April 1, 2024 and May 1, 2024, the Company issued to consultants an aggregate of 2,969,808 shares of the Company’s common stock for services.

Between April 3, 2024 and April 24, 2024, the Company entered into settlement agreements with certain accredited investors pursuant to which the Company issued an aggregate of 102,883,285 shares of the Company’s common stock in settlement of certain claims with such persons. These issuances were made to settle shareholder disputes regarding timing of the conversion of preferred shares into common shares.

Between April 3, 2024 and May 1, 2024, an aggregate of 42,975,239 shares of common stock were redeemed by the Company, and the redemption amount, together with cash paid by the redeeming stockholders, were used by the stockholders to purchase convertible secured promissory notes from WODI.

Between April 3, 2024 and May 1, 2024, holders of the Company’s Series Y preferred stock converted an aggregate of 1.3 Series Y shares into an aggregate of 18,560,607 shares of the Company’s common stock.

Between April 5, 2024 and May 6, 2024, WODI made payments on behalf of the SPAC in the aggregate amount of $255,000.

Between April 9, 2024 and April 12, 2024, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 1.3 shares of the Company’s Series Y preferred stock for an aggregate purchase price of $131,300. The Company also issued an aggregate of 1,050,400 warrants to purchase shares of its common stock to these investors.

On May 14, 2024, holders of the Company’s Series O preferred stock converted an aggregate of 5 Series O shares into an aggregate of 965,252 shares of the Company’s common stock.

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

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Revenue and Cost of Sales

Revenue for the three months ended March 31, 2024 and 2023 was $6,573 and $6,573, respectively. There was no cost of sales for the three months ended March 31, 2024 and 2023, respectively.

Selling and Marketing Expenses

For the three months ended March 31, 2024, we had selling and marketing expenses of $526,640, compared to $796,619 for the three months ended March 31, 2023. The decrease in selling and marketing expenses was primarily due to a decrease in marketing expenses.

General and Administrative Expenses

For the three months ended March 31, 2024, we had general and administrative expenses of $893,300 compared to $905,916 for the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to an increase in outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $17,639,232 to $(12,239,373) for the three months ended March 31, 2024, compared to $5,399,859 for the three months ended March 31, 2023. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $16,642,571 and gain on redemption of common stock of $1,114,765, offset by an increase in unrealized gain on investment securities of $31,646, impairment of receivable of $50,000 and decrease in interest expense of $36,458.

Net Income/(Loss)

Our net loss increased by $15,404,749 to $(15,896,283) for the three months ended March 31, 2024, compared to net loss of $(491,534) for the three months ended March 31, 2023. The majority of the increase in net loss was due primarily to an increase in other expenses associated with the net change in fair value of derivative instruments estimated each period. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the three months ending March 31, 2024. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our prior sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

At March 31, 2024 and December 31, 2023, we had cash of $157,351 and $114,640 and a working capital deficit of $45,837,183 and $32,249,892 respectively. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, current liabilities held-for-sale and accrued expenses, with a decrease in convertible promissory notes.

During the period ended March 31, 2024, we raised an aggregate of $252,500 from the sale of preferred stock in private placements and $1,386,230 for WODI convertible secured promissory notes and warrants. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $725,756 for the three months ended March 31, 2024, compared to $1,906,841 for the prior period ended March 31, 2023. The decrease in cash used in operating activities was primarily due to a decrease in value added to note purchase agreements, impairment of receivable and gain on redemption of common stock, with an increase in contracts receivable, contract assets, accrued expenses and contract liabilities.

Net cash flows used in investing activities was $561,500 for the three months ended March 31, 2024, compared to $1,662,420 for the prior period ended March 31, 2023. The decrease in cash used in investing activities was primarily due to a decrease in notes receivables during the period.

Net cash flows provided by financing activities was $1,458,596 for the three months ended March 31, 2024, as compared to $3,210,161 for the three months ended March 31, 2023. The decrease in cash provided by financing activities was due primarily to a decrease in proceeds for issuance of preferred stock and promissory notes. To date we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings.

There are no material updates to the litigation matters with Process Solutions, Inc. as previously disclosed in the Form 10-K filed on April 18, 2024.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of the filing of this report, the Company has 50 shares of Series F preferred stock outstanding which the Company failed to redeem on September 1, 2020, for an aggregate redemption price (equal to the stated value) of $50,000.

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

As of the date of the filing of this report, the Company has 297 shares of Series K preferred stock outstanding which the Company was required to, and failed to redeem between August 5, 2021 and March 26, 2022, for an aggregate redemption price (equal to the stated value) of $297,150.

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

May 15, 2024	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)