Form 10-Q
period 2024-06-30
ORIGINCLEAR, INC.
filed 2024-08-14
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2024

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

As of August 13, 2024, there were 1,585,533,032 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,899	$114,639
Current assets held-for-sale	1,961,320	2,338,798
Fair value investment in securities	36,167	36,167
Prepaid expenses	11,048	-
TOTAL CURRENT ASSETS	2,041,434	2,489,604

Net property and equipment	130,232	143,366
Net property and equipment held-for-sale	2,006	3,370
NET PROPERTY AND EQUIPMENT	132,238	146,736
OTHER ASSETS
Receivable on sale of asset	33,000	99,000
Non-current assets held- for-sale	418,000	400,000
Fair value investment-securities	3,200	3,200
Trademark	4,467	4,467
TOTAL OTHER ASSETS	458,667	506,667

TOTAL ASSETS	$2,632,339	$3,143,007

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other payable	$818,125	$647,483
Accrued expenses	1,867,045	1,774,513
Cumulative preferred stock dividends payable	613,215	523,403
Customer deposit	2,950	2,950
Secured loans payable	-	30,646
Loans payable, SBA	145,890	147,217
Derivative liabilities	14,336,270	7,742,759
Series F 8% Preferred Stock, 50 and 60 shares issued and outstanding, respectively, redeemable value of $50,000 and $60,000 respectively	50,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively, redeemable value of $25,000 and $25,000, respectively	25,000	25,000
Series K 8% Preferred Stock, 297.15 and 307.15 shares issued and outstanding, respectively, respectively, redeemable value of $297,150 and $307,150, respectively	297,150	307,150
Convertible promissory notes, net of discount of $0 and $0, respectively	597,944	2,472,944
Current liabilities held-for-sale	25,516,270	20,980,431
TOTAL CURRENT LIABILITIES	44,294,859	34,739,496

Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	2,019,747	144,747
TOTAL LONG TERM LIABILITIES	2,019,747	144,747

TOTAL LIABILITIES	46,314,606	34,884,243

COMMITMENTS AND CONTINGENCIES (Note 13)

Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively, redeemable value of $210,000 and $210,000, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320,495 and 320,495 shares issued and outstanding, respectively, redeemable value of $320,495 and $320,495, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively, redeemable value of $1,007,500 and $1,007,500, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 185 and 190 shares issued and outstanding, respectively, redeemable value of $185,000 and $190,000, respectively	185,000	190,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding, respectively redeemable value of $30,000 and $30,000, respectively	30,000	30,000
Series Q 12% Convertible Preferred Stock, 410 and 420 shares issued and outstanding, respectively, redeemable value of $410,000 and $420,000, respectively	410,000	420,000
Series R 12% Convertible Preferred Stock, 1,473 and 1,608 shares issued and outstanding, respectively, redeemable value of $1,473,000 and $1,608,000, respectively	1,473,000	1,608,000
Series S 12% Convertible Preferred Stock, 110 and 120 shares issued and outstanding, respectively, redeemable value of $110,000 and $120,000, respectively	110,000	120,000
Series U Convertible Preferred Stock, 270 and 270 shares issued and outstanding, respectively, redeemable value of $270,000 and $270,000, respectively	270,000	270,000
Series W 12% Convertible Preferred Stock, 696.50 and 886.5 shares issued and outstanding, respectively, redeemable value of $696,500 and $886,500, respectively	696,500	886,500
Series Y Convertible Preferred Stock, 25.9 and 24.6 shares issued and outstanding, respectively, redeemable value of $2,597,327 and $2,460,227, respectively	2,595,327	2,460,227
	7,307,822	7,522,722

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized 31,500,000 and 31,5000,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
1,000 and 1,000 shares of Series C issued and outstanding, respectively	-	-
Subscription payable for purchase of equipment	100,000	100,000
Common stock, $0.0001 par value, 16,000,000,0000 shares authorized 1,613,089,087 and 1,399,782,046 equity shares issued and outstanding, respectively	161,309	139,978
Additional paid in capital - Common stock	82,490,747	81,949,274
Noncontrolling interest	(2,593,979)	(2,239,493)
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(131,151,184)	(119,216,735)
TOTAL SHAREHOLDERS’ DEFICIT	(50,990,089)	(39,263,958)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,632,339	$3,143,007

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$-	$6,573	$6,573	$13,146
Cost of revenue	6,552	6,463	13,134	13,153
Gross (loss) profit	(6,552)	110	(6,561)	(7)

Operating expenses
Selling and marketing expenses	605,918	605,636	1,132,558	1,402,255
General and administrative expenses	730,573	638,601	1,623,873	1,665,057
Total Operating expenses	1,336,491	1,244,237	2,756,431	3,067,312

Loss from Operations	(1,343,043)	(1,244,127)	(2,762,992)	(3,067,319)

OTHER INCOME (EXPENSE)
Other income	-	23,416	-	23,416
Impairment of receivable from SPAC	-	-	-	(50,000)
Gain on write off of loans payable	30,646	-	30,646	-
Unrealized loss on investment securities	-	-	-	(4,521)
(Loss) gain on conversion of stock	567,500	(1,802,443)	1,255,178	5,403,828
Gain (loss) on net change in derivative liability and conversion of debt	6,173,683	(1,049,498)	(6,593,511)	2,825,879
Interest and dividend expense	(165,585)	(239,105)	(352,567)	(462,545)
TOTAL OTHER INCOME (EXPENSE)	6,606,244	(3,067,630)	(5,660,254)	7,736,057

Net income (loss) from continuing operations	5,263,201	(4,311,757)	(8,423,246)	4,668,738
Net loss from assets held-for-sale	(1,655,853)	(3,373,086)	(3,865,689)	(9,271,546)
Net income (loss)	$3,607,348	$(7,684,843)	$(12,288,935)	$(4,602,808)

Basic and fully diluted earnings (loss) per share from continuing operations	$0.00	$(0.00)	$(0.01)	$(0.00)
Basic and fully diluted (loss) earnings per share from assets held-for-sale	$(0.00)	$(0.00)	$(0.00)	$(0.01)
BASIC AND DILUTED	$0.00	$(0.01)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,558,824,206	1,195,322,992	1,501,184,304	1,243,518,367

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2023
	Preferred stock		Mezzanine	Common Stock		Additional Paid-in-	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2022	32,502,475	3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$-	$(108,966,645)	$(26,016,787)
Common stock issued for cash per equity financing agreement	-	-	-	18,645,028	1,865	128,719	-	-	-	-	130,584
Common stock issued upon conversion of convertible promissory note	-	-	-	55,788,402	5,579	161,786	-	-	-	-	167,365
Common stock issued at fair value for services	-	-	-	45,217,435	4,521	420,405	-	-	-	-	424,926
Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	-	40,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(55,000)	11,490,310	1,149	53,851	-	-	-	-	55,000
Common stock issued for conversion of Series R Preferred stock	-	-	(720,000)	146,475,763	14,648	705,352	-	-	-	-	720,000
Common stock issued for conversion of Series S Preferred stock	-	-	(50,000)	8,864,250	886	49,114	-	-	-	-	50,000
Common stock issued for conversion of Series U Preferred stock	-	-	(65,000)	9,078,212	908	64,092	-	-	-	-	65,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(1,330,000)	233,043,093	23,305	1,306,695	-	-	-	-	1,330,000
Common stock issued for conversion of Series Z Preferred stock	-	-	(250,000)	61,728,395	6,173	243,827	-	-	-	-	250,000
Common stock issued for Series O Preferred stock dividends	-	-	-	498,280	50	(50)	-	-	-	-	-
Common stock issued for conversion settlement agreements	-	-	-	265,181,982	26,518	(26,518)	-	-	-	-	-
Common stock issued for alternate vesting	-	-	-	11,584,932	1,158	119,382	-	-	-	-	120,540
Common stock issued through a Reg A to investors for cash	-	-	-	7,500	1	37,499	-	-	-	-	37,500
Issuance of Series A Preferred stock granted to Series Y investors	209	-	-	-	-	23,588	-	-	-	-	23,588
Issuance of Series B Preferred stock granted to investors	367,400	37	-	-	-	132,227	-	-	-	-	132,264
Exchange of Series K Preferred stock for Series W Preferred stock	-	-	100,000	-	-	-	-	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	376,300	-	-	-	-	-	-	-	-
Exchange of Series R Preferred stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-	-
Exchange of Series X Preferred stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-	-
Return of investment for Series Y Preferred stock	-	-	(10,000)	-	-	-	-	-	-	-	-
Redemption of common stock for note purchase agreements	-	-	-	(589,253,845)	(58,925)	(5,344,903)	-	-	-	-	(5,403,828)
Net Loss	-	-	-	-	-	-	-	-		(4,602,808)	(4,602,808)
Balance at June 30, 2023 (unaudited)	32,870,084	$3,187	$8,473,072	1,299,440,930	$129,945	$80,859,797	$100,000	$(132)	$-	$(113,569,453)	$(32,476,656)

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2024
	Preferred stock		Mezzanine	Common stock		Additional Paid-in	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total
Balance at December 31, 2023	31,501,000	3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)
Rounding	-	-	-	-	-1		-	-	-	-	-1
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(139,560,037)	(13,956)	(1,241,222)	-	-	-	-	(1,255,178)
Common stock issued for alternative vesting	-	-	-	20,937,829	2,094	167,505	-	-	-	-	169,599
Common stock issued for conversion settlement	-	-	-	122,213,744	12,221	(12,221)	-	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	(5,000)	965,252	97	4,903	-	-	-	-	5,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000
Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000
Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000
Common stock issued for conversion of Series W Preferred stock	-	-	(200,000)	41,715,134	4,172	195,828	-	-	-	-	200,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(440,000)	83,840,346	8,384	431,616	-	-	-	-	440,000
Common stock issued at fair value for services	-	-	-	45,411,996	4,541	407,613	-	-	-	-	412,154
Common stock issued for Series O Preferred stock dividends	-	-	-	436,819	44	(44)	-	-	-	-	-
Issuances of Series Y Preferred stock through private placement	-	-	575,100	-	-	-	-	-	-	-	-
Exchange of Series F Preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Exchange of Series K Preferred stock for Series W Preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	426,230	-	-	-	-	426,230
Net Loss	-	-	-	-	-	-	-	-	(354,486)	(11,934,449)	(12,288,935)
Balance at June 30, 2024 (unaudited)	31,501,000	$3,150	$7,307,822	1,613,089,087	$161,309	$82,490,747	$100,000	$(132)	$(2,593,979)	$(131,151,184)	$(50,990,089)

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,423,246)	$4,668,738
Net loss from assets held-for sale	(3,865,689)	(9,271,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,498	15,432
Common and preferred stock issued for services	412,154	424,926
Loss (gain) on net change in valuation of derivative liability	6,593,511	(2,825,879)
Stock based compensation expense	169,599	120,540
Preferred stock incentive compensation expense	-	155,852
Debt discount recognized as interest expense	90,000	-
Net unrealized loss on fair value of securities	-	4,521
Impairment of receivable from SPAC	1,128,000	2,650,986
Conversion and settlement value loss on WODI	1,297,000	6,037,589
Gain on redemption of common stock	(1,255,178)	(5,403,828)
Gain on write-off of payable	(30,646)	-
Change in Assets (Increase) Decrease in:
Contracts receivable	262,091	1,061,010
Contract asset	(21,804)	390,206
Prepaid expenses and other assets	(45,401)	14,226
Other assets	(18,000)	(27,694)
Change in Liabilities Increase (Decrease) in:
Accounts payable	303,913	(1,512,839)
Accrued expenses	981,394	401,092
Contract liabilities	273,393	(208,564)
Tax liability 83(b)	-	(2,000)
Trust escrow	-	24,500
Net cash used in operating activities	(2,134,412)	(3,282,732)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(1,128,000)	(2,650,986)
Payments received on long term asset	66,000	230,428
Purchase of fixed assets	(9,000)	(9,000)
Net cash used in investing activities	(1,071,000)	(2,429,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable, SBA	(1,327)	(1,273)
Proceeds from line of credit	-	200,994
Payments on line of credit	(125,745)	-
Proceeds from loans, merchant cash advance	135,000	-
Payments on loans, merchant cash advance	(189,445)	-
Equity financing through the purchase of common shares	-	168,084
Net payments on cumulative preferred stock dividends	89,812	9,761
Proceeds from convertible secured promissory notes	2,042,500	4,994,000
Proceeds from issuance of warrants	426,230	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	575,100	366,300
Net cash provided by financing activities	2,952,125	5,737,866

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(253,287)	25,576
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	488,830	1,354,814
CASH AND CASH EQUIVALAENTS END OF PERIOD	$235,543	$1,380,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$28,817	$255,983
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$-	$167,365
Issuance of Series O dividends	$44	$50
Preferred stock converted to common stock - mezzanine	$810,000	$2,510,000
Exchange of Series R Preferred Stock for WODI secured convertible note	$-	$100,000
Exchange from liability to mezzanine	$20,000	$-
Common stock issued as settlement	$12,221	$26,518
Exchange of Series X Preferred Stock for WODI secured convertible note	$-	$250,000
Shares issued for alternate vesting	$-	$1,158
Redemption of shares for secured promissory notes	$-	$58,925
Conversion of liability classified preferred stock to mezzanine	$-	$100,000

ORIGINCLEAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (the “Company”) are unaudited and, in the opinion of management, include all adjustments, including all normal recurring items for a fair statement of the Company’s financial position and results of operations for all periods presented. All intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2023 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for fiscal year ending December 31, 2024.

OriginClear was founded as OriginOil® in 2007 and began trading on the OTC in 2008. In 2015, it was renamed OriginClear® to reflect its new mission to develop breakthrough businesses in the industrial water sector. Today, OriginClear is structured as the Clean Water Innovation Hub™ and intends to leverage its retail investor development capabilities to help bring potentially disruptive companies to market. For the foreseeable future, OriginClear will focus its entire capabilities to the success of its subsidiary, Water On Demand, Inc. (“WODI”).

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

WODI is now composed of three operating units: Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development stage business.

●	PWT is responsible for a significant percentage of the Company’s revenue, specializing in engineered water treatment solutions and custom treatment systems.

●	MWS holds a worldwide, exclusive master license to the intellectual property of Daniel M. Early, which includes five patents and related intellectual property, know-how, and trade secrets (“Early IP”). In April 2023, OriginClear commissioned a valuation of the Early IP. MWS features products differentiated by the Early IP and complemented with additional know-how and trade secrets.

●	WOD is an incubation of the Company that aims to offer private businesses water self-sustainability as a service, enabling them to pay for water treatment and purification services on a per-gallon basis. This model is commonly known as Design-Build-Own-Operate (“DBOO”).

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. These financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern and appropriateness of using the going concern basis depend on, among other things, achieving profitable operations and receiving additional cash infusions. During the six months ended June 30, 2024, the Company obtained funds from the issuance of convertible note agreements and from sale of its preferred stock. Management believes this funding will continue from its’ current investors and from new investors. The Company generated revenue of $6,573 and its operating divisions have standing purchase orders and open invoices with customers, which will provide funds for operations.

Management believes the existing shareholders, the prospective new investors, and future sales will provide the additional cash needed to meet the Company’s obligations as they become due and will allow the development of its core business operations. However, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations in the case of debt financing or cause substantial dilution for our stockholders in the case of equity financing.

2.	Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OriginClear, Inc. and its subsidiaries: WODI, (which consists of operating divisions Progressive Water Treatment, Modular Water Systems and Water On Demand), Water On Demand #1, Inc., and OriginClear Technologies, Ltd. All material intercompany transactions have been eliminated upon consolidation of these entities.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, derivative liabilities and other conversion features, fair value investments, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Earnings (Loss) per Share Calculations

Basic loss per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly to basic earnings per share, except that the denominator is adjusted to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended June 30, 2024, and 2023, the Company’s diluted earnings per share were the same as basic loss per share because the inclusion of any potential common shares would have been anti-dilutive due to the Company’s net losses.

The Company excludes issuable shares from warrants, convertible notes, and preferred stock, if their impact on the loss per share is anti-dilutive, and includes the issuable shares if their impact is dilutive.

Loss per share

	For the Six Months Ended
	June 30,
	2024	2023
Loss to common shareholders (Numerator)- continuing operations	$(8,423,246)	$4,668,738
Loss to common shareholders (Numerator) - related to assets held-for-sale	(3,865,689)	(9,271,546)
Basic and diluted weighted average number of common shares outstanding (Denominator)	1,501,184,304	1,243,518,367

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contract with Customers (“ASC 606”). We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Nature of Contracts and Performance Obligations

Engineered Water Treatment Solutions (PWT)

We design, manufacture, and install our customer water treatment systems for municipalities, industrial clients, and commercial entities. Our performance obligations typically include the delivery and installation of water treatment systems that meet specific customer requirements. Revenue from these contracts is recognized over time as performance obligations are satisfied, using a cost-cost input method, which reflects the extent of progress towards completion. The transaction price is determined based on fixed fees agreed upon in the contract, and any variable considerations, such as performance bonuses, are estimated at contract inception and constrained to avoid significant reversals.

Sales Price Calculation

The transaction price for each contract is determined based on the agreed-upon terms with the customer, indicating fixed fees and variable consideration where applicable. Variable consideration is estimated at contract inception and constrained to the extent that is it probable that significant reversal of recognized revenue will not occur when the uncertainty is resolved.

Contract Modifications

Contract modifications are accounted for when they create or change existing enforceable rights and obligations. The impact of modifications on transaction prices and performance obligations is recognized in the period when the modifications are approved.

Significant Judgements and Estimates

●	Estimating Progress Towards Completion: For long-term contracts, we use the cost-to-cost method to estimate progress towards completion, considering total costs incurred relative to total estimated costs to complete the project.

●	Variable Consideration: Estimates to variable considerations are constrained to ensure that recognized revenue is not subject to significant reversals in future periods.

Material Rights and Obligations

Our contracts may include material rights for customers to receive effective water treatment solutions and ongoing maintenance services. Our obligations include designing, manufacturing, delivering, installing, and maintaining water treatment systems, as well as providing continuous water treatment services under the DBOO model.

In accordance with ASC 280-10-50-38 through 50-41, we provide entity wide disclosures, including:

●	Product and Services: Our products and service offering include comprehensive water treatment solutions, such as design, manufacturing, and outsourced water treatment services.

●	Geographical Areas: We primarily serve customers in the United States and Canada, with some international clients in Japan, Argentina and the Middle East.

Significant Customers

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts for the revisions become known. Provisions are estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income which are recognized in the period the revisions are determined.

Contract receivables are recorded on contracts for amounts currently due based on progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations and not allocated to contract costs.

We recognize revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with ASC 606. Under ASC 606, revenue and associated profit will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

Contract Receivable

The Company bills its customers in accordance with contractual agreements, which generally require billing on a progressive basis as work is completed. Credit is extended based on evaluation of each client’s financial condition, and collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any customer is unable to make required payments.

Management performs a quantitative and qualitative review of past-due receivables from customers on a monthly basis. An allowance against uncollectible items is recorded for each customer after all reasonable means of collection have been exhausted, and the potential for recovery is considered remote. Reasonable means of collection may include multiple follow-up communications, renegotiation of payment terms, and if necessary, legal action.

The allowance for doubtful accounts was $355,453 and $379,335 as of June 30, 2024, and December 31, 2023, respectively. The net contract receivable balance was $1,247,416 and $1,509,504 as of June 30, 2024, and December 31, 2023, respectively.

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Under this method, total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation uses the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed, is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year, or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill as of June 30, 2024, and 2023, respectively, and determined there was no impairment of indefinite lived intangibles and goodwill.

Prepaid Expenses

The Company records expenditures that have been paid in advance for goods or services to be received in the future as prepaid expenses. These prepaid expenses are initially recorded as assets because they have future economic benefits. They are expensed as the benefits are realized.

The prepaid expenses balance was $45,401 and $0 as of June 30, 2024, and December 31, 2023, respectively.

Property and Equipment

Property and equipment are stated at cost. Gain or loss is recognized upon disposal of property and equipment, and the asset and related accumulated depreciation are removed from the accounts. Expenditures for maintenance and repairs are charged to expense as incurred, while expenditures for addition and improvement are capitalized. Furniture and equipment are depreciated on the straight-line method and include the following categories:

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	3-7 years
Computer software	3 years
Vehicles	3-6 years
Leasehold improvements	2-5 years or lease term

	June 30,	December 31,
	2024	2023
Machinery and equipment	$383,571	$383,569
Computer equipment and software	66,491	66,493
Vehicles	64,277	64,276
Demo Units	36,139	36,139
Furniture and fixtures	29,809	29,810
Leasehold improvements	26,725	26,725
Gross property and equipment	607,012	607,012
Less accumulated depreciation	(474,774)	(460,276)
Net property and equipment	$132,238	$146,736

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the event that the facts and circumstances indicate that the cost of any long-lived assets be impaired, an evaluation of recoverability would be performed in accordance with GAAP.

Depreciation expense during the six months ended June 30, 2024, and 2023, was $14,498 and $15,432, respectively.

Long Term Asset Held for Sale

On March 1, 2021, the Company issued 630 shares of Series T Preferred Stock to an accredited investor (the “Purchaser’’) per the terms of a Securities Purchase Agreement (the “SPA”). According to the SPA, the Purchaser received 630 shares of Series T Preferred Stock, and two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share. These warrants are exercisable at any time, in whole or in part. In lieu of the purchase price for the Series T Preferred Stock, the Purchaser transferred to the Company real property with an aggregate value of $630,000. This property, based on a independent appraisal, consisted of residential real estate in Buenos Aires, Argentina, valued at $580,000, and eight undeveloped lots in the Terralta private neighborhood development, valued at $50,000. The property was recorded on the condensed consolidated balance sheet as long-term asset held for sale at $630,000. The property was listed for sale in July 2021. Due to impairment indicators during the year ended December 31, 2021, the Company reduced the value of the asset from $630,000 to $514,000, recording an impairment of $116,000 in the consolidated financial statements.

During the year ended December 31, 2022, after evaluating several offers, the Company accepted an offer of $400,000, which was $114,000 below the adjusted value, reflecting the real estate market conditions in Buenos Aires, Argentina. Based on that indicator of impairment, during the year ended December 31, 2022, the Company further adjusted the value of the asset held for sale from $514,000 to $400,000 on the balance sheet and recorded an impairment of $114,000 in the consolidated financial statements. All Series T preferred stock was converted, and the related warrants expired by during the period ended December 31, 2022.

In January 2023, the Company accepted the offer and on April 8, 2023, executed a deed for the sale of the property for $400,000. The payment terms included an initial payment of $235,000, with the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each.

The initial payment was received by SMS Argentina (“SMS”), an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. SMS remitted taxes due on the transaction to the Federal Administration of Public Income (“AFIP”), the taxation authority in Argentina. On June 21, 2023, the Company received a net payment of $164,935, after taxes and closing fees totaling $65,493.

During 2023, the Company recorded a receivable of $169,572 for the remaining amount on the consolidated financial statements. As of June 30, 2024, the balance of the receivable was $33,000 which is reflected on the condensed consolidated balance sheet.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”), where the value of the award is measured on the grant date and recognized over the vesting period.

For stock option and warrant grants issued and vesting to non-employees, the Company follows the authoritative guidance of the FASB, where the value of the stock compensation is determined based upon the measurement date, which is either (a) the date at which a performance commitment is reached, or (b) the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges are generally amortized over the vesting period on a straight-line basis. If there are no future performance requirements by the non-employee, option grants vest immediately, and the total stock-based compensation charge is recorded in the period of the measurement date.

Accounting for Derivatives

The Company evaluates all its financial instruments to determine if they qualify as derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments accounted for as liabilities, the derivative instrument is initially recorded at its fair value and revalued at each reporting date. Changes in the fair value are reported in the consolidated statements of operations.

For stock-based derivative financial instruments, the Company uses a probability-weighted average series Binomial lattice option pricing model to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including the determination of whether they should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified on the condensed consolidated balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the condensed consolidated balance sheet, where it is practicable to estimate that value. As of June 30, 2024, the balances reported for cash, contract receivables, costs in excess of billing, prepaid expenses, accounts payable, billing in excess of cost, and accrued expenses approximate the fair value due to their short maturities.

We adopted ASC Topic 820 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1: Observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2: Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

●	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2024:

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, June 30, 2024	$39,367	$39,367	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Convertible notes liability	$14,101,479	$-	$-	$14,101,479
Warrants liability	234,791	-	-	234,791
Total derivative liability, June 30, 2024	14,336,270	-	-	14,336,270

The following is a reconciliation of the derivative liability for which level 3 inputs were used in determining the approximate fair value:

Balance as of January 1, 2024	$7,742,759
Net loss on conversion of debt and change in derivative liabilities	6,593,511
Balance as of June 30, 2024	$14,336,270

For the purpose of determining the fair market value of the derivative liability, the Company used a Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

June 30,
2024
Risk free interest rate	4.53% - 5.01%
Stock volatility factor	101.9% - 218.8%
Weighted average expected option life (in years)	.5 - 4.5
Expected dividend yield	None

Segment Reporting

The Company operates in a single business segment based on its organizational structure and the manner in which the operations are managed and evaluated.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires investments, except those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value, with changes in fair value recognized in net income. It also mandates the use the exit price notion for measuring the fair value of financial instruments for disclosure purposes and requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, it eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

The Company evaluated the impact of this standard on the condensed consolidated financial statements and determined it had a significant impact. The Company accounts for its investment in Water Technologies International, Inc. as available-for-sale securities, with unrealized gains on these securities recognized in net income.

Licensing agreement

The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of intellectual property (“IP”) is distinct from the non-license goods or services and possesses significant standalone functionality that provides a benefit or value to the customer. This functionality does not change during the license period due to the licensor’s activities. Because the significant standalone functionality is delivered immediately, revenue is generally recognized when the license is delivered.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current condensed consolidated financial statements for comparative purposes. These reclassifications had no material effect on the Company’s previously issued financial statements.

Work-in-Process

The Company recognizes as an asset the accumulated costs for work-in-process on projects expected to be delivered to customers. Work-in-process includes the cost of materials and labor related to the construction of equipment to be sold to customers.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued pronouncements and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3.	WODI Assets and Liabilities Held-for-Sale, Discontinuing Operations

On September 21, 2023, WODI entered into a merger agreement with PWT, whereby WODI was merged with PWT. This merger was completed to create better enterprise value for a potential merger opportunity with FRLA. In connection with the merger, PWT changed its name to Water on Demand, Inc.

On September 28, 2023, the Letter of Intent (“LOI”) executed on January 5, 2023, with WODI was amended to designate PWT as the new target of the acquisition. Under the amended LOI, FRLA proposed to acquire all the outstanding securities of the new combined WODI/PWT entity, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

On October 24, 2023, FRLA and WODI entered into a definitive business combination agreement (the “BCA”). The transaction represents a pro forma equity valuation of approximately $72 million for the combined company, assuming no further redemptions of FRLA public shares by FRLA’s public shareholders.

On October 25, 2023, at the Special Meeting, FRLA shareholders approved a proposal to extend the period FRLA has to consummate its initial business combination by up to twelve-one-month extensions, from November 5, 2023, to November 5, 2024, subject to certain conditions.

On February 14, 2024, the Company and FRLA filed a registration statement on Form S-4 with the SEC which includes a preliminary proxy statement and prospectus in connection with the proposed business combination with WODI.

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

Since the proposed business combination of WODI with FRLA meets all the initial criteria for classification of held for sale, the assets, liabilities, and operating results of WODI have been classified as held for sale in the period ending June 30, 2024. The condensed consolidated financial statements for the prior year ending in December 31, 2023, have been adjusted to reflect comparable information as follows:

Assets and Liabilities Held-For-Sale

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash	$202,644	$374,192
Contracts receivable, net allowance of $355,453 and $379,335, respectively (Note 2)	1,247,416	1,509,504
Contract assets (Note 7)	476,906	455,102
Prepaid expenses	34,354	-
Total Current Assets Held-For-Sale	1,961,320	2,338,798

NET PROPERTY AND EQUIPMENT HELD-FOR-SALE	2,006	3,370

NON-CURRENT ASSETS HELD-FOR SALE
SPAC Class B common shares purchase cost (Note 10)	400,000	400,000
Security deposit	18,000	-
	418,000	400,000
CURRENT LIABILITIES HELD-FOR-SALE
Accounts payable and other payable	$1,459,460	$1,335,211
Accrued expenses	1,992,046	1,103,159
Contract liabilities (Note 7)	1,619,759	1,346,366
Tax liability 83(b)	13,600	13,600
Customer deposit	143,503	143,503
Warranty reserve	20,000	20,000
Line of credit (Note 11)	53,063	178,808
Secured loans payable	146,250	110,695
Convertible secured promissory notes (Note 6)	20,068,589	16,729,089
Total Current Liabilities Held-For-Sale	$25,516,270	$20,980,431

Net Loss from Assets Held-For-Sale

	Six Months Ended June 30
	2024	2023

Sales	$2,604,196	$3,823,932
Cost of goods sold	2,332,346	3,513,086
Gross Profit	271,850	310,846

Operating Expenses
Selling and marketing expenses	94,671	42,988
General and administrative expenses	578,784	560,247
Total Operating Expenses	673,455	603,235

Loss from Operations	(401,605)	(292,389)

OTHER INCOME (EXPENSE)
Other income	1,143	126,879
Impairment of receivable from SPAC	(1,128,000)	(2,600,985)
Conversion and settlement value added to note purchase agreements (see Note 6)	(1,297,000)	(6,037,589)
Preferred stock compensation expense	-	(155,852)
Interest expense	(1,040,227)	(311,610)
TOTAL OTHER (EXPENSE) INCOME	(3,464,084)	(8,979,157)

NET LOSS FROM ASSETS-HELD-FOR-SALE	$(3,865,689)	$(9,271,546)

4.	Capital Stock

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for his continued employment with the Company. The holder of Series C preferred stock is not entitled to receive dividends, has no liquidation preference, and the shares do not have any conversion rights. The Series C Preferred Stock entitles the holder to 51% of the total voting power of the stockholders. The purchase price of the Series C preferred stock was $0.0001 per share, representing a total purchase price of $0.10 for 1,000 shares. As of June 30, 2024, there were 1,000 shares of Series C preferred stock outstanding held by Mr. Eckelberry.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. The shares of Series D-1 preferred stock are not entitled to dividends and do not have a liquidation preference. Each share of Series D-1 preferred stock is convertible into 0.0005 of one share of common stock. The Series D-1 preferred stock may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of outstanding common stock, which may be increased to 9.99% at the holder’s discretion upon 61 days’ written notice. As of June 30, 2024, there were 31,500,000 shares of Series D-1 preferred stock issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. The shares of Series F preferred stock have a liquidation preference equal to the stated value of $1,000 per share plus any accrued but unpaid dividends. The Series F preferred stock is not convertible into common stock. The holders of Series F preferred stock are entitled to quarterly dividends at the annual rate of 8% of the stated value, in preference to any dividends on the common stock. The shares do not carry any voting rights.

The Company may, in its sole discretion, redeem all or any portion of the outstanding Series preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem all outstanding shares of Series F preferred stock on September 1, 2020. During the six months ended June 30, 2024, the Company exchanged an aggregate of 10 shares of Series F preferred stock for 10 shares of Series Q preferred stock. No gain or loss was recognized in the exchange.

As of June 30, 2024, the Company had 50 outstanding shares of Series F preferred stock, which the Company was required to, and failed to, redeem on September 1, 2020, and remains in default for an aggregate redemption price (equal to the stated value) of $50,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each share having a stated value of $1,000. Holders of Series G preferred stock are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly. The Series G preferred stock does not have voting rights, except as required by law and is not convertible into common stock.

The Company may, at its sole discretion, redeem all or any portion of the outstanding Series G preferred stock at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem such shares of Series G preferred stock on April 30, 2021. Pursuant to certain subscription agreements entered into with purchasers of the Series G preferred stock, each purchaser received shares of the Company’s common stock equal to an amount of, for each share of Series G preferred stock purchased, five hundred dollars ($500) divided by the closing price on the date the Company receives the executed subscription documents and purchase price from such investor.

As of June 30, 2024, there were 25 shares of Series G preferred stock issued and outstanding, which the Company was required to, and failed to redeem on April 30, 2021, for an aggregate redemption price (equal to the stated value) of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I with a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series I preferred stock is not entitled to any voting rights except as may be required by applicable law, and are not convertible into common stock.

The Company has the right to redeem the Series I preferred stock at any time at a price equal to the stated value plus any accrued but unpaid dividends. The Company is required to redeem the Series I preferred stock two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series I between May 2, 2021, and June 10, 2021, at a price equal to the stated value plus any accrued but unpaid dividends.

The issuances of the shares were accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. As of June 30, 2024, there were 25 shares of Series I preferred stock issued and outstanding which the Company was required to, and failed to redeem by June 10, 2021, and was and remains in default for an aggregate redemption price (equal to the stated value) of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J, with a stated value of $1,000 per share. Holders of Series J preferred stock are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of the Company’s common stock, on the terms and conditions set forth in the Series J Certificate of Designation (“COD”), which includes certain make-good shares for certain prior investors. As of June 30, 2024, there were 210 shares of Series J preferred stock issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares of preferred stock as Series K, with a stated value of $1,000 per share. Series K holders are entitled to cumulative dividends at the annual rate of 8% of the stated value, payable quarterly within 60 days from the end of each fiscal quarter. The Series K preferred stock is not entitled to voting rights except as required by law and is not convertible into common stock.

The Company has the right to redeem the Series K preferred stock at any time at a price equal to the stated value plus any accrued but unpaid dividends. The Company was required to redeem the Series K shares two years following the date that is the later of the (i) final closing of the tranche (as designated in the applicable subscription agreement) or (ii) the expiration date of the tranche that such shares to be redeemed were a part of. The Company was required to redeem such shares of Series K between August 5, 2021 and April 24, 2022, at a price equal to the stated value plus any accrued but unpaid dividends.

The issuance of the shares was accounted for under ASC 480-10-25-4, which requires liability treatment for certain mandatorily redeemable financial instruments, and the cumulative dividends are recorded as interest expense. During the six months ended June 30, 2024, the Company exchanged an aggregate of 10 shares of Series K preferred stock for 10 shares of Series W preferred stock. No gain or loss was recognized.

As of June 30, 2024, there were 297.15 shares of Series K preferred stock issued and outstanding, which the Company was required to, and failed to redeem by April 24, 2022, and was and remains in default for an aggregate redemption price (equal to the stated value) of $297,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L, with a stated value of $1,000 per share. Holders of Series L preferred stock are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into shares of the Company’s common stock pursuant to the Series L COD, which includes certain make-good shares for certain prior investors. As of June 30, 2024, there were 320.5 shares of Series L preferred stock issued and outstanding.

Series M

Pursuant to the Amended and Restated Certificate of Designation of Series M Preferred Stock filed with the Secretary of State of Nevada on July 1, 2020, the Company designated 800,000 shares of its preferred stock as Series M preferred stock, with a stated valued of $25per share. The Series M preferred stock is not convertible into common stock. Holders of outstanding shares of Series M preferred stock are entitled to receive dividends at the annual rate of 10%, payable monthly, payable in preference and priority to any payment of dividends on common stock. The Series M preferred stock is entitled to a liquidation preference equal to $25 per share plus any declared but unpaid dividends before any payments to holders of common stock.

The Series M preferred stock does not have pre-emptive or subscription rights, and there are no sinking fund provisions applicable to it. The Series M preferred stock does not have voting rights, except as required by law and with respect to certain protective provisions set forth in the COD (see ITEM 15. Exhibit 3.29). The Company may, at its sole discretion, redeem any or all of the outstanding shares of Series M Preferred Stock at a redemption price of $37.50 per share (150% of the stated value) plus any accrued but unpaid dividends. As of June 30, 2024, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O preferred stock, with a stated value of $1,000 per share. Holders of Series O preferred stock are entitled to receive cumulative dividends (i) in cash at an annual rate of 8% of the stated value, and (ii) in shares of common stock of the Company (valued based on the conversion price as in effect on the last trading day of the applicable fiscal quarter) at an annual rate of 4% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock.

The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable to it. The Series O preferred stock does not have voting rights except as required by law. The Series O preferred stock is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value by the conversion price, provided that conversion does not result in the holder beneficially owning more than 4.99% of the outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series O preferred stock at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense.

During the six months ended June 30, 2024, the Company issued an aggregate of 436,819 shares of common stock in prorated 4% annualized dividends, recorded as interest expense. The shares were issued within the terms of the agreement and no gain or loss was recognized. During the six months ended June 30, 2024, the Company issued an aggregate of 965,252 shares of common stock upon conversion of 5 shares of Series O preferred stock. There was no gain or or loss recognized. As of June 30, 2024, there were 185 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P preferred stock with a stated value of $1,000 per share. Holders of Series P preferred shares are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into stock of the Company pursuant to the Series P COD, which includes certain make-good shares for certain prior investors, provided that conversion does not result in the holder beneficially owning more than 4.99% of the outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice).

The Series P preferred stock entitles the holders to a payment on an as-converted and pari-passu basis with the common stock upon any liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions applicable. The Series P preferred stock votes on an as-converted basis with the common stock, subject to the beneficial ownership limitation. As of June 30, 2024, there were 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q Preferred Stock. The Series Q Preferred Stock has a stated value of $1,000 per share and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series Q Preferred Stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series Q Preferred Stock has no preemptive or subscription rights, and there is no sinking fund provision applicable. The Series Q Preferred Stock does not have voting rights except as required by law. The Series Q Preferred Stock is convertible into common stock in an amount determined by dividing 200% of the stated value by the conversion price, provided that conversion does not result in the holder beneficially owning more than 4.99% of the outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series Q Preferred Stock at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense.

During the six months ended June 30, 2024, the Company issued an aggregate of 4,576,458 shares of common stock upon conversion of 20 shares of Series Q preferred stock. No gain or loss was recognized. As of June 30, 2024, there were 410 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R. The Series R has a stated value of $1,000 per share and entitles holders to receive cumulative dividends in cash at an annual rate of 10% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series R holders are not entitled to any voting rights except as may be required by applicable law. The Series R is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that conversion does not result in the holder beneficially owning more than 4.99% of the outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series R at any time at a redemption price equal to, if paid in cash, the stated value plus any accrued but unpaid cash dividends, or, if paid in shares of common stock, in an amount of shares determined by dividing the stated value being redeemed by the conversion price.

During the six months ended June 30, 2024, the Company issued an aggregate of 30,496,772 shares of common stock upon conversion of 135 shares of Series R preferred stock. No gain or loss was recognized. As of June 30, 2024, there were 1,473 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share and entitles holders to receive cumulative dividends in cash at an annual rate of 12% of the stated value, payable quarterly within 60 days from the end of such fiscal quarter. The Series S holders are not entitled to any voting rights except as required by law. The Series S is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value by the conversion price, provided that conversion does not result in the holder beneficially owning more than 4.99% of the outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series S at a redemption price equal to the stated value plus any accrued but unpaid dividends.

During the six months ended June 30, 2024, the Company issued an aggregate of 2,272,728 shares of common stock upon conversion of 10 shares of Series S preferred stock. No gain or loss was recognized. As of June 30, 2024, there were 110 shares of Series S preferred stock issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U, with a stated value of $1,000 per share. The Series U holders are not entitled to any dividends and do not have any voting rights except as required by applicable law. The Series U is convertible into common stock of the Company in an amount determined by dividing 150% of the stated value of by the conversion price; certain prior investors will also be entitled to certain make-good shares; provided that conversion does not result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice). The conversion price is equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date.

The Company has the right to redeem the Series U at any time at a redemption price equal to, if paid in cash, the stated value, or, if paid in shares of common stock, in an amount of shares determined by dividing 200% of the stated value being redeemed by the conversion price then in effect, and adding any applicable make-good shares.

As of June 30, 2024, there were 270 shares of Series U preferred stock along with 1,511,500 warrants with a fair value of $0 (with exercise price of $1) issued and outstanding. These warrants associated with Series U were valued using the Black Scholes model (See Note 5).

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W, with a stated value of $1,000 per share. Series W holders are entitled to cumulative dividends in cash at an annual rate of 12%, payable quarterly. The Series W holders are not entitled to any voting rights except as required by law. The Series W is convertible into common stock of the Company in an amount determined by dividing 200% of the stated value by the conversion price; provided that conversion does not result in the holder beneficially owning more than 4.99% of the outstanding common stock. The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date.

The Company has the right to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. During the six months ended June 30, 2024, the Company issued an aggregate of 41,715,134 shares of common stock upon conversion of 200 shares of Series W preferred stock. No gain or loss was recognized. As of June 30, 2024, there were 696.5 shares of Series W preferred stock issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y, with an original issue price of $100,000 per share. Holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of the annual net profits of newly established, wholly-owned, WOD subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. The Series Y holders are not entitled to any voting rights except as required by law. The Series Y is convertible into common stock of the Company pursuant to the Series Y COD, provided that, the Series Y may not be converted into common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which may be increased up to 9.99% upon 61 days’ written notice).

The Company has the right to redeem the Series Y at any time at a redemption price equal to, if paid in cash, the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits. Additionally, the Series Y holders received shares of Series A preferred stock in the Company’s subsidiary Water On Demand, Inc or warrants to purchase common shares in WODI. During the six months ended June 30, 2024, the Company received aggregate funding in the amount of $575,100 through the sale of Series Y preferred stock and issued an aggregate of 83,840,346 shares of common stock upon conversion of 4.4 shares of Series Y preferred stock. The shares were issued within the terms of the agreement and no gain or loss was recognized.

As of June 30, 2024, there were 25.95 shares of Series Y preferred stock along with 55,614,616 warrants with a fair value of $199,084 (with exercise prices between $0.13 and $0.25) issued and outstanding. The warrants were valued using the Black Scholes model (See Note 5).

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z, with an original issue price of $10,000 per share. The Series Z holders were not entitled to dividends or any voting rights. The Series Z was convertible into common stock of the Company pursuant to the Series Z COD, provided that conversion does not result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock (which amount may be increased up to 9.99% upon 61 days’ written notice).

On February 18, 2022, the Company issued and sold to the Purchaser an aggregate of 25 shares of Series Z preferred stock and issued an aggregate of 2,500,000 warrants. 25 shares of Series Z were converted to common stock during the year ended December 31, 2023. As of June 30, 2024, there were 2,500,000 warrants with a fair value of $7,730 (with an exercise price of $0.10) and no shares of Series Z preferred stock issued and outstanding. The warrants were valued using the Black Scholes model (See Note 5).

As of June 30, 2024, the Company accrued aggregate dividends in the amount of $613,215 for all series of preferred stock.

During the six months ended June 30, 2024, the Company redeemed an aggregate of 139,560,037 shares of common stock at a price of $0.01 per share and recognized a gain of $1,255,178 in the condensed consolidated statements of operations relating to settlement and conversion agreements with certain WODI convertible secured promissory note holders.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series U, Series W, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

WODI Preferred Stock

On April 22, 2022, WODI authorized 50,000,000 shares of preferred stock with a par value of $0.0001per share. Due to WODI’s merger with PWT on September 21, 2023 (See Note 10), all series of WODI preferred shares that were previously issued were fully converted to common stock in WODI. As of December 31, 2023, and June 30, 2024, there were no shares of WODI preferred stock issued and outstanding.

OriginClear, Inc. Common Stock

Six Months Ended June 30, 2024

The Company issued 45,411,996 shares of common stock for services at a fair value of $412,154, at share prices ranging from $0.0065 - $0.012.

The Company issued 436,819 shares of common stock for Series O preferred stock dividends payable.

The Company issued 122,213,744 shares of common stock for settlement of conversion agreements at a fair value of $12,221.

The Company issued 20,937,829 shares of common stock for alternate vesting at a fair value of $169,596.

The Company issued 163,866,690 shares of common stock upon conversion of $810,000 of preferred stock.

The Company redeemed 139,560,037 shares of common stock at a market price of $0.01 per share with a gain in the amount of $1,255,178.

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

The Company issued 45,217,435 shares of common stock for services at fair value of $424,926, at share prices ranging from $0.0051 to $0.0135.

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

The Company redeemed 589,253,845 shares of common stock at a market price of $0.01 per share in the amount of $5,403,828.

WODI Common Stock

Non-controlling Interest

As of June 30, 2024, WODI had issued and outstanding shares, of which, the Company owns 90.83%, with a minority, non-controlling interest of 9.17%. The following table shows WODI ownership percentage as of June 30, 2024:

WODI common stock holders	Ownership %
OriginClear, Inc.	90.83%
Prior Reg A Holders	0.19%
Prior Series A Holders	3.87%
Prior Series B Holders	5.11%
Total	100%

5.	Restricted Stock Grants and Warrants

Restricted Stock Grants to CEO, the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“ RSGAs”) with its Chief Executive Officer, the Board, employees, and consultants to create management incentives aimed at improving the Company’s economic performance and increasing its value and stock price. All shares issuable under the RSGAs are performance-based shares. The RSGAs provide for the issuance of shares of the Company’s common stock provided certain milestones are met. These milestones are (a) if the Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $15,000,000 for the trailing twelve month period as reported in the Company’s quarterly or annual financial statements, and b) If the Company’s consolidated operating profit (Operating Profit = Operating Revenue - Cost of Goods Sold - Operating Expenses - Depreciation & Amortization), calculated in accordance with generally accepted accounting principles, equals or exceeds $1,500,000 for the trailing twelve month period as reported in the Company’s SEC Reports.

The Company has not recognized any costs associated with these milestones because achievement is not probable.

On August 14, 2019, the Board of Directors approved an amendment to the RSGAs to include an alternative vesting schedule for the grantees, and on January 26, 2022, the Company amended the procedures for processing the RSGAs. If the fair market value of the Company’s common stock on the date the shares vest is less than the fair market value of the Company’s common stock on the effective date of the RSGAs, the number of vested shares issuable (assuming all conditions are satisfied per terms of the alternative vesting schedule) shall be increased so that the aggregate fair market value of vested shares on the vesting date equals the aggregate fair market value that such number of shares would have had on the effective date. Upon the occurrence of a Company performance goal, the right to participate in the alternate vesting schedule will terminate, and the vesting of the remaining unvested shares will follow the original RSGAs terms. Shares are issued under the alternate vesting schedule per terms of the agreements after electing and qualifying requirements are met.

During the six months ended June 30, 2024, upon qualifying under the alternative vesting schedule, the Company issued an aggregate of 20,937,829 shares relating to the RSGAs and recognized an aggregate expense of $169,599 which is reflected on the financial statements as stock-based compensation.

Warrants

During the six months ended June 30, 2024, the Company issued 1,427,049 warrants for proceeds in the amount of $426,230 and issued 2,020,000 purchase warrants associated with the preferred stocks, with an exercise price of $1.00 and a term of three years. A summary of the Company’s warrant activity and related information for the six months ended June 30, 2024, is as follows:

		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding - beginning of period	64,401,089	$0.1383
Granted	4,600,800	$0.1250
Exercised	-	$-
Expired	(48,500)	$1.0000
Outstanding - end of period	68,953,389	$0.1368

At June 30, 2024, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.0200	600,000	600,000	2.17
$0.1000	2,500,000	2,500,000	6.91
$0.2500	3,760,000	3,760,000	2.64
$0.0275	8,727,273	8,727,273	3.20
$0.1250	51,854,616	51,854,616	2.47
$1.0000	1,511,500	1,511,500	0.23
	68,953,389	68,953,389

The derivative liability recognized in the financial statements for the warrants as of June 30, 2024 was $234,791.

At June 30, 2024, the aggregate intrinsic value of the warrants outstanding was $0.

6.	Convertible Promissory Notes

OriginClear, Inc.

As of June 30, 2024, the outstanding convertible promissory notes are summarized as follows:

Convertible promissory notes	$2,617,691
Less current portion	597,944
Total long-term liabilities	$2,019,747

Maturities of long-term debt for the next three years are as follows:

Period ending June 30,	Amount
2024 (remaining 6 months)	-
2025	82,472
2026	1,875,000
2027	-
2028	62,275
$2,019,747

2014-2015 Notes

On various dates from November 2014 through April 2015, the Company issued unsecured convertible promissory notes (the “2014-2015 Notes”), which matured on various dates and were extended for an additional sixty months from the effective date of each note. The 2014-2015 Notes bear interest at 10% per year, with maturity dates extended to November 2023 through April 2026. These notes may be converted into shares of the Company’s common stock at conversion prices ranging from the lesser of $4,200 to $9,800 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance of the 2014-2015 Notes. In addition, for as long as the 2014-2015 Notes or other convertible notes between the purchaser and the Company are outstanding, if the Company issues any security with terms more favorable than the terms of the 2014-2015 Notes or such other convertible notes or a term was not similarly provided to the purchaser of the 2014-2015 Notes or such other convertible notes, then such more favorable or additional term shall, at the purchaser’s option, become part of the 2014-2015 Notes and such other convertible notes. The conversion feature of the 2014-2015 Notes was considered a derivative in accordance with current accounting guidelines due to the reset conversion features. As of June 30, 2024, the 2014-2015 Notes had an aggregate remaining balance of $683,700, classified as long term.

OID Notes

The unsecured original issue discount (OID) convertible promissory notes had an aggregate remaining balance of $184,124, plus accrued interest of $13,334. The OID Notes included an original issue discount and one-time interest, which has been fully amortized. The OID Notes matured on June 30, 2023, and were extended to June 30, 2028. These notes were convertible into shares of the Company’s common stock at a conversion price initially of $30,620 amended to the lesser of $5,600 per share, fifty percent (50%) of the lowest trade price of common stock recorded since the original effective date of this note, or the lowest effective price per share granted to any person or entity after the effective date. The conversion feature of the OID Notes was considered a derivative in accordance with current accounting guidelines, because of the reset conversion features of the OID Notes. During the year ended December 31, 2023, an addendum to the OID Notes was effectuated to accrue interest on a monthly basis. As of June 30, 2024, the remaining balance on the OID Notes was $62,275, classified as long- term.

2015 Notes

The Company issued various unsecured convertible promissory notes (the “2015 Notes”) on various dates, with the last issued in August 2015. The 2015 Notes matured and were extended from the date of each tranche through maturity dates ending in February 2026 through August 2026, bearing interest at 10% per year. These notes are convertible into shares of the Company’s common stock at conversion prices ranging from the lesser of $1,400 to $5,600 (subject to adjustment for stock splits, dividends, combinations and other similar transactions) or 50% of the lowest trade price on any trade day following issuance. The conversion feature of the 2015 Notes was considered a derivative due to the reset conversion features. As of June 30, 2024, the 2015 Notes had an aggregate remaining balance of $1,200,000, classified as long-term.

Dec 2015 Note

The Company issued a convertible note (the “Dec 2015 Note”) in exchange for accounts payable in the amount of $432,048, which could be converted into shares of the Company’s common stock after December 31, 2015. Initially accounted for under ASC 470 with a beneficial conversion feature, it was later accounted for under ASC 815, as a derivative due to reset conversion features. The Dec 2015 Note has zero stated interest rate, with a conversion price equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2024, the remaining balance on the Dec 2015 Note was $167,048, classified as short-term.

Sep 2016 Note

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable in the amount of $430,896, which could be converted into shares of the Company’s common stock after September 15, 2016. Initially accounted for under ASC 470 with a beneficial conversion feature, it was later accounted for under ASC 815 as a derivative due to reset conversion features. The Sep 2016 Note has zero stated interest rate, with a conversion price shall be equal to 75% of the average three lowest last sale prices traded during the 25 trading days immediately prior to conversion. As of June 30, 2024, the remaining balance on the Sep 2016 Note was $430,896, classified as short-term.

Nov 2020 Note

On November 19, 2020, the Company entered into an unsecured convertible promissory note (the “Nov 2020 Note”) for $50,000. The Nov 2020 Note had an original maturity date of November 19, 2021 and was extended for an additional sixty months from the maturity date, bearing interest at 10% per year. The Nov 2020 Note may be converted into shares of the Company’s common stock at a lesser price of $0.05 per share, 50% of the lowest trade price of common stock recorded on any trade after the effective date, or the lowest effective price per share granted. If shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day is assessed for each day after the third business day until delivery. The conversion feature was considered a derivative due to the reset conversion features. As of June 30, 2024, the remaining balance on the Nov 2020 Note was $13,772, classified as long-term.

Jan 2021 Note

On January 25, 2021, the Company entered into an unsecured convertible promissory note (the “Jan 2021 Note”) for $60,000. The Jan 2021 Note had an original maturity date of January 25, 2022, and was extended for an additional sixty months from the maturity date, bearing interest at 10% per year. The Jan 2021 Note may be converted into shares of the Company’s common stock at a conversion price equal to the lower of $0.05 per share, 50% of the lowest trade price of common stock recorded on any trade after the effective date, or the lowest effective price per share granted. If shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day shall be assessed for each day after the third business day until delivery. The conversion feature of the Jan 25 Note was considered a derivative due to the reset conversion features. As of June 30, 2024, the balance of the Jan 2021 Note was $60,000, classified as long-term.

Evaluation of Convertible Promissory Notes

The Company evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion features of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to variable conversion rates. The notes have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth for equity classification. The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivatives. The derivative liability is adjusted periodically according to the stock price fluctuations.

Derivative Liability

The derivative liability recognized in the financial statements for the convertible promissory notes as of June 30 31, 2024 was $14,101,479.

WODI

During the six months ended June 30, 2024, WODI raised capital in the amount of $2,042,500 by issuing convertible secured promissory notes to investors, bearing interest at a rate of 10% interest per annum. Additionally, during the period ended June 30, 2024, as part of settlement, conversion and redemption agreements with WODI shareholders, an aggregate of 139,560,037 shares of the Parent Company’s common stock were redeemed at the closing share prices on the dates of the convertible secured promissory note agreements. This fair value of redeemed common stock was added to the cash value of the shareholders’ investments to purchase WODI convertible secured promissory notes. The loss relating to these settlement and conversion agreements, amounting to $1,297,000 was accounted for in the condensed consolidated statements of operations. As of June 30, 2024, WODI had outstanding convertible secured promissory notes in the aggregate amount of $20,068,589.

7.	Revenue from Contracts with Customers

Equipment Contracts

Revenues and related costs on equipment contracts are recognized as the performance obligations are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, if a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

The following table present the Company’s revenues disaggregated by revenue sources:.

	Six Months Ended
	June 30,
	2024	2023
Equipment Contracts	$1,167,482	$1,980,345
Component Sales	715,977	378,872
Pump Stations	487,791	305,712
Waste Water Treatment Systems	134,262	1,124,075
Services Sales	72,184	33,015
Commission & Training	26,500	1,913
Rental Income	6,573	13,146
	$2,610,769	$3,837,078

Aggregate revenue of $6,573 and $13,146 from continued operations for the six months ended June 30, 2024 and 2023, respectively, and aggregate revenue from discontinued operations was $2,604,196 and $3,823,932 for the six months ended June 30, 2024 and 2023, respectively.

Revenue recognition for other sales arrangements, such as sales for components, and service sales will remain materially consistent.

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying condensed consolidated balance sheets, as they will be liquidated in the normal course of the contract completion.

The contract asset for the six months ended June 30, 2024 and the year ended December 31, 2023, was $476,906 and $445,102, respectively. The contract liability for the six months ended June 30, 2024, and the year ended December 31, 2023, was $1,619,759 and $1,346,366, respectively.

8.	Financial Assets

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock for the use of OriginClear, Inc.’s technology associated with their proprietary electro water separation system. Each share of Series C convertible preferred stock is convertible into 1,000 shares of WTII common stock. The stock was valued at fair market value of $0.0075 per share, totaling $30,000 on the date of issuance. The Company analyzed the licensing agreement using ASU 606 to determine the timing of revenue recognition. The licensing of intellectual property (IP) is distinct from the non-license goods or services and has significant standalone functionality that provides a benefit or value. This functionality does not change during the license period due to the licensor’s activities. Because the significant standalone functionality was delivered immediately, the revenue was recognized in the condensed consolidated financial statements as of June 30, 2018. As of June 30, 2024, the fair value of the preferred shares was $3,200, with no loss in fair value.

On November 12, 2021, the Company served a conversion notice to WTII and was issued an aggregate of 45,208,649 shares of WTII common stock. As of June 30, 2024, the investment in securities was recorded at fair value in the amount of $36,167.

9.	Loans Payable

Secured Loans Payable

In 2018, the Company entered into short-term loans with various lenders for capital expansion, secured by the Company’s assets, in the amount of $1,749,970, which included finance cost of $624,810. The finance costs were amortized over the terms of the loans, which had various maturity dates ranging from October 2018 through February 2019. As of December 31, 2020, the finance cost was fully amortized. The term of the loans ranged from two months to six months. The net balance as of June 30, 2024 was $0.

On December 6, 2023, the Company entered into short-term loan arrangement with a lender, secured by the Company’s assets, in the amount of $149,900, which included finance cost of $59,900. These finance costs were expensed upon initiation of the loan, resulting in a net amount of $90,000 received by the Company. The loan was fully paid off during the six months ended June 30, 2024 and as of June 30, 2024, the balance outstanding is $0.

Settlement of Liability with C6 Capital LLC

On March 12, 2021, the Company, through it’s subsidiary PWT entered into a settlement agreement with C6 Capital LLC to resolve a dispute regarding merchant cash agreement. As part of the settlement, C6 Capital vacated the judgment against the company, released all encumbrances, and the Company was released from any further amounts owed to C6 Capital.

As a result, the Company recognized a gain of $30,646 during the six months ended June 30,2024, related to the write-off of the remaining liability attributed to C6 Capital. This gain is reflected in the consolidated statement of cash flows, Gain on the extinguishment of debt.

Small Business Administration Loan

On June 12, 2020, the Company received an Economic Injury Disaster Loan (the “EIDL”) in the amount of $150,000. Following the deferral period for the EIDL, the Company started to repay the principal amount, with interest, on a monthly basis. As of June 30, 2024, the remaining balance on the EIDL was $145,890.

Receivables Financing Agreement

On May 13, 2024, the Company entered into a Future Receivables Agreement with Lee Advance LLC. Under this agreement, the Company received $150,000 in exchange for selling 11% of its future receivables until a total of $225,000 is repaid. The agreement grants Lee Advance LLC a security interest in all of the Company’s assets, including accounts, equipment and inventory. The origination fee for this agreement was $15,000 and the payments are made weekly, based on a specified percentage of daily receipts. As of June 30, 2024, the balance outstanding under this arrangement is $145,250.

In addition to the origination fee, the financing arrangement includes an additional $75,000 recognized as debt discount. This $90,000 is recognized as an interest expense and amortized over the term of the agreement. This amortization is reflected in the consolidated statement of cash flows under Debt discount recognized as interest expense.

10.	WODI

WODI was incorporated in the state of Nevada on April 22, 2022. WODI, with the support of its parent, the Company, is developing a new outsourced water treatment business called WOD. The WOD model intends to offer private businesses the ability to pay for water treatment and purification services on a per-gallon basis, commonly known as DBOO. WODI intends to work with regional water service companies to build and operate the water treatment systems it finances.

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

On December 22, 2022, WODI entered into a Membership Interest Purchase and Transfer Agreement (the “Purchase Agreement”) with Ka Wai Cheung, Koon Lin Chan, and Koon Keung Chan (each a “Seller”, and collectively, the “Sellers”) and Fortune Rise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which WODI purchased 100 membership interests in the Sponsor (“Purchased Interests”) from the Sellers, which constitutes 100% of the membership interests in the Sponsor. The Sponsor owns 2,343,750 shares out of 2,443,750 shares of the issued and outstanding shares of Class B common stock (the “Class B Common Stock”) of FRLA. On December 29, 2022, the Company announced that its subsidiary, WODI had closed its acquisition of Fortune Rise Sponsor, LLC, which is the sponsor of FRLA.

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

On January 5, 2023, WODI signed a non-binding LOI with FRLA, (“FRLA” collectively with WODI, the “Parties”). The LOI is not binding on the Parties and is intended solely to guide good-faith negotiations toward a definitive business combination agreement. The Parties will work together in good faith with their respective advisors to agree on a structure for the business combination that is most expedient to the consummation of the acquisition, which may result in a new (merged) entity. Pursuant to the LOI, if a business combination were to be consummated and approved, all of the outstanding equity securities of WODI, including all shares of common stock, preferred stock, outstanding options and warrants will convert into new equity of the merged entity.

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

On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company, whereby it agreed to purchase all of the assets related to the Company’s “Modular Water Service” business, including licenses, technology, intellectual property, contracts, business models, patents and other assets in exchange for 6,000,000 shares of WODI common stock. The assets included MWS accounts receivables and accounts payables as of April 14, 2023 and an assignment of the Company’s existing global master license to the patents of inventor Daniel M. Early, P.E., who heads MWS, and the right to file patents for all additional inventions since 2018, when OriginClear created the MWS unit. Beginning on the Effective Date, all MWS transactions including revenue, accounts payable and accounts receivable were transferred from the Company’s PWT subsidiary over to the Company’s WODI subsidiary.

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

Before issuing common stock to WODI stockholders in the PWT Merger, PWT had 10,000,000 common shares issued and outstanding, which were fully owned by OCLN. Post PWT-WODI merger, OCLN received an aggregate of 2,171,068 shares of WODI.

On September 28, 2023, the LOI executed on January 5, 2023 with WODI was amended to designate PWT as the new target of the acquisition. Under the amended LOI, FRLA proposed to acquire all the outstanding securities of the new combined WODI/PWT entity, based on certain material financial and business terms and conditions being met. The LOI is not binding on the parties and is intended solely to guide good-faith negotiations toward definitive agreements.

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

Promissory Notes

Since acquiring the sponsorship interest in the SPAC on December 22, 2022, through June 30, 2024, WODI and the Company made payments on behalf of the SPAC in the aggregate amount of $5,051,985. As of June 30, 2024, WODI and the Company received an aggregate of $5,051,985 in unsecured promissory notes (the “SPAC Notes”) from the SPAC in exchange for the payments made on behalf of the SPAC to meet its operating expenses and the extension payments. The SPAC Notes are non-interest bearing and payable (subject to the waiver against SPAC trust provisions) on the earlier of (i) consummation of the SPAC initial business combination; or (ii) the date of the liquidation of the SPAC. The principal balance of each SPAC Note may be prepaid at any time, at the election of the SPAC.

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

Impairment of receivable

Although the payments made on behalf of the SPAC are amounts receivable to WODI, for the period ended June 30, 2024, WODI considered the aggregate amount of $1,128,000 for the SPAC Notes to be impaired and recorded it as an expense on the consolidated income statements, as it is deemed probable that the SPAC may not have funds to pay back with interest all of the Class A shareholders and WODI for the amounts advanced to the SPAC. In the event of WODI successfully merging with the SPAC, all amounts paid by WODI on behalf of the SPAC, including any future payments made until such merger is fully consummated will be received back by WODI.

Recording of membership interest

As of June 30, 2024, WODI recorded the purchase of Class B Founder Shares at lower of cost or market at $400,000 on the condensed consolidated balance sheet as other asset held-for-sale.

Impairment analysis for Class B Common Founder Shares as of June 30, 2024

The Company retained an independent valuation firm for the purpose of conducting a valuation of the fair value of Sponsor Founder Shares (Class B) of FRLA as of December 31, 2023.

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

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and August 3, 2023, WODI entered into Restricted Stock Grant Agreements (the “WODI RSGAs”) with its members of the Board, employees, and consultants to create management incentives to improve the economic performance of WODI and to increase its value. WODI RSGAs provide for the issuance of up to 15,550,000 shares of WODI common stock provided certain milestones and vesting are met in certain stages. The restricted shares may become fully vested and no longer subject to risk of forfeiture (“Vested Shares”) if WODI shares are uplisted to a National Exchange, then upon such uplisting, 25% of the restricted shares that shall vest and become Vested Shares and 6.25% each three-month period thereafter, subject to the following: (i) If WODI shares are traded on a National Exchange, then the amount of restricted shares which shall become Vested Shares during any three-month period shall not exceed an amount representing the greater of (a) 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI and (b) the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. (ii) If WODI shares are subsequently delisted and quoted on the over-the-counter market, including the OTCQB, then the amount of restricted shares which shall become Vested Shares during any three month period shall not exceed an amount representing 1% of the shares of common stock outstanding as shown by the most recent SEC Report published by WODI, or if WODI shares are traded on a national securities exchange, the greater of (b)(i) and the average weekly reported volume of trading in the common stock on a national securities exchange during the previous four calendar weeks. If WODI shares do not achieve listing on a national securities exchange within three years of the Effective Date, then the restricted shares shall vest and become Vested Shares at a rate equal to 25% on the three-year anniversary of the Effective Date and 6.25% each three-month period thereafter. WODI has not recognized any costs associated the WODI RSGAs because milestones and vesting have not been achieved. As the milestones are achieved, the shares shall become eligible for vesting and issuance. On September 21, 2023, per the Merger Plan Agreement and per the conversion ratio of 0.19737 established in the Merger Plan Agreement, the 15,550,000 total issuable shares under the WODI RSGAs were converted to 3,069,100 total issuable shares. On October 23, 2023, certain WODI RSGAs were canceled and new WODI RSGAs were issued. As of June 30, 2024, there were 2,581,344 total issuable shares under the WODI RSGAs. As the milestones are achieved, the shares shall become eligible for vesting and issuance. During the six months ended June 30, 2024, no issuable shares under the WODI RSGAs vested and no costs associated with the milestones were recognized because achievement is not probable.

11.	Line of Credit

During the year ended December 31, 2023, the Company obtained 12-month credit lines in the aggregate amount of $345,875, with an interest rate of 26.07%. Through June 30, 2024, the Company paid principal in the amount of $292,812, leaving a principal balance of $53,063 as of June 30, 2024.

12.	Assets Held for Sale – Continuing Operations

On March 1, 2021, the Company issued an aggregate of 630 shares of Series T preferred stock to the Purchaser per terms of a SPA. According to the SPA, the Purchaser agreed to purchase from the Company, 630 shares of the Company’s Series T preferred stock, along with two-year cashless warrants to acquire 25,200,000 shares of the Company’s common stock, valued at $0.05 per share. These warrants were exercisable at any time, in whole or in part. In lieu of the purchase price for the Series T preferred stock, the Purchaser transferred to the Company real property in Buenos Aires, Argentina, with an aggregate value agreed to be $630,000 based on an appraisal from an international independent company at that time. The real property was recorded at $630,000 upon exchange for the 630 shares of Series T preferred stock.

Based on indicators of impairment, during the year ended December 31, 2021, the Company adjusted the original value of the asset held for sale from $630,000 to $514,000 and recorded an impairment of $116,000 in the consolidated financial statements.

During the period ended December 31, 2022, after evaluating several offers, the Company considered an offer for $400,000, which was $114,000 below the previously adjusted value and was indicative of the real estate market conditions in Buenos Aires, Argentina. Based on this indicator of impairment, the Company further adjusted the value of the assets held for sale from $514,000 to $400,000 on the condensed balance sheet and recorded an additional impairment of $114,000 in the consolidated financial statements. All Series T preferred stock was converted, and the warrants associated with the Series T expired during the period ended December 31, 2022.

In January 2023, the Company accepted the offer, and on April 8, 2023, a deed was executed for the sale of the property for $400,000. The agreed upon payment terms were an initial payment of $235,000, with the remaining $165,000 to be paid over fifteen monthly installments of $11,000 each. The initial payment was received by SMS , an accounting and consulting firm that was appointed by the Company as the Power of Attorney for the property. From the proceeds, SMS remitted taxes due on the transaction to the AFIP, which administers taxation in Argentina. On June 21, 2023, the Company received a payment of $164,935, net of all taxes assessed by AFIP and other closing fees associated with the sale of the property totaling $65,493 and recorded a receivable of $169,572 for the remaining balance. As of June 30, 2024, the balance of the receivable was $33,000 which is reflected on the consolidated financial statements.

13.	Commitments and Contingencies

Facility Rental – Related Party

Our Dallas based subsidiary, PWT, rents an approximately 12,000 square foot facility located at 2535 E. University Drive, McKinney, TX 75069, with a current monthly rent of $8,500.

Warranty Reserve

Generally, a PWT project is guaranteed against defects in material and workmanship for one year from the date of completion, while certain areas of construction and materials may have guarantees extending beyond one year. The Company maintains various insurance policies relating to the guarantee of completed work, which, in the opinion of management, will adequately cover any potential claims. A warranty reserve has been established based on management’s assessment and Company history in the amount of $20,000 for six months ended June 30, 2024 and the year ending December 31, 2023.

Litigation

There are no material updates to the litigation matters with Process Solutions, Inc. as previously disclosed in the Form 10-K filed on April 18, 2024.

14.	Subsequent Events

Management has evaluated subsequent events in accordance with ASC Topic 855 and has identified the following subsequent events:

OCLN Preferred Stock Conversions

●	On July 12, 2024, July 24, 2024, and August 1, 2024, holders converted a total of 0.82 Series Y shares into 18,927,182 common shares at conversion prices ranging from $0.0068 to $0.0071 per share.

OCLN Stock Cancellations by WODI Notes:

●	On July 3, 2024, July 12, 2024, July 24, 2024, August 1, 2024, and August 7, 2024, a total of 52,271,686 common shares of OCLN stock were redeemed and canceled per WODI Notes, which the value applied as credits to the respective notes.

Shares issued for services:

●	On July 1, 2024, July 15, 2024, and July 31, 2024, a total of 5,788,449 common shares of OCLN stock were issued for consulting and advisory services in connection with various agreements.

Series Y Shares

●	Between July 1, 2024 and August 12, 2024, the company entered into subscription agreements with certain accredited investors pursuant to which the Company sold an aggregate of 3.25 shares of the Company’s series Y preferred stock for an aggregate purchase price of $325,000. The Company also issued an aggregate of 2,600,000 warrants to purchase common shares to its investors.

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

Organizational History

OriginClear was founded in 2007 under the name OriginOil® and began trading on the OTC markets in 2008. In 2015, the company rebranded as OriginClear® to reflect its evolving mission of developing breakthrough businesses in the industrial water sector. Today, OriginClear operates as the Clean Water Innovation Hub™ (“CWIB”), leveraging its expertise in retail investor development to bring potentially disruptive water technologies s to market. Currently, OriginClear is focused on advancing the success of its subsidiary, Water On Demand, Inc. (WODI).

In 2023, OriginClear consolidated three of its operating units into the WODI subsidiary in anticipation of a merger with Fortune Rise Acquisition Corp (“FRLA”) a Special Purpose Acquisition Company. The definitive merger agreement between WODI and FRLA was announced on October 24, 2023: https://www.originclear.com/company-news/originclears-water-on-demand-and-fortune-rise-acquisition-corporation-announce-business-combination-to-create-nasdaq-listed-company.

WODI comprises three distinct operating units, Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the tlatter being a development-stage business.

●	PWT: This unit generates a significant portion of the Company’s revenue by providing engineered water treatment solutions and custom treatment systems.

●	MWS: Water On Demand Inc. holds an exclusive master license to the intellectual property (IP) of Daniel M. Early, which includes five patents and related intellectual property, know-how and trade secrets (“Early IP”). In April 2023, an independent valuation of the Early IP estimated its nominal value between $26.6 million and $53.2 million. MWS’s product offerings are uniquely differentiated by this IP, further enhanced by additional proprietary knowledge. .

●	WOD: This unit in development aims to offer private businesses water self-sustainability as a service – allowing them to pay for water treatment and purification services on a per-gallon basis – a model commonly known as Design-Build-Own-Operate (“DBOO”).

Water Businesses

As the Clean Water Innovation Hub™ (“CWIB”), the Company is focused on developing and incubating businesses that create valuable properties within the water industry and beyond. The mission of CWIB is to drive innovation through an incubation process that results in a launch of impactful spinoffs, contributing to the global water industry.

Currently, OriginClear’s mission as CWIB is to:

1.	Support the Post-Merger Rollout of the WODI: OriginClear will assist in the transition of WODI post-merger, including a proposed management services contract with WODI. This contract is intended to be phased out over time as WODI establishes its own internal team and capabilities.

2.	Facilitate WODI’s Acquisition Strategy: OriginClear is actively supporting WODI in executing its planned aggressive acquisitions plan, both before and after the SPAC merger (noting that there is no assurance of success for either the merger or planned acquisitions);

3.	Initiate Non-Binding Acquisition Agreements: OriginClear is working to secure non-binding agreements for WODI or the post-merger entity to acquire related businesses, contingent upon the outcome of the Business Combination Agreement ("BCA") process.

4.	Accelerate New Business Ventures: For its own account, OriginClear aims to accelerate the creation of new businesses, as it did with MWS in 2018 and with WOD in 2021, or through strategic acquisitions, as it did with PWT in 2015. In this new phase, the Company may also explore projects outside the water industry.

On April 2, 2024 OCLN announced a strategic partnership with entrepreneur Kevin Harrington, a co-founding board member of the Entrepreneur’s Organization, to elevate global awareness of OriginClear's Regulation A crowdfunding campaign, which is currently in registration.

www.originclear.com/company-news/its-official-investors-can-now-join-kevin-harrington-the-original-shark-on-shark-tank-to-champion-water-innovation/

www.sec.gov/Archives/edgar/data/1419793/000109690624001442/ocln_1aa.htm

Kevin Harrington, through Kevin Harrington Enterprises, is compensated with fees and options to purchase stock in OriginClear, Inc. and Water On Demand, Inc.

Water On Demand

The Company is developing an outsourced water treatment business called Water On Demand (“WOD”), which is operated through its subsidiary, Water on Demand, Inc. (“WODI”). The WOD model aims to provide private businesses with water self-sustainability as a service, allowing them to pay for water treatment and purification services on a per-gallon basis. A percentage of net profits from this service is planned to be distributed to investors and stakeholders. This model, commonly referred to as Design-Build-Own-Operate or “DBOO”, is currently under evaluation through pilot opportunities. These pilots will explore outsourced water treatment as a managed service, offering an alternative to significant up-front capital investment for in-house wastewater treatment. Recently, the Company announced agreements with Enviromaintenance, a water services company, and Klir, a utility network software provider, to develop a WOD commercial pilot in the Mobile Home Park (MHP) sector.

WODI intends to delegate the servicing and maintaining of the units it builds, to established service organizations under long-term contracts. On April 6, 2022, WODI reached an agreement in principle with its first intended contractor, Envirogen Technologies (www.envirogen.com), a 30-year international provider of environmental technology and process solutions (www.originclear.com/company-news/originclear-and-envirogen-to-partner-on-water-on-demand). A second partnership was initiated with service provider, Enviromaintenance (see below). While future resources for maintaining and servicing these systems may come from acquisitions, no such acquisitions are actively being planned at this time.

WODI believes the delegation of service and maintenance to long-term partners strategy could enable rapid scaling of the WOD program, while also creating a significant barrier to entry for potential competitors. WODI may also license its designs to local water equipment companies, reserving for itself what it believes is the highly-scalable (and profitable) fintech role.

At the time of this filing, the WOD division of WODI has no dedicated staff or independent resources. WODI’s other divisions, PWT and MWS, employ a total of 32 people. The Board of Directors of OriginClear serves as the Board for WODI, with OriginClear’s CEO and CFO also serving in those roles for WODI. Under a planned management services arrangement, OCLN plans to provide WODI with staffing and administrative resources, in exchange for funding related to WODI’s prospective merger with FRLA and certain special distributions.

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

On March 26, 2024, the Company announced the signing of a Memorandum of Understanding (MOU) between MWS and Enviromaintenance of Georgetown, TX, to collaborate on the planned Water On Demand pilot program focusing on MHP in the Greater Central Texas Region. https://www.originclear.com/company-news/originclears-modular-water-systems-and-enviromaintenance-partner-for-water-on-demand-pilot-program

On April 9, 2024, the Company announced the selection of Klir, Inc. (www.klir.com) to support its planned Water On Demand pilot program, also focusing on MHP in the Greater Central Texas Region. https://www.originclear.com/company-news/modular-water-systems-and-klir-partner-for-water-on-demand-pilot-program.

Progressive Water Treatment Inc.

PWT is a Dallas-based company specializing in the design, construction and service of a wide range of industrial water treatment applications. PWT aims to provide a comprehensive, end-to-end solution to meet growing corporate demand for outsourced water treatment services. Recently, PWT moved from its McKinney, TX headquarters to a new headquarters located at 5225 W Houston St, Sherman TX 75092. A grand opening is scheduled for August 27, 2024.

PWT designs and manufactures a complete line of water treatment systems for municipal, industrial and pure water applications. What sets PWT apart is its ability to thoroughly understand each customer’s unique needs and then design and deliver a turnkey water treatment system that integrates multiple technologies, resulting in a complete and tailored solution.

PWT utilizes a diverse array of technologies in its turnkey systems, including chemical injection, media filtrations, membrane technology, ion exchange and SCADA (supervisory control and data acquisition) systems. In addition to system design and construction, PWT offers a broad range of services, including maintenance contracts, retrofits, and replacement assistance. PWT rents equipment under contracts of varying duration.

PWT primarily serves customers in the United States and Canada, but its reach extends globally with projects ranging from Siberia to Argentina to the Middle East.

Modular Water Systems

MWS offers a distinctive line of prefabricated water transport and treatment systems. The division is led by Daniel “Dan” Early, a Professional Engineer ("Early"). On June 25, 2018, Early granted the Company a worldwide, exclusive, non-transferable license to the technology and knowhow behind MWS (See “Intellectual Property”). A consulting agreement between the Company and Early also provided for assignment of inventions from that date. A ten-year renewal on May 20, 2020 expanded the right to include sublicensing rights and the ability to create manufacturing joint ventures. On 9 June 2023, Early signed a new, ten-year license agreement with WODI which assigned these rights to WODI and updated Early's terms of compensation.

MWS, with PWT and other companies as fabricators and assemblers, designs, manufactures, and delivers prefabricated water transport systems, including pump and lift stations under the EveraMOD™ brand, as well as wastewater treatment plant (“WWTP”) products under the EveraSKID™ and EveraTREAT™ brands. These systems serve customers and end-users who need to treat their own wastewater, such as schools, small communities, institutional facilities, real estate developments, factories, and industrial parks.

On August 12, 2022, the Company announced the inaugural delivery and installation of its pre-engineered EveraBOX™ , which implements a low-risk Liquid Ammonium Sulfate (LAS) disinfectant system for Pennsylvania’s Beaver Falls Municipal Water Authority (BFMA). As with otherMWS products, EveraBOX is manufactured using cost-effective, durable materials such as High-Density Polyethylene (HDPE) or Polypropylene (PP) materials, also known as Structural Reinforced Thermoplastic Pipe (SRTP). These materials have shown resilience against supply chain challenges affecting metal and fiberglass construction.

On January 10, 2024, OCLN Plastic Welding and Fabrication, Ltd. (PWF) of Buda, Texas, jointly announced a MOU for a strategic partnership between OriginClear’s subsidiary, WODI, and PWF. https://www.originclear.com/company-news/originclears-water-on-demand-in-strategic-partnership-with-the-intent-to-acquire-manufacturer-for-its-proprietary-modular-products.

PWF is already a key fabricator of highly durable, patent-based enclosures for MWS, the technology division of WODI that designs and develops scalable systems for self-contained water treatment and transportation. This MOU strengthens the strategic relationship, enabling MWS to build its complete water systems on-site where the enclosures are manufactured, ensuring maximum efficiency and speed.

Additionally, the parties signed a Letter of Intent (LOI) outlining a framework to negotiate a definitive agreement for WODI to acquire PWF. If completed, this acquisition would establish the first in-house manufacturing facility for WODI’s MWS division, with the expectation that it be accretive. However, the parties caution that negotiations are in an early stage and may not succeed.

On March 26, 2024, OCLN announced the signing of a MOU between MWS and Enviromaintenance of Georgetown, TX, to collaborate on the sales of standardized systems in the Greater Central Texas Region, from Waco to San Antonio. Enviromaintenance (www.enviromaintenance.com) is a leading provider of large community scale-on-site wastewater treatment and disposal systems, with a significant market presence in the MHP industry in the greater Austin area. The company plans to recommend MWS’s fully integrated, modular wastewater treatment systems to MHPs and other commercial water users, offering owners an affordable, reliable and efficient way to treat their wastewater.

https://www.originclear.com/company-news/originclears-modular-water-systems-and-enviromaintenance-partner-for-water-on-demand-pilot-program.

Patents and Intellectual Property

On June 25, 2018, Dan Early granted the Company a worldwide, exclusive, non-transferable license to intellectual property, which includes five issued U.S. patents, as well as design software, CAD files, marketing materials, and design and specification documents (collectively referred to as “Early IP”).

On May 20, 2020, the license was renewed for an additional ten years, with the possibility of three-year extensions. The renewal also granted the Company the rights to sublicense the Early IP, and, with approval, to establish ISO-compliant manufacturing joint ventures.

As part of the sale of MWS assets to WODI on April 14, 2023, the license to the Early IP was included. On 9 June 2023, Early signed a new, ten-year license agreement with WODI which assigned these rights to WODI and updated Early's terms of compensation.

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

On May 10, 2021, OCLN announced the filing of a patent application titled “System And Method For Water Treatment Incentive”, which utilizes blockchain technology and non-fungible tokens (NFT) to streamline the distribution of payments for outsourced water treatment and purification services, billed on a pay-per-gallon basis ahead of inflation.

As demand grows for localized, point-of-use or point-of-discharge water treatment solutions, the MWSlicensed IP family has become the foundation for a portable, integrated, transportable, plug-and-play system. Unlike other packaged solutions, these systems can be manufactured in series, having a longer lifespan and are more environmentally friendly.

The common feature of this IP family is the use of Structural Reinforced ThermoPlastic, for the containers, that offers several advantages:

●	Durability: An estimated life cycle of 75 to 100-year life years, compared to a few decades for metal and r 40 to 50 years for concrete.

●	Ease of Manufacture: The manufacturing process for these vessels can be automated.

●	Reliability: The materials are recyclable and can be made out of biomaterials.

Patent No. 8,372,274 specifically relates to the use of vessels or containers made from this material, combined with a configuration of functional modules or processes for general water treatment.

Although Patent Nos. 8,561,633 and 8,871,089 have expired, the Company believes they may be reinstated. Patent No. 8,561,633 is a stormwater filtration patent not directly related to the MWS business model, while, Patent No. 8,871,089 is a Continuation-in-Part (CIP) of the original Patent No. 8,372,274. The original patent, along with Patent No. 9,217,244, forms the basis of the current MWS business, so the status of the CIP is not considered material.

Subsequent patents, which build upon the original claims, focus on more targeted applications. These patents describe specific combinations of modules engineered within the vessel to address a specific water treatment challenges.

With the spinoff of WODI and its operating divisions, the Company no longer holds patents directly but retains access to the licensed patents through WODI. The licensed intellectual property includes five issued US patents, and design software, CAD files, marketing materials, and design and specification documents. In addition, a consulting agreement with Early provides for assignment of inventions made since 2018.

On May 10, 2021, the Company announced the filing of the “System And Method For Water Treatment Incentive” patent application, which uses blockchain technology and non-fungible tokens (NFT) to facilitate the distribution of payments for outsourced water treatment and purification services billed on a pay-per-gallon basis ahead of inflation. The application is currently provisional.

The ORIGINCLEAR trademark application was registered as U.S. Trademark Registration 7,296,730, issued on February 6, 2024. Additionally, the ORIGINCLEAR logo trademark application was registered as U.S. Trademark Registration 7,296,731, issued on February 6, 2024.

Other trademarks in process of registration include:

OriginClear Inc. filings

●	$H2O,

●	WATERPRENEUR

●	CLEARAQUA

●	THE WATER COIN FOR THE WORLD

●	WATER - THE BLUE GOLD

●	THE CLEAN WATER INNOVATION HUB

●	ARMY OF US

Water on Demand Inc. filings

●	WATER LIKE AND OIL WELL

●	FINTECH FOR CLEAN WATER

●	WATER ON DEMAND

The Company relies on, and expects to continue to relying on, a combination of confidentiality agreements with employees, consultants, and third parties, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

New Role of the Company

In its role as the CWIB, the Company aims to create, incubate, and accelerate businesses in the water industry, and potentially expand into other sectors.

Following the successful spinoff of its three major properties into a company that achieved a $32 million valuation in the BCA on October 24, 2023, the Company now intends to replicate similar successes with other ventures. In these new ventures, the Company may take an equity position, in addition to charging management fees.

The Company’s primary strength lies in its ability to help capitalize these businesses through retail corporate development activities, guide them to achieve commercial proof of concept and scalability, and to assist with mergers and acquisitions.

However, the Company cautions that identifying suitable candidates for this new role may be challenging. Even if such candidates are identified, there is no guarantee they will become partners or achieve commercial success. For the foreseeable future, The Company remains focused on financing, developing, and supporting of its subsidiary, WODI.

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

Results of Operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Revenue and Cost of Sales

Revenue for the three months ended June 30, 2024 and 2023 was $0 and $6,573, respectively. Cost of sales for the three months ended June 30,2024 and 2023 was $6,552 and $6,463, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2024, we had selling and marketing expenses of $605,918, compared to $605,636 for the three months ended June 30, 2023. The slight increase in selling and marketing expenses was primarily due to a rise in marketing activities, despite efforts to reduce overall marketing expenses.

General and Administrative Expenses

For the three months ended June 30, 2024, we had general and administrative expenses of $730,573 compared to $638,601 for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to an increase in outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $9,673,874 to $6,606,244 for the three months ended June 30, 2024, compared to ($3,067,630) for the three months ended June 30, 2023. The increase was due primarily to an increase in loss on non-cash accounts associated with the change in fair value of the derivatives in the amount of $7,223,181.

Net Income/(Loss)

Our net income (loss) improved by $11,292,191 to $3,607,348 for the three months ended June 30, 2024, compared to net loss of $(7,684,843) for the three months ended June 30, 2023. This significant improvement in net income is primarily attributable to an increase in other expenses associated with the net change in fair value of derivative instruments, which are estimated each period.

The estimates for fair value of derivative instruments are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Revenue and Cost of Sales

For the six months ended June 30, 2024, we generated revenue of $6,573 compared to $13,146 for the six months ended June 30, 2023. The cost of sales for the six months ended June 30, 2024, was $13,134 compared to $13,153 for the six months ended June 30, 2023.

Our gross loss was $6,561 and $7 for the six months ended June 30, 2024 and 2023, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2023, we had selling and marketing expenses of $1,132,558, compared to $1,402,255 for the six months ended June 30, 2022. The decrease in selling and marketing expenses was primarily due to an decrease in marketing expenses.

General and Administrative Expenses

General and administrative expenses were $1,665,064 for the six months ended June 30, 2024, compared to $1,623,873 for the six months ended June 30, 2023. The increase in general and administrative expenses was primarily due to professional and legal fees including non-cash, shares for services expense and outside services.

Other Income and (Expenses)

Other income and (expenses) decreased by $13,396,311 resulting in a total of ($5,660,254) for the six months ended June 30, 2024, compared to $7,736,057 for the same period in 2023. The significant decrease was primarily due to a reduction in the net change of derivative liability and conversion of debt which declined by $9,419,390. Additionally, the impairment decreased by $50,000 and an decrease of $4,148,650 in the gain on conversion of stock.

Net Income/(Loss)

Our net loss increased by $7,686,127 to $(12,288,935) for the six months ended June 30, 2024, compared to net loss of $(4,602,808 for the six months ended June 30, 2023. The majority of the increase in net loss was due primarily to a decrease in the gain on the net change in derivative liability and conversion of debt, which decreased by $9,419,390, and a decrease in interest and dividend expense by $109,978. Additionally, there was a gain on the write-off of payable of $30,646 and a gain of $1,255,178 on the conversion of stock, both contributing positively to other income (expense) for the six months ended June 30, 2024.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price, volatility, variable conversion prices based on market prices defined in the respective agreements and probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the six months ending June 30, 2024. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

In connection with our prior sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $32,899 and $114,639, respectively. The working capital deficit was $42,253,425 on June 30, 2024, compared to $32,249,892 on December 31, 2023. The increase in working capital deficit was due primarily to an increase in non-cash derivative liabilities, current liabilities held-for-sale, and accrued expenses, partially offset with a decrease in convertible promissory notes.

During the period ended June 30, 2024, we raised an aggregate of $575,100 from the sale of preferred stock in private placements and $2,468,730 from WODI convertible secured promissory notes and warrants. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $2,134,411 for the six months ended June 30, 2024, compared to $3,282,732 for the prior period ended June 30, 2023. The decrease in net cash used in operating activities was primarily driven due to a significant gain on the net change in valuation of derivative liabilities amounting to $6,593,511 in 2024 compared to a loss of $2,825,879 in 2023, contributing to reduced cash outflow. Additionally, the impairment of receivable from SPAC decreased to $1,128,000 in 2024 from $2,650,986 in 2023.

Net cash flows used in investing activities was $1,071,000 for the six months ended June 30, 2024, compared to $2,429,558 for the same period in 2023. The decrease in cash used in investing activities was primarily due to a reduction in the purchase of SPAC notes payable, which decreased to $1,128,000 in 2024 from $2,650,986 in 2023. Additionally, there were payments received in long-term assets amounting to $66,000 in 2024 compared to $230,428 in 2023.

Net cash flows provided by financing activities was $2,952,125 for the six months ended June 30, 2024, as compared to $5,737,866 for same period in 2023. The decrease in cash provided by financing activities was due to a reduction in proceeds from convertible secured promissory notes, which decreased to $2,042,500 in 2024 from $4,994,000 in 2023. Additionally, there as an increase in payments on the line of credit and loans, along with payments on cumulative preferred stock dividends and distributions.

Proceeds from the issues of warrants in 2024 amounted to $426,230, which were not present in 2023. Net proceeds from the issuance of preferred stock for cash increased to $575,100 in 2024 from $366,300 in 2023. To date, we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

We do not have any material commitments for capital expenditures during the next twelve months. While the proceeds from the issuance of securities, combined with revenue from operations, are currently sufficient to fund our operating expenses in the near term, we anticipate the need to raise additional funds to sustain and expand our operations in the future. Therefore, our ability to continue operations is contingent upon securing additional financing, which may not be available on acceptable terms, or at all.

Potential financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. It’s important to note that if we do issue additional equity or debt securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

The inability to secure additional capital could significantly limit our ability to grow and might reduce our capacity to continue business operations. In the event we are unable to obtain necessary financing, we may be forced to curtail our marketing and development plans and possibly cease our operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

August 14, 2024	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)