Form 10-Q
period 2024-09-30
ORIGINCLEAR, INC.
filed 2024-11-19
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2024

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

As of November 13, 2024, there were 1,634,014,574 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,182	$114,640
Current assets held-for-sale	2,710,573	2,338,798
Fair value investment in securities	31,646	36,166
Prepaid expenses	10,159	-
TOTAL CURRENT ASSETS	2,796,560	2,489,604

Net property and equipment	123,792	143,366
Net property and equipment held-for-sale	1,324	3,370
NET PROPERTY AND EQUIPMENT	125,116	146,736
OTHER ASSETS
Receivable on sale of asset	-	99,000
Non-current assets held for sale	419,051	400,000
Fair value investment-securities	3,200	3,200
Trademark	4,467	4,467
TOTAL OTHER ASSETS	426,718	506,667

TOTAL ASSETS	$3,348,394	$3,143,007
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other payable	$505,924	$647,483
Accrued expenses	2,154,862	1,774,513
Cumulative preferred stock dividends payable	606,848	523,403
Customer deposit	2,950	2,950
Secured loans payable	-	30,646
Loans payable, current	145,216	147,217
Related party loan	298,000
Derivative liabilities	13,579,875	7,742,759
Series F 8% Preferred Stock, 50 and 60 shares issued and outstanding, respectively	50,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively	25,000	25,000
Series K 8% Preferred Stock, 297.15 and 407.15 shares issued and outstanding, respectively, respectively	297,150	307,150
Convertible promissory notes, net of discount of $0 and $0, respectively	597,944	2,472,944
Current liabilities held-for-sale	28,511,591	20,980,431
TOTAL CURRENT LIABILTIES	46,800,360	34,739,496
Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	2,019,747	144,747
Non-current liabilities held-for-sale	480,038	-
TOTAL LONG TERM LIABILITIES	2,499,785	144,747
TOTAL LIABILITIES	49,300,145	34,884,243
COMMITMENTS AND CONTINGENCIES (Note 13)
Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320,495 and 320,495 shares issued and outstanding, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 185 and 190 shares issued and outstanding, respectively	185,000	190,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding	30,000	30,000
Series Q 12% Convertible Preferred Stock, 410 and 420 shares issued and outstanding, respectively	410,000	420,000
Series R 12% Convertible Preferred Stock, 1,473 and 1,608 shares issued and outstanding, respectively	1,473,000	1,608,000
Series S 12% Convertible Preferred Stock, 110 and 120 shares issued and outstanding, respectively,	110,000	120,000
Series U Convertible Preferred Stock, 270 and 270 shares issued and outstanding, respectively	270,000	270,000
Series W 12% Convertible Preferred Stock, 696.50 and 886.5 shares issued and outstanding, respectively	696,500	886,500
Series Y Convertible Preferred Stock, 28.8 and 24.6 shares issued and outstanding, respectively	2,908,327	2,460,227
	7,620,822	7,522,722
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized 31,500,000 and 31,5000,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Common stock, $0.0001 par value, 19,000,000,000 and 16,000,000,0000 shares authorized 1,609,888,305 and 1,399,782,046 equity shares issued and outstanding, respectively	160,990	139,978
Subscription payable for purchase of equipment	100,000	100,000
Additional paid in capital - Common stock	82,683,056	81,949,274
Noncontrolling interest	(2,776,963)	(2,239,493)
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(133,742,674)	(119,216,735)
TOTAL SHAREHOLDERS’ DEFICIT	(53,572,573)	(39,263,958)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,348,394	$3,143,007

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$-	$6,573	$6,573	$19,719
Cost of goods sold	6,439	6,582	19,573	19,735
Gross (loss) profit	(6,439)	(9)	(13,000)	(16)

Operating expenses
Selling and marketing expenses	731,792	470,231	1,864,350	1,872,486
General and administrative expenses	530,651	477,619	2,154,524	2,263,216
Total Operating expenses	1,262,443	947,850	4,018,874	4,135,702

Loss from Operations	(1,268,882)	(947,859)	(4,031,874)	(4,135,718)
OTHER INCOME (EXPENSE)
Other income (expense)	(24,834)	25,844	(24,834)	(2,428)
Impairment of receivable from SPAC	-	-	-	(50,000)
Gain on write off of loans payable	-	545,507	30,646	545,507
Unrealized loss on investment securities	(4,521)	8,242	(4,521)	3,721
(Loss) gain on conversion of stock	443,880	1,684,645	1,699,058	7,088,473
Gain (loss) on net change in derivative liability and conversion of debt	756,395	(1,259,749)	(5,837,116)	1,566,130
Interest and dividend expense	(78,548)	(183,342)	(431,113)	(645,887)
TOTAL OTHER INCOME (EXPENSE)	1,092,372	821,147	(4,567,880)	8,505,516

Net income (loss) from continued operations	(176,511)	(126,714)	(8,599,754)	4,369,798
Net loss from assets held-for-sale	(2,597,966)	(3,176,235)	(6,463,652)	(12,447,783)
Net income (loss)	$(2,774,476)	$(3,302,949)	$(15,063,406)	$(8,077,985)
Basic and fully diluted earnings (loss) per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$0.00)
Basic and fully diluted (loss) earnings per share from assets held-for-sale	$(0.00)	$(0.00)	$(0.00)	$(0.01)
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING,	1,595,330,041	1,301,350,186	1,532,793,354	1,262,285,766
BASIC AND DILUTED

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2023
	Preferred stock		Mezzanine	Common Stock		Additional Paid-in-	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2022	32,502,475	3,150	$10,866,772	1,013,369,185	101,337	82,745,503	100,000	(132)	-	(108,966,645)	(26,016,787)
Common stock issued for cash per equity financing agreement	-	-	-	20,492,456	2,050	139,323	-	-	-	-	141,373
Common stock issued upon conversion of convertible promissory note	-	-	-	55,788,402	5,579	161,786	-	-	-	-	167,365
Common stock issued at fair value for services	-	-	-	62,872,237	6,287	597,291	-	-	-	-	603,578
Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	-	40,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(195,000)	50,340,392	5,034	189,966	-	-	-	-	195,000
Common stock issued for conversion of Series R Preferred stock	-	-	(920,000)	199,249,857	19,925	900,075	-	-	-	-	920,000
Common stock issued for conversion of Series S Preferred stock	-	-	(50,000)	8,864,250	886	49,114	-	-	-	-	50,000
Common stock issued for conversion of Series U Preferred stock	-	-	(115,000)	19,051,616	1,905	113,095	-	-	-	-	115,000
Common stock issued for conversion of Series W Preferred stock	-	-	(8,000)	2,318,842	232	7,768	-	-	-	-	8,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(1,810,000)	331,921,683	33,192	1,776,808	-	-	-	-	1,810,000
Common stock issued for conversion of Series Z Preferred stock	-	-	(250,000)	61,728,395	6,173	243,827	-	-	-	-	250,000
Common stock issued for Series O Preferred stock dividends	-	-	-	677,526	68	(68)	-	-	-	-	-
Common stock issued for conversion settlement agreements	-	-	-	269,393,920	26,940	(26,940)	-	-	-	-	-
Common stock issued for alternate vesting	-	-	-	11,584,932	1,158	119,382	-	-	-	-	120,540
Common stock issued through a Reg A to investors for cash	-	-	-	12,000	1	59,999	-	-	-	-	60,000
Issuance of Series A and B Preferred stock granted to Series Y investors at fair value	545,191	54	-	-	-	576,563	-	-	-	-	576,617
Cancellation of RegA common and Series A and B Preferred shares	(1,546,666)	(54)	-	(12,000)	-	(113)	-	-	-	-	(167)
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	100,000	-	-	-	-	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	526,300	-	-	-	-	-	-	-	-
Exchange of Series R Preferred Stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-	-
Exchange of Series X Preferred Stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-	-
Return of investment for Series Y Preferred stock	-	-	(10,000)	-	(1)	1	-	-	-	-	-
Redemption of common stock for note purchase agreements	-	-	-	(810,707,922)	(81,070)	(7,007,403)	-	-	-	-	(7,088,473)
Issuance of 1000:1 split of common stock through a merger with subsidiary	-	-	-	10,000,000	1,000	(1,000)	-	-	-	-	-
Issuance of common stock to investors after merger	-	-	-	3,399,217	340	(340)	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-		(8,077,985)	(8,077,985)
Balance at September 30, 2023 (unaudited)	31,501,000	$3,150	$7,745,072	1,318,066,996	$131,808	$80,683,865	$100,000	$(132)	$-	$(117,044,630)	$(36,125,939)

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2024
	Preferred stock		Mezzanine	Common stock		Additional Paid-in	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total
Balance at December 31, 2023	31,501,000	3,150	$7,522,722	1,399,782,046	139,978	81,949,274	100,000	(132)	(2,239,493)	(119,216,735)	(39,263,958)
Rounding	-	-	-	-	-	1	-	-	(1)	2	-2
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(197,113,414)	(19,711)	(1,654,517)	-	-	-	-	(1,674,228)
Common stock issued for alternative vesting	-	-	-	20,937,829	2,094	167,503	-	-	-	-	169,597
Common stock issued for conversion settlement	-	-	-	122,213,744	12,221	(12,221)	-	-	-	-	-
Common stock issued for conversion of Series O Preferred stock	-	-	(5,000)	965,252	97	4,903	-	-	-	-	5,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000
Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000
Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000
Common stock issued for converison of Series W Preferred stock	-	-	(200,000)	41,715,134	4,172	195,828	-	-	-	-	200,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(547,000)	108,049,219	10,805	536,195	-	-	-	-	547,000
Common stock issued at fair value for services	-	-	-	70,218,771	7,022	585,397	-	-	-	-	592,419
Common stock issued for Series O Preferred stockdividends	-	-	-	693,766	69	(69)	-	-	-	-	-
Common stock issued through a Reg A to investors for cash	-	-	-	5,080,000	508	48,267	-	-	-	-	48,775
Issuances of Series Y Preferred stock through private placement	-	-	995,100	-	-	-	-	-	-	-	-
Exchange of Series F Preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	701,230	-	-	-	-	701,230
Net Loss	-	-	-	-	-	-	-	-	(537,469)	(14,525,937)	(15,063,406)
Balance at September 30, 2024 (unaudited)	31,501,000	$3,150	$7,620,822	1,609,888,305	$160,990	$82,683,056	$100,000	$(132)	$(2,776,963)	$(133,742,674)	$(53,572,573)

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,599,754)	$4,369,798
Net loss from assets held-for sale	(6,463,652)	(12,447,783)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,619	23,011
Common and preferred stock issued for services	592,419	603,578
Loss (gain) on net change in valuation of derivative liability	5,837,116	1,238,686
Stock based compensation expense	169,597	696,960
Debt discount recognized as interest expense	149,822	-
Net unrealized loss on fair value of securities	4,521	3,721
Impairment of receivable from SPAC	1,580,508	3,260,985
Conversion and settlement value loss on WODI	1,679,349	7,728,089
Gain on redemption of common stock	(1,674,228)	(7,088,473)
Gain on write off of payable	(30,646)	(218,064)
Change in Assets (Increase) Decrease in:
Contracts receivable	497,795	1,000,618
Contract asset	(375,092)	571,164
Right of use asset	(32,531)
Prepaid expenses and other assets	(82,247)	14,825
Other assets	(19,051)	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	472,001	(2,169,342)
Accrued expenses	2,125,350	792,264
Contract liabilities	1,002,092	338,637
Tax liability 83(b)	-	(2,000)
Trust escrow	-	-
Net cash used in operating activities	(3,145,012)	(1,283,296)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(1,580,508)	(3,260,985)
Payments received on long term asset	99,000	268,000
Purchase of fixed assets	(13,500)	(13,500)
Net cash used in investing activities	(1,495,008)	(3,006,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable, SBA	(2,001)	(1,919)
Proceeds from line of credit	-	139,879
Payments on line of credit	(151,516)	-
Proceeds from loans, merchant cash advance	224,570	-
Payments on loans, merchant cash advance	(444,585)	-
Proceeds from loans, related party	298,000	-
Equity financing through the purchase of common shares	-	141,373
Net payments on cumulative preferred stock dividends	83,445	20,859
Proceeds from convertible secured promissory notes	2,642,701	6,346,500
Common stock issued for RegA cash	48,775	60,000
Proceeds from issuance of warrants	701,230	-
Net proceeds for issuance of preferred stock for cash - mezzanine classification	995,100	516,300
Net cash provided by financing activities	4,395,719	7,222,992

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(244,301)	2,933,211
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	488,830	1,354,814
CASH AND CASH EQUIVALAENTS END OF PERIOD	$244,529	$4,288,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$40,447	$674,376
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$-	$167,365
Issuance of Series O dividends	$69	$68
Preferred stock converted to common stock - mezzanine	$917,000	$3,388,000
Exchange of Series R Preferred Stock for WODI secured convertible note	$-	$100,000
Exchange from liability to mezzanine	$20,000	$-
Common stock issued as settlement	$12,221	$26,940
Exchange of Series X Preferred Stock for WODI secured convertible note	$-	$250,000
Adoption of ASC 842	$627,074	$-

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.	Company Overview, Basis of Presentation, and Summary of Significant Accounting Policies

Company Overview

OriginClear, Inc (the “Company”) was founded in 2007 as OriginOil® and rebranded in 2015 to focus on the industrial water sector. The Company operates as the Clean Water Innovation Hub™, leveraging retail investor development capabilities to bring potentially disruptive water technology companies to market. Its main subsidiary, Water on Demand, Inc. (“WODI”), operates three operating divisions:

●	Progressive Water Treatment (“PWT”), specializes in engineered water treatment solutions and custom treatment systems, contributing significantly to the Company’s revenue.

●	Modular Water Systems (“MWS”), which holds a worldwide, exclusive master license to the intellectual property of Daniel M. Early P.E. This includes five patents and related intellectual property, know-how, and trade secrets (“Early IP”).

●	Water on Demand (“WOD”), which offers private businesses a model to pay for water treatment services on a per-gallon basis through Design-Build-Own-Operate (“DBOO”) contracts.

In 2023, the Company combined these divisions under WODI, and on October 24, 2023, announced a planned merger with Fortune Rise Acquisition Corp. (“FRLA”).

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for the interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Rule 10-01 of Regulation S-X. These financial statements included all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for the periods presented.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

All intercompany balances and transactions have been eliminated in consolidation.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to operate and meet its obligations in the ordinary course of business. However, recurring losses from operations and an accumulated deficit raise substantial doubt about the Company to continue as a going concern. Our auditors expressed similar concern in their report for the year ended December 31, 2023.

During the nine months ended September 30, 2024, the Company raised funds through convertible notes and preferred stock sales. Management believes these funds, along with anticipated revenue and further financing, will allow the Company to meet its obligations.

Management plans to alleviate the going concern by pursuing additional financing through debt or equity. However, there is no assurance that such financing will be available on acceptable terms, and any such financing could result in restrictions or operations or dilution to existing shareholders.

Principles of consolidation

The consolidated financial statements include OriginClear, Inc. and its subsidiaries: WODI, Water On Demand #1, Inc., and OriginClear Technologies, Ltd. All material intercompany transactions are eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period, as well as the disclosure of contingent assets and liabilities. Significant estimates include those related to impairments of long-lived assets, revenue recognition, valuation of inventories, the fair value of derivative liabilities, stock-based compensation, and deferred tax assets. Actual results may differ from these estimates, and any revisions to estimates are recognized in the period the estimate is revised.

Revenue recognition

The company recognizes revenue in accordance with ASC 606, “Revenue from Contract with Customers,” when control of the promised goods or services is transferred to the customer. Revenue from equipment contracts is recognized over time, as performance obligations are satisfied based on the cost-to-cost method. The transaction price is determined at contact inception and adjusted for any variable consideration that is constrained to avoid significant revenue reversals.

Net Loss per share

Basic loss per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes the effect of potentially dilutive securities, such as warrants and convertible securities, only when they are dilutive. For the periods presented, all potential shares were excluded from diluted loss per share calculations because they were anti-dilutive due to net losses.

The Company excludes issuable shares from warrants, convertible notes, and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	For the Nine Months Ended
	September 30,
	2024	2023
Income (loss) to common shareholders (Numerator)- continuing operations	$(8,599,754)	$4,369,798)
Loss to common shareholders (Numerator) - related to assets held-for-sale	(6,463,652)	(12,447,783)
Basic and diluted weighted average number of common shares outstanding (Denominator)	1,532,793,354	1,262,285,766

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Contract receivables

Contract receivables are recorded based on progress billings, representing amounts billed to customers under contractual arrangements for goods and services provided The Company assesses contract receivables for collectability and establishes an allowance for doubtful accounts to reflect amounts estimated to be uncollectible.

The allowance for doubtful accounts is based on a periodic review of aged receivables and the creditworthiness of each customer. Factors considered include historical collection experience, customer credit risk, and current economic conditions. Adjustments to the allowance are made based on management’s assessment of collection efforts and the likelihood of recovery.

As of September 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $355,453 and $379,335, respectively. The net contract receivable balance, after deducting the allowance for doubtful accounts, was $1,011,709 and $1,509,504, respectively.

Indefinite lived intangibles and goodwill assets

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, “Business Combinations.” The purchase price is allocated to identifiable tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values at the acquisition date. Any excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. The purchase price allocation may be adjusted within one year as new information becomes available.

Goodwill and indefinite lived intangibles assets are tested for impairment annually in the fourth quarter, or more frequently if events indicate potential impairment, in accordance with ASC 350, “Intangibles – Goodwill and Other.” The impairment test involves a qualitative or quantitative assessment to determine if the carrying amount exceeds the asset’s fair value.

As of September 30, 2024, and 2023, the Company determined that no impairment existed.

Prepaid expenses

Prepaid expenses represent payments made by the Company in advance for goods or services that provide future economic benefits. These amounts are recorded as assets upon payment and subsequently expensed over the periods in which the related benefits are realized, in accordance with the matching principle.

As of September 30, 2024, and December 31, 2023, the prepaid expenses balance was $82,247 and $0, respectively.

Property and equipment

Property and equipment are recorded at cost. Upon disposal, the asset’s cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the income statement. Maintenance and repairs costs are expensed as incurred, while expenditures that significantly improve or extend the useful life of the assets are capitalized.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	3-7 years
Computer software	3 years
Vehicles	3-6 years
Leasehold improvements	2-5 years or lease term

	September 30,	December 31,
	2024	2023
Machinery and equipment	$383,571	$383,569
Computer equipment and software	66,491	66,493
Vehicles	64,276	64,276
Demo Units	36,139	36,139
Furniture and fixtures	29,809	29,810
Leasehold improvements	26,725	26,725
Gross property and equipment	607,011	607,012
Less accumulated depreciation	(481,895)	(460,276)
Net property and equipment	$125,116	$146,736

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If indicators are present, the carry value is compared to fair value, and any excess is recognized as an impairment charge in accordance with ASC 360, “Property, Plant, and Equipment.”

Depreciation expenses for the nine months ended September 30, 2024, and 2023, were $21,619 and $23,011, respectively.

Leases

The Company accounts for leases in accordance with ASC 842, “Leases”. At lease inception, the Company determines whether an arrangement contains a lease. Operating leases are recorded as Right-Of-Use (“ROU”) assets, current lease liabilities, and non-current lease liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the obligations to make lease payments. These assets and liabilities are recognized at the lease commencement date, measured by the present value of the lease payments. As the implicit rate is not readily determinable, the Company uses the incremental borrowing rate.

Lease expense is recognized on a straight-line basis over the lease term. Short-term leases (12 months or less) do not result in recognition of ROU asset or lease liability recognition, provided no purchase option is reasonably certain to be exercised.

Certain lease agreements include variable lease payments, such as those adjusted for inflation or usage, which are recognized in the period in which the triggering event occurs and are not included in the initial lease liability measurement.

Further details regarding the Company’s leases, including future lease payments, and lease liabilities, are provided in Footnote 4 - Leases.

Long term asset held for sale

The Company recognized the sale of real property in Buenos Aires, Argentina, which was transferred to the Company in 2021 in exchange for Series T Preferred Stock issued under a Securities Purchase Agreement (“SPA”).  For further details on the transaction, including the initial recognition, impairments, and final sales terms, refer to Footnote 12- Assets Held for Sale – Continuing Operations.

As of September 30, 2024, the outstanding receivable balance related to the sale was $0.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” Stock options and warrants issued to employees and non-employees for services and financing costs are measured at fair value.

For employees, the fair value is determined at the grant date and recognized as expense over the vesting period, typically using the Black-Scholes model.

For non-employees, the fair value is measured at the earlier of (a) the performance commitment date or (b) when the performance is complete. Compensation is recognized over the vesting period, or immediately if there are no future performance obligations.

Derivatives

The Company evaluates all financial instruments to determine if they qualify as derivatives or contain embedded derivative features. Derivatives are initially recorded at fair value and are revalued at each reporting date, with changes in fair value recognized in the consolidated statements of operations.

For stock-based derivatives, the Company uses a Binomial lattice option pricing model to value the instruments at inception and on subsequent valuation dates.

The classification of derivatives as liabilities or equity is reassessed at each reporting period. Derivative liabilities are classified as current or non-current based on the likelihood of net-cash settlement within 12 months of the balance sheet date.

Fair value of financial instruments

The Company measures certain financial instruments at fair value in accordance with ASC 820, which provides a framework for measuring fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.

ASC 820 outlines a three-tier fair value hierarchy that prioritizes the inputs used in valuations:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices, including observable market data for similar assets or liabilities in active or inactive markets.

●	Level 3: Unobservable inputs requiring the use of significant assumptions or models.

As of September 30, 2024, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified within the fair value hierarchy as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, September 30, 2024	$34,846	$34,846	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Convertible notes liability	$13,345,084	$-	$-	$13,345,084
Warrants liability	234,791	-	-	234,791
Total derivative liability, September 30, 2024	13,579,875	-	-	13,579,875

The following is a reconciliation of Level 3 derivative liabilities for the period ending September 30,2024:

Balance as of January 1, 2024	$7,742,759
Net loss on conversion of debt and change in derivative liabilities	5,837,116
Balance as of September 30, 2024	$13,579,875

The Company utilizes a Binomial lattice option pricing model to value derivative liabilities. Significant assumptions used in the calculation for the period ending September 30, 2024, valuation include, but are not limited to:

September 30, 2024
Risk free interest rate	4.1% -5.0%
Stock volatility factor	101.9% - 218.8%
Weighted average expected option life (in years)	0.50 - 4.50
Expected dividend yield	None

Segment Reporting

The Company operates in a single reporting segment, as its organizational structure and management approach evaluate the business as a unified operation. This single-segment manger reflects the manner in which the Company’s Chief Operating Decision Maker assesses performance and allocates resources.

Marketable Securities

The Company adopted ASU 2016-01, “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard requires investments, except those under the equity method or resulting in consolidation of the investee, to be measured at fair value, with changes in fair value recognized in net income. It also mandates the use of the exit price notion for fair value measurement and requires separate presentation of the financial assets and liabilities by measurement category and form.

The Company evaluated the impact of this standard and determined it had a significant effect on the condensed consolidated financial statements. The Company accounts for its investment in Water Technologies International, Inc. as available-for-sale securities, with unrealized gains recognized in net income.

Licensing agreement

The Company evaluated its licensing agreement under ASU 606 to determine the timing of revenue recognition. The licensing of intellectual property (“IP”) is distinct from the non-license goods or services, with significant standalone functionality that provides value to the customer. Since this functionality is delivered immediately, and does not change during the license period, revenue is generally recognized upon delivery of the license.

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current condensed consolidated financial statements for comparative purposes. These reclassifications had no material effect on the Company’s previously issued financial statements.

Work-in-process

The Company records accumulated costs for work-in-process as an asset for projects expected to be delivered to customers. These costs include materials and labor related to the construction of equipment to be sold.

Recently issued accounting pronouncements

Management has reviewed recently issued, but not yet effective, accounting standards and does not expect them to have a material impact on the accompanying condensed financial statements if adopted.

2.	WODI Assets and Liabilities Held-for-Sale, Discontinuing Operations

On September 21, 2023, WODI entered into a merger agreement with PWT, to enhance enterprise value in anticipation of a potential merger with FRLA. As part of the merger, PWT rebranded to Water on Demand and entered discussions with FRLA to acquire all outstanding securities of the combined WODI/PWT entity, subject to certain financial and business conditions. The preliminary LOI is non-binding and provides a framework for good faith negotiations.

On October 24, 2023, WODI and FRLA executed a definitive Business Combination Agreement (the “BCA”), estimated a proforma equity valuation of approximately $72 million for the merged entity, assuming no additional redemptions of FRLA public shares. Subsequently, on October 25, 2023, at a Special Meeting, FRLA shareholders approved a twelve-month extension option, extending the deadline to consummate its initial business combination to November 5, 2024, subject to certain conditions.

On February 14, 2024, the Company and FRLA filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement and prospectus for the proposed business combination with WODI.

Classification ad Held-For-Sale and Discontinued Operations

In accordance with ASC 205-20, the assets, liabilities, and operating results of WODI, including those associated with the lease of Sherman, Texas facility (See Footnote 3 – Leases for lease specifics) are classified as held-for-sale and discontinued operations as of September 30, 2024. This classification reflects a strategic shift expected to significantly impact the Company’s financial results The classification meets all held-for-sale criteria under ASC 205-20, as follows:

●	Management has committed to a plan to sell the entity.

●	The entity is available for immediate sale in its current condition

●	An active program to locate a buyer and finalize the sale is underway.

●	The sale is probable, withing one year.

●	The entity is marked for sale at a reasonable price relative to fair value.

Financial Statement Impact and Comparability Adjustments

As a result of the held-for-sale classification, WODI’s assets, liabilities, and operating results have been reclassified as held-for-sale and discontinued operations on the balance sheet and income statement as of September 30, 2024. The prior period condensed consolidated financial statements as of December 31, 2023, have been restated for comparability. Net losses for held-for-sale operations are presented as a sperate line item in both the current and prior periods to facilitate comparability.

As the proposed business combination meets all these criteria, WODI’s assets, liabilities, and operating results have been reclassified as held-for-sale as of September 30, 2024. The prior period condensed consolidated financial statements, ending December 31, 2023, have been adjusted for comparability.

Assets and Liabilities Held-for-Sale

Major categories of assets and liabilities included in the held-for-sale classification are separately presented on the balance sheet. These include, but are not limited to, assets related to contract receivables and right of use assets and corresponding liabilities as of September 30, 2024.

	September 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash	$200,347	$374,192
Contracts receivable, net allowance of $355,453 and $379,335, respectively (Note 2)	1,011,709	1,509,504
Contract assets (Note 7)	830,194	455,102
Right-of-use asset, net	596,235	-
Prepaid expenses	72,088	-
Other receivable	-	-
Total Current Assets Held-For-Sale	2,710,573	2,338,798
NET PROPERTY AND EQUIPMENT HELD-FOR-SALE	1,324	3,370
NON-CURRENT ASSETS HELD-FOR SALE
SPAC Class B common shares purchase cost (Note 10)	400,000	400,000
Security deposit	19,051	-
Total Non-Current Liabilities Held-For-Sale	419,051	400,000
CURRENT LIABILITIES HELD-FOR-SALE
Accounts payable and other payable	$1,948,771	$1,335,211
Accrued expenses	2,826,113	1,103,159
Customer deposit	143,503	143,503
Secured loans payable	-	110,695
Lease liabilities, current	146,315	-
Contract liabilities (Note 7)	2,348,458	1,346,366
Warranty reserve	20,000	20,000
Tax Liability		13,600
Line of credit (Note 11)	27,292	178,808
Convertible secured promissory notes (Note 6)	21,051,139	16,729,089
Total Current Liabilities Held-For-Sale	$28,511,591	$20,980,431
NONCURRENT LIABILITIES HELD-FOR-SALE
Lease liabilities, non current	480,038	-
Total Non-Current Liabilities Held-For-Sale	$480,038	$-

Net loss from Assets Held-for-Sale

The operating results and net loss from assets held-for-sale are reported in a separate line on the income statement. The presentation isolates the impact of the discontinued operations on overall financial performance for both the current and prior period comparatives.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenue	$868,123	$1,357,267	$3,472,319	$5,181,199
Cost of goods sold	909,504	1,136,539	3,241,850	4,649,625
Gross Profit	(41,381)	220,728	230,469	531,574
Operating Expenses
Selling and marketing expenses	173,068	335	267,739	43,322
General and administrative expenses	987,002	306,064	1,565,786	866,314
Total Operating Expenses	1,160,070	306,399	1,833,525	909,636
Loss from Operations	(1,201,451)	(85,671)	(1,603,056)	(378,062)
OTHER INCOME (EXPENSE)
Other income	40,828	569	41,974	127,448
Impairment of receivable from SPAC	(452,508)	(610,000)	(1,580,508)	(3,210,985)
Conversion and settlement value added to note purchase agreements (see Note 6)	(382,349)	(420,765)	(1,679,349)	(7,728,089)
Preferred stock compensation expense	-	(1,690,500)	-	(576,618)
Interest expense	(602,486)	(369,868)	(1,642,713)	(681,477)
TOTAL OTHER (EXPENSE) INCOME	(1,396,515)	(3,090,564)	(4,860,596)	(12,069,721)
NET LOSS FROM ASSETS-HELD-FOR-SALE	$(2,597,966)	$(3,176,235)	$(6,463,652)	$(12,447,783)

3.	Leases

The Company leases production facilities under a non-cancelable operating lease agreement. The facility located at 5225 W Houston Sherman, Texas commenced on July 1, 2024, and is classified as an operating lease, in accordance with ASC 842, Leases. The lease has a term of 61 months, with the Company responsible for property taxes, insurance, and maintenance costs under a Tripe Net (NNN) arrangement.

As noted in Footnote 2, WODI Assets and Liabilities Held-for-Sale, this lease is included in the held-for-sale classification due to the Company’s strategic business combination plans. The lease details below remain relevant for the current period per ASC 205-20, until the completion of the sale.

Right-of-Use (ROU) Asset and Lease Liability

At lease commencement, the Company recorded a Right-of-Use (ROU) asset and corresponding lease liability, both measured at the present value of lease payments over the lease term, discounted using an incremental borrowing rate of 11.84%. The ROU asset is amortized on a straight-line basis over the lease term, while the lease liability is reduced based on the effective interest method. Each monthly payment is allocated between interest expense and principal reduction.

Lease balances as of September 30, 2024

The components of lease-related assets and liabilities as of September 30, 2024, included within the held for sale classification are as follows:

Description	Amount
Right of Use Asset, net	$596,235
Lease Liability - current portion	146,315
Lease liability - non-current portion	466,438
Total lease liability	$612,753

Lease Expense

For the quarter ended September 30, 2024, the Company recognized the following lease-related expenses in COGS, as the facility is directly related to production:

●	Amortization of ROU Asset $30,840

●	Interest expense $12,304 (related to the lease liability)

Future Minimum Lease Payments

Future minimum lease payments as of September 30, 2024, are presented as part of held-for-sale assets, are as follows:

Period	Amount
Remainder of 2024	$39,936
Year 1	161,791
Year 2	166,602
Year 3	171,465
Year 4	176,667
Year 5 and thereafter	104,867
Total Lease Payments	$821,328
Less: Present Value Discount	(208,575)
Total Lease Liability	$612,753

Other Lease Disclosures

The Company has no significant options to extend or terminate the lease beyond its contractual terms. The lease agreement does not include any purchase options, nor are there any residual value guarantees associated with the lease.

4.	Capital Stock

OriginClear, Inc. Preferred Stock

Series C Preferred Stock

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to T. Riggs Eckelberry in exchange for continued employment. These shares carry no dividend rights, no liquidation preference, and are not convertible. The holder is entitled to 51% of the voting power. The purchase price was $0.0001 per share, for a total of $0.10 for 1,000 shares. As of September 30, 2024, 1,000 shares of Series C preferred stock were issued and outstanding.

Series D-1 Preferred Stock

On April 13, 2018, 50,000,000 shares were designated as Series D-1 preferred stock. These shares carry no dividend rights or liquidation preference and are convertible into 0.0005 shares of common stock, subject to a 4.99% beneficial ownership cap, which may be increased to 9.99% with 61 days’ notice. Issued at no consideration per share, Series D-1 has a total value of $0. As of September 30, 2024, 31,500,000 shares of Series D-1 preferred stock were issued and outstanding.

Series F

On August 14, 2018, 6,000 shares were designated as Series F preferred stock, with a liquidation preference of $1,000 per share plus accrued but unpaid dividends. Series F shares are non-convertible and entitle the holder to quarterly dividends at an 8% annual rate. Redemption was required by September 1, 2020, but the Company failed to redeem. During the nine months ended September 30, 2024, 10 shares of Series F were exchanged for 10 shares of Series Q preferred stock with no gain or loss was recognized. As of September 30, 2024, 50 shares remained outstanding, and the Company was in default for an aggregate redemption obligation of $50,000.

Series G

On January 16, 2019, 6,000 shares were designated as Series G preferred stock, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an 8% annual rate, payable quarterly. Redemption was required by April 30, 2021, but the Company failed to redeem. As of September 30, 2024, 25 shares of Series G preferred stock remained outstanding, with a redemption obligation of $25,000.

Series I

On April 3, 2019, 4,000 shares were designated as Series I preferred stock, with a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at an annual rate of 8%, payable quarterly. The Series I shares are not convertible and are not entitled to voting rights. Redemption was required between May 2, 2021, and June 10, 2021, but the Company failed to redeem. As of September 30, 2024, 25 shares of Series I preferred stock were outstanding, with a redemption obligation of $25,000, and the Company remains in default.

Series J

On April 3, 2019, 100,000 shares were designated as Series J preferred stock, with a stated value of $1,000 per share. Holders of Series J preferred stock are entitled to dividends on an as-converted basis with the Company’s common stock. The Series J preferred stock is convertible into shares of common stock on the terms outlined in the Series J Certificate of Designation (“COD”). As of September 30, 2024, 210 shares of Series J preferred stock were issued and outstanding.

Series K

On June 3, 2019, 4,000 shares were designated as Series K preferred stock, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an 8% annual rate, payable quarterly. These shares are not entitled to voting rights or convertible. The company was required to redeem the shares between August 5, 2021, and April 24, 2022, but failed to redeem. dividends. As of September 30, 2024, 297.15 shares of Series K preferred stock was issued and outstanding, with a redemption obligation of $297,150.

Series L

On June 3, 2019, 100,000 shares were designated as Series L preferred stock with a stated value of $1,000 per share. Holders are entitled to dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into common stock. As of September 30, 2024, 320.5 shares of Series L preferred stock were issued and outstanding.

Series M

On July 1, 2020, 800,000 shares were designated as Series M preferred stock, with a stated value of $25 per share. Holders are entitled to monthly dividends at 10% annual rate, with a liquidation preference equal to $25 per share plus unpaid dividends. These shares are not convertible or entitled to voting rights, except as required by law. The Company may redeem Series M shares at a price of $37.50 per share plus unpaid dividends. As of September 30, 2024, there were 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, 2,000 shares were designated as Series O preferred stock, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an annual rate of 8% in cash and 4% in shares of common stock, payable quarterly. The Series O preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to the common stock. The Series O preferred stock has no preemptive or subscription rights, and there is no sinking fund provision applicable. These shares do not have voting rights except as required by law. Each Series O is convertible into common stock at a rate of 200% of the stated value divided by the conversion price, subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. The conversion price is based on the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series O preferred stock at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends. The cumulative dividends are recorded as interest expense.

During the nine months ended September 30, 2024, the Company issued 693,766 shares of common stock in prorated 4% annualized dividends, recorded as interest expense. The shares were issued within the terms of the agreement, and no gain or loss was recognized. During the nine months ended September 30, 2024, the Company issued 965,252 shares of common stock upon conversion of 5 shares of Series O preferred stock. There was no gain or loss recognized. As of September 30, 2024, there were 185 shares of Series O preferred stock issued and outstanding.

Series P

On April 27, 2020, 500 shares were designated as Series P preferred stock, with a stated value of $1,000 per share. Holders of Series P preferred shares are entitled to receive dividends on an as-converted basis with the Company’s common stock. The Series P preferred stock is convertible into common stock pursuant to the terms outlined in the Series P COD, including certain make-good shares for certain prior investors. Conversion is subject to a 4.99% beneficial ownership which may be increased to 9.99% upon 61 days’ notice.

The Series P preferred stock entitles holders to payment on an as-converted and pari-passu basis with common stock upon liquidation. The Series P preferred stock has no preemptive or subscription rights, and there is no sinking fund or redemption provisions. These shares vote on as-converted basis with the common stock, subject to the beneficial ownership limitation. As of September 30, 2024, 30 shares of Series P preferred stock issued and outstanding.

Series Q

On August 21, 2020, 2,000 shares were designated as Series Q preferred Stock, with a stated value of $1,000 per share. Holders are entitled to receive cumulative dividends at an annual rate of 12% in cash, payable quarterly. The Series Q preferred stock has a liquidation preference equal to the stated value plus any accrued but unpaid dividends, in preference to common stock. These shares have no preemptive or subscription rights, and there is no sinking fund provision. The Series Q preferred stock does not have voting rights except as required by law. Each Series Q share is convertible into common stock at a rate of 200% of the stated value by divided by the conversion price, subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. The conversion price is based on the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company may redeem the Series Q shares at any time at a redemption price equal to the stated value plus accrued but unpaid dividends. The cumulative dividends are recorded as interest expense.

During the nine months ended September 30, 2024, the Company issued 4,576,458 shares of common stock upon conversion of 20 shares of Series Q preferred stock. No gain or loss was recognized. As of September 30, 2024, there were 410 shares of Series Q preferred stock issued and outstanding.

Series R

On November 16, 2020, 5,000 shares were designated as Series R preferred stock, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an annual rate of 10% in cash, payable quarterly. The Series R preferred stock has no voting rights except as required by law. Each share of Series R is convertible into common stock at a rate of 200% of the stated value divided by the conversion price, with certain prior investors entitled to make-good shares. The conversion is subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. The conversion price is based on the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company may redeem the Series R shares at any time at a redemption price equal to the stated value plus any accrued but unpaid cash dividends, or, if paid in common stock, the number of shares determined by dividing the stated value by the conversion price.

During the nine months ended September 30, 2024, the Company issued 30,496,772 shares of common stock upon conversion of 135 shares of Series R preferred stock. No gain or loss was recognized. As of September 30, 2024, 1,473 shares of Series R preferred stock issued and outstanding.

Series S

On February 5, 2021, 430 shares were designated as Series S preferred stock, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an annual rate of 12% in cash, payable quarterly. The Series S preferred stock has no voting rights except as required by law. Each share of Series S is convertible into common stock at a rate of 200% of the stated value divided by the conversion price, subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. The conversion price is based on the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series S at any time a redemption price equal to the stated value plus any accrued but unpaid dividends.

During the nine months ended September 30, 2024, the Company issued 2,272,728 shares of common stock upon conversion of 10 shares of Series S preferred stock. No gain or loss was recognized. As of September 30, 2024, 110 shares of Series S preferred stock were issued and outstanding.

Series U

On May 26, 2021, 5,000 shares were designated as Series U preferred stock, with a stated value of $1,000 per share. Holders are not entitled to any dividends and have no voting rights except as required by law. Each share of Series U is convertible into common stock at a rate of 150% of the stated value divided by the conversion price. Certain prior investors are also entitled to certain make-good shares, subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. The conversion price is equal to the lesser of $0.20 or the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series U at any time at a redemption price equal to the stated value in cash or shares of common stock, determined by dividing 200% of the stated value by the conversion price, and adding any applicable make-good shares.

As of September 30, 2024, there were 270 shares of Series U preferred stock issued and outstanding, along with 596,500 warrants with a fair value of $0 (with exercise price of $1). These warrants associated with Series U were valued using the Black Scholes model (See Note 5).

Series W

On April 28, 2021, 3,390 shares were designated as Series W preferred stock, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends in cash at an annual rate of 12%, payable quarterly. The Series W holders have no voting rights except as required by law. Each Series W share is convertible into common stock at a rate of 200% of the stated value divided by the conversion price, subject to a 4.99% beneficial ownership cap. The conversion price is equal to the average closing sale price of the common stock for the five trading days prior to the conversion date. The Company has the right to redeem the Series W at any time at a redemption price equal to the stated value plus any accrued but unpaid dividends.

During the nine months ended September 30, 2024, the Company issued 41,715,134 shares of common stock upon conversion of 200 shares of Series W preferred stock. No gain or loss was recognized. As of September 30, 2024, 696.5 shares of Series W preferred stock were issued and outstanding.

Series Y

On December 6, 2021, 3,000 shares were designated as Series Y preferred stock, with an original issue price of $100,000 per share. Holders are entitled to receive, on a pro rata and pari passu basis, annual distribution of up to 25% of the annual net profits of newly established, wholly owned WOD subsidiaries, designated by each holder, paid within 3 months of subsidiary’s accounting year-end. Series Y holders are not entitled to voting rights except as required by law. Each Series Y share is convertible into common stock, subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. The Company may redeem the Series Y preferred stock at any time at a redemption price equal to the original issue price plus any accrued but unpaid distributions of 25% of the subsidiary’s annual net profits.

During the nine months ended September 30, 2024, the Company received funding of $995,100 through the sale of Series Y preferred stock and issued 108,049,219 shares of common stock upon the conversion of 5.47 shares of Series Y preferred stock. No gain or loss was recognized. Additionally, Series Y holders received shares of Series A preferred stock in Water on Demand, Inc. or warrants to purchase common shares in WODI.

The Company also issued 7,760,800 warrants to Series Y investors, with an exercise price of $0.001 per share and a three-year term, in exchange for 4,701,230 in proceeds.

As of September 30, 2024, there were 28.83 shares of Series Y preferred stock issued and outstanding, along with 62,534,616 warrants valued at $173,618, with exercise prices between $0.13 and $0.25. The warrants were valued using the Black Scholes model (See Note 5, Restricted Stock Grants and Warrants).

Series Z

On February 11, 2022, 25 shares were designated as Series Z preferred stock, with an original issue price of $10,000 per share. Holders were not entitled to dividends or voting rights. Each share of Series Z was convertible into common stock, subject to a 4.99% beneficial ownership cap, which may be increased up to 9.99% upon 61 days’ notice. On February 18, 2022, the Company issued 25 shares of Series Z preferred stock along with 2,500,000 warrants, exercisable at $0.10 per share. All 25 shares of Series Z were converted to common stock during the year ended December 31, 2023. As of September 30, 2024, 2,500,000 warrants remained outstanding with a fair value of $4,441, valued using the Black Scholes model (See Note 5).

As of September 30, 2024, the Company accrued dividends in the amount of $606,849 for all series of preferred stock.

During the nine months ended September 30, 2024, the Company redeemed 197,113,414 shares of common stock at a price of $0.01 per share and recognized a gain of $1,636,728 in the condensed consolidated statements of operations relating to settlement and conversion agreements with certain WODI convertible secured promissory note holders.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series U, Series W, Series Y, and Series Z preferred stock are accounted for outside of permanent equity due to the terms of conversion at a market component or stated value of the preferred stock.

WODI Preferred Stock

On April 22, 2022, WODI authorized 50,000,000 shares of preferred stock, with a par value of $0.0001per share. As a result of WODI’s merger with PWT on September 21, 2023 (See Note 10), all previously issued series of WODI preferred stock were fully converted into WODI common stock. As of December 31, 2023, and September 30, 2024, there were no shares of WODI preferred stock issued and outstanding.

OriginClear, Inc. Common Stock

Nine Months Ended September 30, 2024

The Company issued 70,218,771 shares of common stock for services rendered, with a fair value of $592,419, at share prices ranging from $0.0063 - $0.012 per share.

The Company issued 693,766 shares of common stock in payment of Series O preferred stock dividends.

The Company issued 122,213,744 shares of common stock for the settlement of conversion agreements, with a fair value of $12,221.

The Company issued 20,937,829 shares of common stock for alternate vesting, with a fair value of $169,597.

The Company issued 188,075,563 shares of common stock upon conversion of $917,000 of preferred stock.

The Company redeemed 197,113,414 shares of common stock at a market price of $0.01 per share, recognizing a gain of $1,674,228.

The Company also issued 5,080,000 shares of common stock through Regulation A to investors for cash proceeds totaling $48,775.

Nine Months Ended September 30, 2023

The Company issued 20,492,456 shares of common stock through an equity financing agreement, for $141,373 based upon conversion prices ranging from $0.0064 to $0.00816 per share.

The Company issued 55,788,402 shares of common stock upon conversion of a convertible promissory note, consisting of principal of $91,000, plus accrued interest of $76,365, for a total aggregate of $167,365, based upon a conversion price of $0.0085. No gain or loss was recognized.

The Company issued 62,872,237 shares of common stock for services rendered, with a fair value of $603,578, at share prices ranging from $0.0051 to $0.0135 per share.

The Company issued 677,526 shares of common stock for Series O preferred stock dividends payable.

The Company issued 11,584,932 shares of common stock for alternate vesting, with a fair value of $120,540.

The Company issued 269,393,920 shares of common stock for settlement of conversion agreements, with a fair value of $26,940.

The Company issued 681,197,043 shares of common stock upon conversion of $3,388,000 of preferred stock. No gain or loss was recognized.

The Company redeemed 810,707,9925 shares of common stock at a market price of $0.01 per share, amounting to $7,088,473.

WODI Common Stock

As of September 30, 2024, WODI had 13,399,217 shares of issued and outstanding common stock, with 12,171,067 (90.83%) owned by OriginClear Inc., and a minority, non-controlling interest of 9.17% owned by a number of unaffiliated investors. The following table outlines WODI’s ownership percentage as of September 30, 2024:

WODI common stock holders	Ownership %
OriginClear, Inc.	90.83%
Prior Reg A Holders	0.19%
Prior Series A Holders	3.87%
Prior Series B Holders	5.11%
Total	100%

5.	Restricted Stock Grants and Warrants

Restricted Stock Grants to CEO, the Board, Employees and Consultants

Between May 12, 2016, and August 4, 2022, the Company entered into Restricted Stock Grant Agreements (“RSGAs”) with its CEO, Board members, employees, and consultants as part of its performance incentive program. These shares are performance-based and are issued upon achieving the following milestones:

●	Consolidated gross revenue of $15 million or more over the trailing 12 months, and

●	Consolidated operating profit of $1.5 million or more during the same period.

The Company has not recognized any costs associated with these milestones, as achieving them is currently considered not probable.

On August 14, 2019, the Board approved an alternative vesting schedule, amended on January 26, 2022. This schedule adjusts the number of vested shares to maintain the original fair market value if the stock price on the vesting date is lower than on the RSGA’s effective date. Once performance milestone are met, vesting reverts to the original terms.

During the nine months ended September 30, 2024, the Company issued 20,937,829 shares under the alternative vesting schedule, recognizing $169,597 in stock-based compensation.

Warrants

During the nine months ended September 30,2024, the Company issued a total of 2,084,299 warrants with an exercise price of $1.00 per share and a three-year term, in exchange for $701,230 in proceeds. This includes 1,427,049 warrants issued for proceeds of $426,230 during the six months ended June 30, 2024, as well as an additional 652,250 issued during the third quarter for proceeds of $275,000. Additionally, during the nine months ended September 30, 2024, the Company issued 4,877,500 warrants in connection with its Regulation A offering, with an exercise price of $0.01 per share and one-year term, for total proceeds of $48,775.

As of September 30,2024, the derivative liability for warrants was $234,791, with no intrinsic value.

A summary of the Company’s warrant activity and related information for the nine months ended September 30, 2024, is as follows:

		Weighted
		average
	Number of	exercise
	Warrants	price
Outstanding - beginning of period	64,401,089	$0.1383
Granted	12,638,300	$0.0806
Exercised	-	$-
Expired	(963,500)	$1.0000
Outstanding - end of period	76,075,889	$0.1178

At September 30, 2024, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.0200	600,000	600,000	1.92
$0.0275	8,727,273	8,727,273	6.66
$0.1000	2,500,000	2,500,000	2.39
$0.1250	55,014,616	55,014,616	3.06
$0.2500	3,760,000	3,760,000	2.22
$1.0000	596,500	596,500	0.10
$0.0100	4,877,500	4,877,500	0.06
	76,075,889	76,075,889

6.	Convertible Promissory Notes

OriginClear, Inc.

As of September 30, 2024, the outstanding convertible promissory notes are as follows:

Convertible promissory notes	$2,617,691
Less current portion	597,944
Total long-term liabilities	$2,019,747

Maturities of long-term debt for the next five years are as follows:

Period ending September 30,	Amount
2024 (remaining 3 months)	-
2025	82,472
2026	1,875,000
2027	-
2028	62,275
$2,019,747

2014-2015 Notes

Issued between November 2014 through April 2015, these unsecured convertible promissory notes (“2014-2015 Notes”) were extended to mature between November 2023 and April 2026. The notes bear interest at 10% per year and may be converted into common stock at the lesser of $4,200 to $9,800, or 50% of the lowest trade price following issuance. The conversion feature is accounted for as a derivative due to the variable reset terms. As of September 30, 2024, the outstanding balance is $683,700, classified as long term.

OID Notes

As of September 30, 2024, unsecured original issue discount (“OID”) notes had a remaining balance of $184,124, with accrued interest of $13,334. These notes matured on June 30, 2023, and were extended to June 30, 2028. They are convertible into shares of the Company’s common stock at the lesser of $5,600 per share or 50% of the lowest trade price recorded since issuance. The conversion feature is considered a derivative due to reset provisions. As of September 30, 2024, the remaining balance was $62,275, classified as long- term.

2015 Notes

The Company issued unsecured convertible promissory notes (“2015 Notes”) on various dates, with the last issued in August 2015. The maturity dates were extended to February 2026 through August 2026, with an interest rate of 10% per year. These notes are convertible into common stock at prices ranging from the lesser of $1,400 to $5,600 or 50% of the lowest trade price following issuance. The conversion feature is considered a derivative due to reset provisions. As of September 30, 2024, the remaining balance of $1,200,000, classified as long-term.

Dec 2015 Note

The Company issued a convertible note (“Dec 2015 Note”) in exchange for accounts payable totaling $432,048, convertible into common stock after December 31, 2015. Initially accounted for under ASC 470 with a beneficial conversion feature, it was later reclassified under ASC 815 as a derivative due to reset provisions. The Dec 2015 Note carries no stated interest and has a conversion price of 75% of the average of the three lowest trading prices over the prior 25 trading days. As of September 30, 2024, the remaining balance was $167,048, classified as short-term.

Sep 2016 Note

The Company issued a convertible note (the “Sep 2016 Note”) in exchange for accounts payable of $430,896, convertible into common stock after September 15, 2016. Initially accounted for under ASC 470 with a beneficial conversion feature, it was later reclassified under ASC 815 as a derivative due to reset provisions. The Sep 2016 carries no stated interest and has a conversion price shall be equal to 75% of the average of the three lowest trading prices over the prior 25 trading days. As of September 30, 2024, the remaining balance was $430,896, classified as short-term.

Nov 2020 Note

On November 19, 2020, the Company issued an unsecured convertible promissory note (“Nov 2020 Note”) for $50,000, with original maturity date of November 19, 2021, later extended by sixty months. The note bears interest at 10% per year and may be converted into common stock at the lesser of $0.05 per share, 50% of the lowest trade after issuance, or the lowest effective price granted. A penalty of $2,000 per day applies for share delivery delays beyond the third business day. The conversion feature is classified as a derivative. As of September 30, 2024, the remaining balance was $13,773, classified as long-term.

Jan 2021 Note

On January 25, 2021, the Company issued an unsecured convertible promissory note (“Jan 2021 Note”) for $60,000, with an original maturity date of January 25, 2022, later extended by sixty months. The note bears interest at 10% per year and can be converted into common stock at the lower of $0.05 per share, 50% of the lowest trade price after issuance, or the lowest effective price granted. A penalty of $2,000 per day applies for share delivery delays beyond the third business day. The conversion feature is classified as a derivative. As of September 30, 2024, the balance was $60,000, classified as long-term.

Evaluation of Convertible Promissory Notes

The Company assessed its convertible promissory notes under ASC Topic 815, Derivatives and Hedging, and concluded that the conversion features did not qualify for exemption as conventional convertible instruments due to variable conversion rates. Without a limit on the number of shares issuable, the notes did not meet the criteria for equity classification. Under paragraph 815-15-25-4, the Company elected to measure the notes at fair value, recognizing both the host contract and the embedded derivative as a combined instrument. Changes in fair value are recognized in earnings. The Company recorded a derivative liability representing imputed interest on the embedded derivatives, which is adjusted periodically based on stock price fluctuations.

Derivative Liability

As of September 30, 2024, the derivative liability related to the convertible promissory notes was $13,345,084, as recorded in the financial statements.

WODI

During the nine months ended September 30, 2024, WODI raised $2,642,701 through the issuance of convertible secured promissory notes, bearing interest at a rate of 10% interest per annum. As part of settlement, conversion, and redemption agreements with WODI shareholders, 197,113,414 shares of the Company’s common stock were redeemed. The fair value of the redeemed shares was added to the shareholders’ investments to purchase WODI convertible secured promissory notes. A loss of $1,636,728 related to these redemptions was recognized in the condensed consolidated statements of operations. As of September 30, 2024, WODI had $21,051,139 in outstanding convertible securities promissory notes.

7.	Revenue from Contracts with Customers

Equipment Contracts

Revenue from equipment contracts is recognized over time as performance obligations are satisfied, in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and profit are recognized as t control of goods and services transfer to the customer. Un-allocable indirect costs and corporate general and administrative costs are charged as incurred, and any foreseeable losses are recognized when determined.

The following table presents the Company’s disaggregated revenue by source:

	Nine Months Ended
	September 30,
	2024	2023
Equipment Contracts	$1,464,436	$2,174,949
Component Sales	1,056,956	901,932
Pump Stations	693,470	364,945
Waste Water Treatment Systems	154,262	1,660,625
Services Sales	95,695	36,095
Commission & Training	7,500	3,263
Rental Income	6,573	19,719
Internet Sales	-	39,390
	$3,478,892	$5,200,918

Revenue from continuing operations was $6,573 and $19,179 for the nine months ended September 30, 2024, and 2023, respectively. Revenue from discontinued operations was $3,427,319 and $5,181,199 for the nine months ended September 30, 2024, and 2023, respectively.

Revenue recognition for components and service sales remains materially consistent with prior periods.

Contract assets represent revenue recognized in excess of amounts billed, while contract liabilities represent billings in excess of recognized revenue. Both are classified as current on the balance sheet, as they are expected to be settled in the normal course of contract completion.

As of September 30, 2024, the contract asset was $830,194 and the contract liability was $2,348,458. As of December 31, 2023, the contract asset was $445,102, and the contract liability was $1,346,366.

8.	Financial Assets

Fair value investment in Securities

On May 15, 2018, the Company received 4,000 shares of WTII Series C convertible preferred stock in exchange for the use of OriginClear, Inc.’s proprietary electro water separation technology. Each Series C share is convertible into 1,000 shares of WTII common stock. The stock was valued at $0.0075 per share, totaling $30,000 on the issuance date. The Company evaluated the licensing agreement under ASU 606 and determined that the IP licensing was distinct and has standalone functionality. Since the functionality was delivered immediately, the full revenue was recognized by June 30, 2018. As of September 30, 2024, the fair value of the preferred shares was $3,200, with no loss in fair value.

On November 12, 2021, the Company converted the preferred stock into 45,208,649 shares of WTII common stock. As of September 30, 2024, the fair value of this investment was $31,646.

9.	Loans Payable

Secured Loans Payable

In 2018, the Company entered into short-term secured loans totaling $1,749,970, including $624,810 in finance costs. These loans matured between October 2018 and February 2019, with finance costs fully amortized by December 31, 2020. As of September 30,2024, the outstanding balance of these loans was $0.

On December 6, 2023, the Company obtained an additional short-term secured loan of $149,900, which included $59,900 in finance costs expensed upon loan initiation, leaving a net received amount of $90,000. This loan was fully repaid by September 30, 2024, with a balance of $0.

Settlement of Liability with C6 Capital LLC

On March 12, 2021, the Company, through its subsidiary PWT, settled a dispute with C6 Capital LLC. As part of the settlement, C6 Capital vacated its judgement, released all encumbrances fully discharging the Company from further obligations. A gain of $30,646 was recognized for the nine months ended September 30, 2024, reflecting the liability write-off in the consolidated statement of cash flows under “Gain on the extinguishment of debt”.

Small Business Administration Loan

The Company received an Economic Injury Disaster Loan (“EIDL”) of $150,000 on June 12, 2020. As of September 30, 2024, the remaining balance was $145,216.

Receivables Financing Agreement

On May 13, 2024, the Company entered into a Future Receivables Agreement with Lee Advance LLC, receiving $150,000 in exchange for selling 11% of future receivables until $225,000 is repaid. An origination fee of $15,000 was charged, and repayments are made weekly. As of September 30, 2024, the balance was $0. The arrangement included an additional $75,000 recognized as debt discount, which, together with the origination fee, was amortized as interest expense of $90,000. This amortization is reflected in the consolidated statement of cash flows under Debt discount recognized as interest expense.

Related Party Loans Payable

As of September 30,2024, the Company issued two-promissory notes to its Chief Executive Officer, reviewed and approved by the Board under the Company’s Related Party Transaction Policy for general corporate purposes.

The first note, issued on September 24, 2024, has a principal amount of $98,000 and accrues interest at an annual rate of 10%. Monthly payments of $9,212 began on October 24, 2024. The full principal and any unpaid interest are due on the earlier of March 24, 2025, or upon certain events of default.

The second note, issued on September 2, 2024, is for a principal amount of $208,000, including a $200,000 cash advance and an $8,000 loan fee. This note also carries an interest rate of 10% per annum, with monthly payments of $13,877 commencing on October 4, 2024. The total principal and accrued interest are due on March 2, 2025, or earlier if specific default conditions occur. This note is subordinated to other Company’s indebtedness.

For further information regarding these related party transactions, see Footnote 14 – Related Party.

10.	WODI

WODI was incorporated in Nevada on April 22, 2022. Supported by its parent company, WODI is developing an outsourced water treatment business called WOD, which offers private businesses the ability to pay for water treatment services on a per-gallon basis (“DBOO:). WODI intends to work with regional water service companies to build and operate the water treatment systems it finances.

On November 16, 2022, WODI filed a Form 1-A Offering Circular for a Regulation A offering (the “WODI Reg A Offering”) with the SEC. The minimum investment was $1,000 per investor. As of June 2023, the offering was suspended after selling 12,000 shares for total proceeds of $60,000.

Acquisition of Fortune Rise Sponsor LLC

On December 22, 2022, WODI acquired 100% of the membership interests in Fortune Rise Sponsor LLC (the “Sponsor”), which owned 2,343,750 Class shares of FRLA. WODI paid $400,000 for the Sponsor’s membership interest and an additional $737,267 for a previous extension payment made by the Sponsor for FLRLA. The $737,267 was recorded as notes payable to related parties on the SPAC’s consolidated balance sheet.

Business Combination with FRLA

On January 5, 2023, WODI and FRLA signed a non-binding LOI for a potential business combination. The LOI allowed for the negotiation of a definitive agreement, which would result in a merger between WODI and FRLA. WODI funding two extensions of FRLA’s deadline to complete its business combination; the second extension, requiring a $977,500 payment, extended the deadline to May 5, 2023. At a special meeting on April 10, 2023, FRLA shareholders approved a final six-month extension, extending the deadline to November 5, 2023. y 5, 2023 and a final extension for an additional six months from May 5, 2023, to November 5, 2023.

On April 14, 2023, FRLA and WODI entered into a definitive Business Combination Agreement to acquire the newly combined WODI/PWT entity.

Asset Purchase Agreement

On April 14, 2023, WODI entered into an Asset Purchase Agreement with the Company to acquire all assets related to MWS business. The acquired assets include licenses, technology, intellectual property, contracts, business models, patents and other assets, in exchange for 6,000,000 shares of WODI common stock. The assets also included MWS accounts receivable and accounts payable as of April 14, 2023. The acquisition included the assignment of the Company’s global master license to the patents of inventor Daniel M. Early, P.E., head of MWS, along with the right to file patents for inventions created since 2018. As of the Effective Date of the agreement, all MWS-related transactions, including revenue, accounts payable and accounts receivable, were transferred from the Company’s PWT subsidiary over to the Company’s WODI subsidiary.

Merger with PWT

On September 21, 2023, WODI merged with its subsidiary PWT. As part of this merger, all WODI common and preferred stock were exchanged for PWT shares. After the merger, OCLN, WODI’s parent company, received 2,171,068 shares of PWT common stock.

Promissory Notes

From December 22, 2022, through September 30, 2024, WODI and the Company made payments of $5,504,493 on behalf of FRLA to cover operating expenses and extension payments. These payments were documented as non-interest bearing unsecured promissory notes. The SPAC notes are due upon either the completion of the business combination or the SPAC’s liquidation. As of September 30, 2024, WODI had recognized $1,580,508 of these notes as impaired and recorded them as an expense due to the potential inability of the SPAC to repay.

Recording of membership interest

As of September 30, 2024, WODI recorded the purchase of Class B Founder Shares at lower of cost or market value, of $400,000 on the condensed consolidated balance sheet as other asset held-for-sale.

Impairment analysis for Class B Common Founder Shares

The Company engaged an independent valuation firm to assess the fair value of the FRLA Sponsor Shares as of as of December 31, 2023. The valuation firm undertook the following procedures:

●	Analyzed the Company’s S-4 filing, business combination agreement, and other relevant documents.

●	Developed a Monte Carlo Model simulation model with 50,000 iterations to evaluate potential outcomes, including stock price movements, business combination timing, and lapse of the transfer restrictions.

●	Developed the discounted cash flow model based on the sale of securities at the time the restrictions expire.

●	Applied probability-weighted the cash flows, discounting for lack of marketability.

●	Valued the FRLA Sponsor Founder Shares as of the date of valuation.

Based on the analysis, the independent firm concluded that there was no impairment in the value of the FRLA Sponsor Founder Shares.

Restricted Stock Grants

Between August 12, 2022, and August 3, 2023, WODI entered into RSGAs with its Board members, employees, and consultants, providing for the issuance of up to 15,550,000 shares of WODI common based on milestone achievements. The shares vest upon WODI’s uplisting to a national exchange, with 25% vesting upon uplisting and the remaining shares vesting incrementally over time. On September 21, 2023, as part of the WODI-PWT merger, the shares under the WODI RSGA’s were converted into 3,069,100 total issuable shares. As of September 30, 2024, 2,581,344 shares remain eligible for vesting, but no costs were recognized as milestones were not achieved.

11.	Line of Credit

During the year ended December 31, 2023, the Company secured 12-month credit lines of $345,875, with an interest rate of 26.07%. As of September 30, 2024, the Company repaid $320,104, leaving a remaining principal balance of $27,292.

12.	Assets Held for Sale – Continuing Operations

On March 1, 2021, the Company issued 630 shares of Series T preferred stock to a Purchaser under the terms of a SPA. In exchange for the Series T preferred stock and two-year cashless warrants to acquire 25,200,000 shares of common stock at $0.05 per share, the Purchaser transferred real property located in Buenos Aires, Argentina, valued at $630,000 based on an independent appraisal that time. The real property was recorded at $630,000.

In 2022, after evaluating market offers, the Company accepted an offer of $400,000, which was $114,000 below the adjusted value. The Company further reduced the value of the assets held for sale to $400,000, recording an additional impairment of $114,000. All Series T preferred stock was converted, and the associated warrants expired by December 31, 2022.

In January 2023, the Company finalized the sale of the property for $400,000, with an initial payment of $235,000 and the remaining $165,000 payable in fifteen monthly installments of $11,000. The initial payment, after taxes and fees, resulted in net proceeds of $164,935. As of September 30, 2024, the remaining balance was $0.

13.	Commitments and Contingencies

Facility Rental

The Company’s subsidiary, PWT, leases a 21,300 square foot facility at 5225 W Houston, Sherman, TX 75092. As of September 30, 2024, the monthly rent is $13,313.

Warranty Reserve

PWT provides a warranty on its projects, generally covering defects in materials and workmanship for one year from the project’s completion date. Certain components of construction may have warranties extending beyond one year. The Company maintains insurance policies deemed sufficient by management to cover potential warranty claims. A warranty reserve of $20,000 has been established for the nine months ending September 30, 2024 and the year ending December 31, 2023, based on historical data and management’s assessment.

Litigation

There are no material updates to the litigation matters with Process Solutions, Inc. as previously disclosed in the Form 10-K filed on April 18, 2024.

14.	Related Party

As of September 30, 2024, the Company issued two promissory notes to its Chief Executive Officer, T. Riggs Eckleberry:

Promissory Note for $98,000

On September 24, 2024, the Company issued a promissory note to Mr. Eckleberry with a principal amount of $98,000. The note accrues interest at a rate of 10% per annum, with monthly payments of $9,214 commencing on October 24, 2024. The principal, along with any unpaid interest is due upon the earlier of March 24, 2025, or upon occurrence of certain events of default.

Promissory Note for $208,000

On September 2, 2024, the Company issued an unsecured promissory note to Mr. Eckelberry for a principal amount of $208,000, which includes a $200,000 cash advance and an $8,000 loan fee. The note accrues interest at 10% per annum, with monthly payments of $13,877 starting on October 4, 2024. The entire principal and accrued interest are due upon the earlier of March 2, 2025 (six months from the issuance) or upon the occurrence of certain events of default. The note is subordinate to other Company indebtedness.

Both promissory notes were reviewed and approved by the Company’s Board of Directors in accordance with the Company’s Related Party Transaction Policy. The proceeds from the notes will be used for general corporate purposes.

Takeoff Services Inc

On September 9th, 2024, CEO T. Riggs Eckelberry, EVP Kenneth A. Berenger and VP Marking AJ Fikejs became partners in a separate company called Takeoff Services Inc. (TSI). The purpose of TSI is to assist early-stage companies in their funding. This is not a function of the Company and there is no transfer of assets intended. TSI and the Company are currently negotiating a collaboration under a non-binding MOU pursuant to which OCLN can select TSI client companies for incubation and acceleration, reinforcing its historical role. Additional benefits are expected to accrue to the Company, such as reduction in rents as the Pittsburg facility where funding activities take place and continuously improving market experience and leads for its own funding, all resulting from TSI’s work with other client companies.

Shares issued for Alternative Vesting

During the nine months ended September 30, 2024, the Company issued 20,937,829 shares of common stock under alternative vesting arrangements to related parties, including employees and directors These shares were issued in recognition of milestone achievements as determined by the Board of Directors.

15.	Subsequent Events

Management has evaluated subsequent events in accordance with ASC Topic 855 and has identified the following subsequent events:

On October 4, 2024, 1 share of Series Y preferred stock was converted into 20,833,334 common shares at $0.0072 per share. On October 2 and October 31, 2024, OCLN issued 1,362,935 common shares for consulting and advisory services. On October 14, 2024 and November 6, 2024 a total of 1,930,000 common shares of OCLN stock were issued to investors of OriginClear’s regulation A offering at $0.01 per share.

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

WODI comprises three distinct operating units, Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development-stage business.

●	PWT: This unit generates the largest portion of the Company’s revenue by providing engineered water treatment solutions and custom treatment systems.

●	MWS: Water On Demand Inc. holds an exclusive master license to the intellectual property (IP) of Daniel M. Early, which includes five patents and related intellectual property, know-how and trade secrets (“Early IP”). In April 2023, an independent valuation of the Early IP estimated its nominal value between $26.6 million and $53.2 million. MWS’s product offerings are uniquely differentiated by this IP, further enhanced by additional proprietary knowledge. .

●	WOD: This unit in development aims to offer private businesses water self-sustainability as a service – allowing them to pay for water treatment and purification services on a per-gallon basis – a model commonly known as Design-Build-Own-Operate (“DBOO”). The Company is currently in active negotiations with two potential showcase sites for a DBOO installation.

Water Businesses

As the Clean Water Innovation Hub™ (“CWIB”), the Company is focused on developing and incubating businesses that create valuable properties within the water industry and beyond. The mission of CWIB is to drive innovation through an incubation process that results in a launch of impactful spinoffs, contributing to the global water industry.

Currently, OriginClear’s mission as CWIB is to:

1.	Support the Post-Merger Rollout of the WODI: OriginClear will assist in the transition of WODI post-merger, including a proposed management services contract with WODI. This contract is intended to be phased out over time as WODI establishes its own internal team and capabilities.

2.	Facilitate WODI’s Acquisition Strategy: OriginClear is actively supporting WODI in executing its planned aggressive acquisitions plan, both before and after the SPAC merger (noting that there is no assurance of success for either the merger or planned acquisitions);

3.	Initiate Non-Binding Acquisition Agreements: OriginClear is working to secure non-binding agreements for WODI or the post-merger entity to acquire related businesses, contingent upon the outcome of the Business Combination Agreement (“BCA”) process.

4.	Accelerate New Business Ventures: For its own account, OriginClear aims to accelerate the creation of new businesses, as it did with MWS in 2018 and with WOD in 2021, or through strategic acquisitions, as it did with PWT in 2015. In this new phase, the Company may also explore projects outside the water industry.

On April 2, 2024, OCLN announced a strategic partnership with entrepreneur Kevin Harrington, a co-founding board member of the Entrepreneur’s Organization, to elevate global awareness of OriginClear’s Regulation A crowdfunding campaign, which is currently in registration. www.originclear.com/company-news/its-official-investors-can-now-join-kevin-harrington-the-original-shark-on-shark-tank-to-champion-water-innovation/ www.sec.gov/Archives/edgar/data/1419793/000109690624001442/ocln_1aa.htm Kevin Harrington, through Kevin Harrington Enterprises, is compensated with fees and options to purchase stock in OriginClear, Inc. and Water On Demand, Inc.

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

WODI believes the delegation of service and maintenance to long-term partners strategy could enable rapid scaling of the WOD program, while also creating a significant barrier to entry for potential competitors. WODI may also license its designs to local water equipment companies, reserving for itself what it believes is the highly-scalable (and profitable) fintech role. The Company is currently in active negotiations with two potential showcase sites for a DBOO installation.

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

Progressive Water Treatment Inc.

PWT is a Dallas-area based company specializing in the design, construction and service of a wide range of industrial water treatment applications. PWT aims to provide a comprehensive, end-to-end solution to meet growing corporate demand for outsourced water treatment services. Recently, PWT moved from its McKinney, TX headquarters to a new headquarters located at 5225 W Houston St, Sherman TX 75092. A grand opening was held on Tuesday, October 8, as announced here: https://www.originclear.com/company-news/progressive-water-treatment-inc-announces-the-grand-opening-of-its-new-and-expanded-headquarters-in-sherman-texas/.

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

Modular Water Systems

MWS offers a distinctive line of prefabricated water transport and treatment systems. The division is led by Daniel “Dan” Early, a Professional Engineer (“Early”). On June 25, 2018, Early granted the Company a worldwide, exclusive, non-transferable license to the technology and knowhow behind MWS (See “Intellectual Property”). A consulting agreement between the Company and Early also provided for assignment of inventions from that date. A ten-year renewal on May 20, 2020 expanded the right to include sublicensing rights and the ability to create manufacturing joint ventures. On 9 June 2023, Early signed a new, ten-year license agreement with WODI which assigned these rights to WODI and updated Early’s terms of compensation.

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

On August 12, 2022, the Company announced the inaugural delivery and installation of its pre-engineered EveraBOX™ , which implements a low-risk Liquid Ammonium Sulfate (LAS) disinfectant system for Pennsylvania’s Beaver Falls Municipal Water Authority (BFMA). As with other MWS products, EveraBOX is manufactured using cost-effective, durable materials such as High-Density Polyethylene (HDPE) or Polypropylene (PP) materials, also known as Structural Reinforced Thermoplastic Pipe (SRTP). These materials have shown resilience against supply chain challenges affecting metal and fiberglass construction.

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

On October 15, 2024, the Company announced that MWS delivered its highly durable EveraMOD™ pump station package to a large-scale wastewater upgrade project in Big Beaver Borough, Pennsylvania. https://www.originclear.com/company-news/revolutionary-pump-station-solution-solves-long-term-wastewater-infrastructure-challenge/

Patents and Intellectual Property

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

As part of the sale of MWS assets to WODI on April 14, 2023, the license to the Early IP was included. On 9 June 2023, Early signed a new, ten-year license agreement with WODI which assigned these rights to WODI and updated Early’s terms of compensation.

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

As demand grows for localized, point-of-use or point-of-discharge water treatment solutions, the MWS licensed IP family has become the foundation for a portable, integrated, transportable, plug-and-play system. Unlike other packaged solutions, these systems can be manufactured in series, having a longer lifespan and are more environmentally friendly.

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

Although Patent Nos. 8,561,633 and 8,871,089 have expired, the Company believes they may be reinstated. Patent No. 8,561,633 is a stormwater filtration patent not directly related to the MWS business model, while Patent No. 8,871,089 is a Continuation-in-Part (CIP) of the original Patent No. 8,372,274. The original patent, along with Patent No. 9,217,244, forms the basis of the current MWS business, so the status of the CIP is not considered material.

Subsequent patents, which build upon the original claims, focus on more targeted applications. These patents describe specific combinations of modules engineered within the vessel to address specific water treatment challenges.

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

Other trademarks in process of registration include:

OriginClear Inc. filings

●	$H20

●	WATERPRNEUR

●	CLEARAQUA

●	THE WATER COIN FOR THE WORLD

●	WATER – THE BLUE GOLD

●	THE CLEAN WATER INNOVATION HUB

●	ARMY OF US

●	WATER ON THE ROCKS

Water on Demand Inc. filings

●	WATER LIKE AN OIL WELL

The Company relies on, and expects to continue relying on, a combination of confidentiality agreements with employees, consultants, and third parties, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

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

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Revenue and Cost of Sales

Revenue for the three months ended September 30, 2024, and 2023 was $0 and $6,573, respectively. Cost of sales for the three months ended September 30, 2024, and 2023, was $6,439 and $6,582, respectively, resulting in a gross loss of $(6,439) in 2024 compared to $(9) in 2023.

Selling and Marketing Expenses

For the three months ended September 30, 2024, we incurred selling and marketing expenses of $731,792, compared to $470,231 for the three months ended September 30, 2023. The increase of $261,561 in selling and marketing expenses was primarily due to a expanded marketing activities during 2024.

General and Administrative Expenses

For the three months ended September 30, 2024, we incurred general and administrative expenses of $530,651 compared to $477,619 for the three months ended September 30, 2023. The increase of $53,032 was mainly driven by higher costs associated with outside services.

Other Income and (Expenses)

Other income and (expenses) was $1,092,372 for the three months ended September 30, 2024, compared to $(821,147) for the same period in 2023, representing an improvement of $1,913,519. This increase was primarily driven by a gain of $756,395 from changes in fair value of derivative liabilities and the conversion of debt, along with a $443,880 gain on stock conversion, offset by a minor unrealized loss on investment securities of $4,521.

Net Income/(Loss)

Our net income (loss) improved by $528,473 to $(2,774,476) for the three months ended September 30, 2024, compared to net loss of $(3,302,949) for the three months ended September 30, 2023. This improvement in net income is primarily attributable to gains in other income, including a $756,395 gain from the net change in the fair value of derivative liabilities and conversion of debt, and a $443,880 gain on stock conversion.

The estimates for the fair value of derivative instruments are based on multiple inputs, including the market price of our stock, interest rates, stock price volatility, variable conversion prices defined in the respective agreements, and the probabilities of certain outcomes based on managements’ estimates. These inputs are subject to significant changes from period to period, therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Results of Operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Revenue and Cost of Sales

For the nine months ended September 30, 2024, we generated revenue of $6,573 compared to $19,719 for same period in 2023. The cost of sales for the nine months ended September 30, 2024, was $19,573 compared to $19,735 for the nine months ended September 30, 2023.

Our gross loss was $13,000 and $16 for the nine months ended September 30, 2024, and 2023, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2023, we incurred selling and marketing expenses of $1,864,350, compared to $1,872,486 for the same period in 2023.  The $8,136 decrease in selling and marketing expenses was primarily due to a decrease in marketing expenses.

General and Administrative Expenses

General and administrative expenses were $2,154,524 for the nine months ended September 30, 2024, compared to $2,263,216 for the same period in 2023. The decrease of $108,692 in general and administrative expenses was primarily due to professional and legal fees including non-cash, shares for services expense and outside services.

Other Income and (Expenses)

Other income and (expenses) increased by $13,073,396 resulting in a total of ($4,567,880) for the nine months ended September 30, 2024, compared to $8,505,516 for the same period in 2023. The increase was primarily due to a $7,403,246 decline in the net change of derivative liability and conversion of debt. Additionally, there was a decrease of $5,389,415 in gains on conversion of stock. These were partially offset by a $30,646 gain on the write-off of loans payable.

Net Income/(Loss)

Our net loss increased by $6,985,421 for the nine months ended September 30, 2024, compared to net loss of $(8,077,985) for the same period in 2023. The change in net loss was primarily due to a decrease in the gain on the net change in derivative liability and conversion of debt, which increased by $7,403,246. Additionally, there was a decrease in interest and dividend expense by $214,744, along with a gain on the write-off of loans payable $30,646 and a gain of $1,699,058 from the conversion of stock, both of which positively impacted other income (expense) for the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has not generated significant revenue, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, raising additional capital and increasing sales. We obtained funds from investors during the nine months ending September 30, 2024. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In connection with our prior sale of Series M Preferred Stock conducted under Regulation A under the Securities Act, we may be subject to claims for rescission. If this occurs, it may have a negative effect on our liquidity.

As of September 30, 2024, and December 31, 2023, we had cash and cash equivalents of $44,182 and $114,640, respectively. The working capital deficit was $44,003,800 on September 30, 2024, compared to $32,249,892 on December 31, 2023. The increase in the working capital deficit was due primarily to an increase in non-cash derivative liabilities, current liabilities held-for-sale, and accrued expenses, partially offset with a decrease in convertible promissory notes.

During the period ended September 30, 2024, we raised an aggregate of $995,100 from the sale of preferred stock in private placements and $2,642,701 from WODI convertible secured promissory notes and warrants. Our ability to continue as a going concern is dependent upon raising capital from financing transactions and future revenue.

Net cash used in operating activities was $(3,145,012) for the nine months ended September 30, 2024, compared to $(1,283,296) for the prior period ended September 30, 2023. The increase in net cash used in operating activities was primarily driven by a significant gain on the net change in valuation of derivative liabilities amounting to $5,837,116 in 2024 compared to $1,238,686 in 2023, contributing to reduced cash outflow. Additionally, the impairment of receivable from SPAC decreased to $1,580,508 in 2024 from $3,260,985 in 2023.

Net cash flows used in investing activities was $(1,495,008) for the nine months ended September 30, 2024, compared to $(3,006,485) for the same period in 2023. The decrease in cash used in investing activities was primarily due to a reduction in the purchase of SPAC notes payable, which decreased to $1,580,508 in 2024 from $3,260,985 in 2023. Additionally, there were payments received in long-term assets amounting to $99,000 in 2024 compared to $268,000 in 2023.

Net cash flows provided by financing activities was $4,395,719 for the nine months ended September 30, 2024, as compared to $7,222,992 for same period in 2023. The decrease in cash provided by financing activities was due to a reduction in proceeds from convertible secured promissory notes, which decreased to $2,642,701 in 2024 from $6,346,500 in 2023. Additionally, there was an increase in payments on the line of credit and loans, along with payments on cumulative preferred stock dividends and distributions.

Proceeds from the issues of warrants in 2024 amounted to $701,230, which were not present in 2023. Net proceeds from the issuance of preferred stock for cash increased to $995,100 in 2024 from $516,300 in 2023. To date, we have principally financed our operations through the sale of our common and preferred stock and the issuance of debt.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

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

November 19, 2024	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)