Form 10-K
period 2024-12-31
ORIGINCLEAR, INC.
filed 2025-03-31
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,500,516 based upon the closing sales price of the registrant’s common stock on June 30, 2024 of $0.0071 per share.

At March 31, 2025, 1,728,349,438 shares of the registrant’s common stock, par value $0.0001 were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc., (the “Company”, “OCLN” or “OriginClear”) was incorporated in Nevada on June 1, 2007. Initially focused on research, development, and licensing, the Company transitioned to commercialization in 2015. Our principal offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760. Our main telephone number is (727) 440-4603. More information is available on our website, www.OriginClear.com, however, the website content is not incorporated in this report.

Overview of Business

Founded as OriginOil® in 2007, OriginClear rebranded in 2015 to reflect its focus on innovation in the industrial water sector. Operating as the Clean Water Innovation Hub™ (“CWIB”), the Company incubates and launches innovative businesses that create value within the global water industry and beyond. OriginClear is fully dedicated to supporting its subsidiary, Water On Demand, Inc. (“WODI”).

WODI comprises three distinct operating units, Modular Water Systems (“MWS”), Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development-stage business.

●	PWT: This unit generates the largest portion of the Company’s revenue by providing engineered water treatment solutions and custom treatment systems.

●	MWS: Holds an exclusive master license which includes three active patents and related intellectual property (“IP”). In April 2023, an independent valuation estimated the nominal value of the IP at between $26.6 million and $53.2 million. MWS’s product offerings are uniquely differentiated by this IP, further enhanced by proprietary knowledge and best-in-class business practices.

●	WOD: Unit in development that aims to offer private business water self-sustainability as a service – allowing them to pay for water treatment and purification services on a per-gallon basis – a model commonly known as Design-Build-Own-Operate (“DBOO”). The Company is currently preparing for a showcase of this model.

Recent Developments

In 2023, OriginClear consolidated three operating divisions into WODI.

Water Businesses

As the Clean Water Innovation Hub™ (“CWIH”), the Company develops and incubates businesses to create value within the global water industry and related sectors. The CWIH’s mission is to establish valuable assets, spin them off into independent entities, and thereby contribute to the overall growth of the industry and beyond.

Following the termination of the proposed business combination, the Company continues to focus on its core objectives. It intends to identify, develop and potentially launch new ventures, as it previously did with MWS in 2018 and WODI in 2021. The Company may also pursue strategic acquisitions, building on the experience gained from its 2015 acquisition of PWT, and is open to exploring opportunities outside the water sector.

Water On Demand

Through its subsidiary WODI, the Company is developing an outsourced water treatment business known as WOD, operated through its subsidiary, WODI. The WOD model aims to offer customers water self-sustainability as a service – allowing them to pay on a per-gallon basis for managed wastewater treatment services rather than incurring significant upfront capital equipment acquisition costs. This approach, generally known as DBOO, provides an alternative to conventional on-site wastewater treatment solutions requiring substantial initial investments.

The Company is currently evaluating opportunities for outsourced water treatment as a managed service, featuring pay-by-the-gallon pricing. It announced agreements with Enviromaintenance ®, a water services company, and Klir®, a utility network software provider, to support a WOD pilot program in the mobile home park sector. Under this model, WODI may initially build, maintain, and service the water treatment system it finances. As the program expands, WODI intends to rely on regional water service providers to perform these functions.

WODI intends to delegate the building and operation of WOD-Financed systems to regional water companies under performance contracts, thus creating a network of partners that can enable rapid scaling and establish a competitive barrier to entry. At the time of this filing, WODI made its first acquisition of personnel resources, hiring veteran C-Level Executive, James Woloszyn as its Chief Operating Officer. The Company intends to scale as it expands by acquiring further staff or independent resources. WODI’s other divisions, PWT and MWS together employ 20 people. Otherwise, WODI’s Board of Directors and executive officers are currently the same as those of OriginClear, and WODI obtains administrative support from OriginClear under a management services arrangement.

On February 15, 2024, the Company and Fortune Rise Acquisition Corporation (“FRLA”) filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) for a proposed business combination involving WODI. However, on December 12, 2024, WODI and FRLA mutually agreed to terminate the Business Combination Agreement, as described elsewhere in this filing. For the year ending December 31, 2023 WODI and FRLA had an Business Combination Agreement.

On March 26, 2024, the Company announced a Memorandum of Understanding between MWS and Enviromaintenance to collaborate on the planned WOD pilot program in the Greater Central Texas Region. On April 9, 2024, the Company announced that Klir, Inc. had been selected to support the WOD pilot, further bolstering the Company’s efforts to provide decentralized water management solutions on a pay-per-gallon basis. Additional information regarding these developments is available in the Company’s publicly filed materials.

Progressive Water Treatment Inc.

PWT, based in Sherman, Texas, designs, builds, and services a broad range of industrial water treatment solutions. It seeks to provide a comprehensive, end-to-end offer that addresses the increasing corporate demand for outsourced water treatment.

PWT designs and manufactures turnkey water treatment systems for municipal, industrial and pure water applications. Its competitive advantages lie in 25-years’ of experience that enables depth of understanding of each customer’s needs and employing multiple technologies – such as chemical injection, media filtration, membranes, ion exchange, and supervisory control and data acquisition (“SCADA”) systems – to deliver complete, customized solutions.

In addition to system design and manufacturing, PWT offers ongoing services that include maintenance contracts, retrofits, and replacement support. The Company also rents equipment under contracts of varying terms.

Modular Water Systems

MWS provides a distinctive line of prefabricated water transport and treatment systems. Daniel “Dan” Early P.E. leads the MWS division. On June 25, 2018, Mr. Early granted the Company a worldwide, exclusive, non-transferable license to the underlying MWS technology and know-how. A subsequent ten-year renewal, effective May 2020, added the right to sublicense the technology and form manufacturing joint ventures.

On June 9th, 2023, Daniel M Early executed the same licensing agreement with Water on Demand, Inc. and on June 12, 2023, mutually canceled with OriginClear the May 2020 license.

MWS, supported by PWT and other fabricators, designs, manufactures, and delivers prefabricated water transport products, marketed under the EveraMOD™ brand; and wastewater treatment plant (“WWTP”) solutions, sold under the EveraSKID™ and EveraTREAT™ brands. These systems serve a variety of end users – including schools, small communities, institutional facilities, real estate developments, factories, and industrial parks – that must treat their own wastewater.

On August 12, 2022, the Company announced the delivery and installation of its EveraBOX™ solution for the Beaver Falls Municipal Water Authority in Pennsylvania. EveraBOX, like other MWS products, utilizes High-Density Polyethylene (HDPE) or Polypropylene (PP) – classified as Structural Reinforced Thermoplastic Pipe (SRTP) materials. These materials are resistant to supply chain disruptions affecting metal and fiberglass construction.

On January 10, 2024, OCLN and Plastic Welding and Fabrication, Ltd. (“PWF”), based in Buda, Texas, announced a MOU for a strategic partnership between WODI and PWF. PWF currently serves as a key fabricator of durable, patent-based enclosures used by MWS. This MOU is intended to enhance strategic relationships and enable MWS to build complete water systems at the same location where the enclosures are manufactured, increasing efficiency and speed. The parties also signed a Letter of Intent (“LOI”) setting forth a framework for a potential WODI acquisition of PWF. If executed, such an acquisition would establish WODI’s first in-house manufacturing facility for MWS and is expected to be accretive. Discussions are at an early stage, and there can be no assurance that a definitive agreement will be reached.

On March 26, 2024, OCLN announced an MOU between MWS and Enviromaintenance of Georgetown, TX to collaborate on sales of standardized systems in the Greater Central Texas Region. Enviromaintenance, a provider of on-site wastewater treatment and disposal systems, particularly for the Mobile Home Park (“MHP”) industry, will recommend MWS’s fully integrated, modular wastewater treatment systems. These products are intended to offer MHP owners cost effective, reliable, and efficient means of treating their wastewater. Additional information is available at: https://www.originclear.com/company-news/originclears-modular-water-systems-and-enviromaintenance-partner-for-water-on-demand-pilot-program.

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

As part of the sale of MWS assets to WODI on April 14, 2023, the license to the Early IP was included. On 9 June 2023, Early signed a new, ten-year license agreement with WODI which assigned these rights to WODI and updated Early’s terms of compensation. On June 12, 2023, the May 20, 2020 license with OriginClear was cancelled by mutual agreement.

The Early IP consists of combined protection on the materials and configurations of complete packaged water treatment systems, built into containers. The patents consist of the following:

#	Description	Patent No.	Date Patent Issued	Expiration Date
1	Wastewater System & Method	US 8,372,274 B2 Applications: WIPO, Mexico	02/12/13	07/16/31
2	Steel Reinforced HDPE Rainwater Harvesting	US 8,561,633 B2	10/22/13	expired
3	Wastewater Treatment System CIP	US 8,871,089 B2	10/28/14	expired
4	Scum Removal System for Liquids	US 9,205,353 B2	12/08/15	02/19/34
5	Portable, Steel Reinforced HDPE Pump Station CIP	US 9,217,244 B2	12/22/15	10/20/31

On May 10, 2021, OCLN announced the filing of a patent application titled “System And Method For Water Treatment Incentive”, which utilizes blockchain technology and non-fungible tokens (NFT) to streamline the distribution of payments for outsourced water treatment and purification services, billed on a pay-per-gallon basis ahead of inflation.

However, as of the latest available information up to this filing date, there have been no further public updates regarding the approval status or implementation of the patent application. The application remains in provisional state, and OriginClear continues to explore blockchain solutions to enhance payment systems in water treatment services.

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

Although Patent Nos. 8,561,633 and 8,871,089 have expired, the Company believes they may be reinstated and, in any case, they are not considered core IP:

●	Patent No. 8,561,633 is a stormwater filtration patent not directly related to the MWS business model,

●	Patent No. 8,871,089 is a Continuation-in-Part (CIP) of the original Patent No. 8,372,274.

The original patent, along with Patent No. 9,217,244, forms the basis of the current MWS business, so the status of the CIP is not considered material.

Subsequent patents, which build upon the original claims, focus on more targeted applications. These patents describe specific combinations of modules engineered within the vessel to address specific water treatment challenges.

With the spinoff of WODI and its operating divisions, the Company no longer holds patents directly but retains access to the licensed patents through WODI. The licensed intellectual property includes three issued US patents, and design software, CAD files, marketing materials, and design and specification documents. In addition, a consulting agreement with Early provides for assignment of inventions made since 2018.

The ORIGINCLEAR trademark application was registered as U.S. Trademark Registration 7,296,730, issued on February 6, 2024. Additionally, the ORIGINCLEAR logo trademark application was registered as U.S. Trademark Registration 7,296,731, issued on February 6, 2024.

Other trademarks in the process of registration include:

Patents	Entity	Serial Number	Status
$H20	OriginClear Inc.	90714035	Pending
WATERPRNEUR	OriginClear Inc.	90471071	Pending
CLEARAQUA	OriginClear Inc.	90840903	Pending
THE WATER COIN FOR THE WORLD	OriginClear Inc.	90840920	Pending
WATER - THE BLUE GOLD (Int. TM Class 036 - Crowdfunding)	OriginClear Inc.	97734240	Pending
THE CLEAN WATER INNOVATION HUB	OriginClear Inc.	97616504	Dead
ARMY OF US	OriginClear Inc.	98450380	Pending
The Blue Gold (Intl. TM Class 041 - Education, Entertainment and Cultural Services	OriginClear Inc.	97734240	Pending
FINTECH FOR CLEAN WATER	Water on Demand, Inc.	98099593	Pending
WATER ON DEMAND	Water on Demand, Inc.	98099605	Pending
WATER LIKE AN OIL WELL	Water on Demand, Inc.	97616574	Pending

The Company relies on, and expects to continue relying on, a combination of confidentiality agreements with employees, consultants, and third parties, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect its proprietary rights.

PRODUCTS, TECHNOLOGY AND SERVICES

As deteriorating infrastructure and rising water costs drive businesses toward self-reliance, the Company provides on-site water treatment systems designed to achieve high levels of purification and recycling that centralized utilities cannot deliver. Installed at the point of use, these systems serve as productive business assets, enhancing property values and strengthening environmental, social and governance (“ESG”) profiles.

The Company’s portfolio includes modular, prefabricated, and full-service water, providing scalable and durable solutions that grant greater independence for industrial, commercial and municipal customers.

The company organizes its offerings into three primary categories, aligned with its operating divisions. Water system solution engineering focuses on designing and delivering custom-engineered water treatment systems for industrial, municipal, and commercial applications. These systems utilize technologies such as reverse osmosis, ultrafiltration, media filtration, disinfection, water softening, ion exchange, and electro deionization. They can be skid-mounted, rack-mounted, or containerized, offering adaptable solutions for small to medium-scale projects.

Modular and prefabricated treatment and conveyance systems include prefabricated and prepackaged wastewater treatment and conveyance solutions, such as pump and lift stations, modular storage tanks, and integrated control panels. These systems provide instant infrastructure, reducing installation times and costs while maintaining high-performance standards. Built using structural reinforced thermoplastics like HDPE, they deliver extended service life, lower long-term replacement costs, and maintain superior operational efficiency.

Full-service water systems offer water-as-a-service solutions through design-build-operate models, allowing customers to pay per gallon rather than making upfront capital investments. These solutions provide businesses with access to advanced water treatment without large capital expenditures, ensuring long-term operational efficiency with predictable costs.

By delivering durable, scalable, and cost-effective solutions, the company enables businesses to optimize water management while reducing operating costs and environmental impact. The integration of high-performance materials, automation, and advanced purification technologies ensures that customers achieve superior efficiency, lower upfront costs, and long-term sustainability in their water treatment operations.

Market Opportunity

Globally, only about 20% of all sewage and 30% of all industrial wastewater undergo treatment or recycling, while approximately 35% of clean water is lost through leakage. Halving this loss could provide clean water for an additional 100 million people. This urgent challenge also presents a significant opportunity.

We believe businesses can no longer depend solely on large, centralized water utilities. Increasingly, commercial and industrial users are taking responsibility for their own water treatment and recycling. By installing on-site systems, these businesses secure a tangible asset that can increase property value, improve water quality, and lower costs – particularly when treated water is reused.

In our view, companies that invest in on-site water treatment are quietly establishing ‘decentralized water wealth’ for themselves while benefiting their communities. Notable, ESG criteria – which guide roughly one-quarter of all professionally managed investments worldwide – specifically consider how effectively corporations manage their water resources.

As aging infrastructure continues to fail and as the cost of new and replacement infrastructure escalates, we believe engineers and end-users will seek methods that make water and wastewater systems less expensive to deploy, own and operate. We expect the industry to place increasing emphasis on materials and delivery models designed for longer intervals between replacements, contributing to more cost-effective and sustainable solutions.

Operations & Markets

The Company’s ongoing investment in sales expansion and strategic partnerships has materially increased revenues across its core operating units. WODI has demonstrated rapid scaling, with both PWT and MWS reporting significant revenue increases. PWT continues to expand its share of the industrial and municipal water treatment markets, achieving a 250% increase in revenue year-over-year in January 2025. Modular Water Systems has demonstrated even stronger performance, with revenue growing by 552% over the same period, driven by an expanded field sales network and strengthened partnerships. These increases reflect the Company’s strategy to scale operations and increase penetration in the decentralized water treatment market.

The Company targets businesses seeking compact, advanced water treatment technologies that can be shipped directly to the point of use. Through both direct and indirect sales channels, the Company manufactures and distributes professional-grade water treatment and conveyance systems to a wide range of commercial and industrial customers. End users include hotels and resorts, real estate housing developments, office buildings, military installations, schools, farms, food and beverage manufacturers, industrial warehouses, oil and gas producers, and medical and pharmaceutical facilities.

Under the MWS brand, the Company designs and prefabricates turnkey, containerized units that support water conveyance, purification, recycling, and wastewater management. Assembly typically takes place at contract manufacturing sites where the high-density HDPE casings are formed.

MWS – Field Network Expansion

MWS continued to expand its market reach in Q42024 with the addition of two new product representatives in the South and Southeast regions of the U.S. This expansion aligns with MWS’s broader marketing strategy, which includes strengthening its sales rep network, enhancing digital marketing efforts, and increasing trade show participation. These initiatives support the Company’s goal of achieving full rep coverage east of the Mississippi by the end of 2025. MWS’s recognized revenue grew 5.5X from 2024 to 2025, supported in part by this strategy.

MWS – Competitive Advantage

MWS stands apart in the wastewater treatment market with a powerful combination of speed, innovation, and cost effectiveness. Unlike competitors that require multiple engineering firms and contractors, MWS delivers a fully engineered, turnkey solution drastically reducing time to market and eliminating inefficiencies. Visionary, patented designs integrate revolutionary materials that exponentially extend product lifespan, providing unmatched durability and reliability. With a standardized and commercialized engineering approach, the business model is highly scalable, ensuring seamless expansion without compromising quality. Even before leveraging vertical integration or strategic partnerships, MWS remains highly price-competitive, proving that cutting-edge technology and affordability go hand in hand.

These on-site modular units enable businesses to achieve water independence by granting them direct ownership and operational control over water quality. As a result, clients can improve productivity while mitigating environmental, health, and safety risks related to pollution, contamination and corrosion. A similar advantage applies to the Company’s pump station products.

Modular water solutions are designed to balance performance and cost-effectiveness, allowing businesses to surpass municipal water quality standards. This approach may increase the underlying value of their real estate. By serving as a foundational capital improvement, the Company’s water treatment equipment can deliver long-term savings and strengthen the bottom line.

Customers

The Company’s customers seek solutions to address aging water and wastewater infrastructure. As traditional, centralized systems become prohibitively expensive to repair and upgrade, there is growing interest in decentralized, high-quality, small-scale treatment near the point of generation. Emerging membrane-based technologies and automated analytics enable improved water reuse and efficiency, reducing both energy consumption and waste. (Source: Lux Research, “The Future of Decentralized Water,” June 28, 2016).

PWT has over two decades of experience designing and fabricating water treatment systems. Its major customer segments include:

●	Municipal and Community Water: Potable water solutions for small communities.

●	Industrial Processes: Recirculated and makeup boiler and cooling tower water treatment.

●	Energy Sector: Treatment of produced water and frac flowback water.

●	Food and Beverage: Management of feedwater and effluent in processing facilities.

●	Mining Operations: Treatment of mining effluent.

●	Groundwater and Agriculture: Groundwater recovery and agricultural effluent treatment.

●	Environmental Applications: Advanced treatment for water reuse and environmental protection.

Visualizing the market as a pyramid, the largest metropolitan areas occupy the top tier due to their scale and complexity, while medium-size cities form the middle segment. The base of the pyramid – encompassing smaller towns, counties, cities, townships, state agencies, federal agencies, private individuals, commercial entities, and industrial facilities – represents the broadest and most diverse market opportunity for decentralized, cost-effective water treatment solutions.

Sales and Marketing

PWT and MWS employ distinct sale strategies reflecting their respective market approaches. PWT relies primarily on relationships with past end-use customers and certain manufacturers’ representatives who maintain direct connections with regional end users. MWS focuses on developing relationships with consulting engineers and general contractors.

As MWS’s sales strategies evolve, PWT expects to gain greater recognition among consulting engineers and general contractors. Both PWT and MWS are working to establish a stronger, nationwide network of representatives who can leverage their existing relationships with engineers, contractors, and end-use customers.

With extensive experience in the water and wastewater market, PWT and MWS bring an in-depth understanding of conventional technologies and their limitations, new technologies entering the market, and the process by which solutions are specified and implemented. Both divisions maintain a strong customer-centric approach, seeking first to understand and diagnose customer needs and then to design and deliver comprehensive solutions.

Water industry projects typically move slowly. Given that most product lines for both PWT and MWS represent “pipeline” products, the gestation period from initial prospect to final contract can span six months to three years. To accelerate and expand the pipeline, the Company aims to increase the number of sales representatives who have strong relationships with engineers, contractors, and end users, thereby enhancing overall market reach and opportunity generation.

Competition

PWT operates in a market with numerous system integration suppliers offering solutions based on various technologies, including PureAqua in California, Harn RO in Florida, and Membrane Specialists in Illinois. Each of these competitors tends to have unique strategic focuses:

●	PureAqua: Over 80% of its business is concentrated in the Middle East

●	Harn RO: Specializes in drinking water systems for medium to large municipalities, primarily in the Southeastern United States.

●	Membrane Specialists: Focuses on tubular membrane technology, carving out a niche in membrane-based solutions.

These distinctions reflect not only geographic concentration but also technological specialization and customer type. PWT’s share of the market is shaped by its own regional footprint, strong customer loyalty, niche market focus, and limited sales representation, differentiating it from these broader players.

For MWS, a part of PWT’s operations, the competitive landscape is somewhat different. The Company positions itself as a provider of complete water and wastewater treatment systems—alongside pump stations—utilizing SRTP (Structurally Reinforced Thermoplastic) materials. Unlike companies such as AdEdge in Georgia, which offer prepackaged metal systems, MWS provides a broader range of hybrid treatment processes. The main indirect competition comes from traditional, custom-designed onsite facilities built with concrete and steel or, less commonly, fiberglass (all of which have limitations in durability and detail compared to SRTP).

While SRTP pipe manufacturers could theoretically become competitors by selling complete systems, MWS’s suppliers do not currently compete in that manner. With the brief exception of Contech in the past, these suppliers have focused solely on selling pipe rather than integrated treatment solutions. As a result, MWS enjoys a degree of insulation from direct competitors offering similar SRTP-based, fully integrated system packages.

In preparation for the tariffs announced by the Trump Administration, the Company is planning to ensure that the Progressive Water Systems and Modular Water Systems divisions of Water On Demand, Inc. add appropriate tariff adjustment to riders and current and future contracts.

Growth Opportunities

As part of its ongoing strategy, WODI continues to expand its sales pipeline and optimize operational efficiencies, leading to record growth in early 2025. The January 2025 revenue increase of 417% over January 2024 underscores the effectiveness of recent strategic initiatives. Revenue acceleration has been driven by expanded market reach, an improved sales pipeline, and increased operational efficiencies. Strengthening regional sales and representation has positioned the Company to capture a greater share of the decentralized water treatment market. Standardizing and streamlining modular system designs has improved scalability, allowing for more efficient production. Operational improvements, including increased production capacity and supply chain optimization, have further supported revenue growth. Based on these trends, the Company is well-positioned to continue this momentum, reinforcing its leadership in the water treatment sector.

Domestic versus International

While the United States market presents significant potential, it represents only about 5% of the global population. Vast regions around the world remain underdeveloped, lacking effective water and wastewater treatment infrastructure. By leveraging joint ventures and other strategic partnerships, the Company could export its decentralized treatment technologies internationally. Expanding into these underserved markets can potentially drive substantial revenue growth as global demand for effective and efficient water treatment systems continues to climb.

Standardization

MWS is actively working to standardize designs and commoditize product engineering. Instead of custom-engineering each new project from scratch, MWS aims to create universal technical packages and design templates that can be reused repeatedly. This approach reduces engineering overhead, cuts lead times and lowers overall project costs. The target is to drive engineering expenses down to less than 1% per unit, with a long-term ambition of pushing this figure below 0.1%. By streamlining design work through computer-driven algorithms and robust standardization, MWS intends to enhance profitability and accelerate production scalability.

Sharing Technology & Projects

PWT and MWS each focus on different contaminant classes within the water treatment spectrum. PWT excels at removing suspended solids, oils, metals, and dissolved salts, while MWS specializes in eliminating organic contaminants. Many challenging wastewater streams—such as those from large animal farms—contain both organic and inorganic pollutants. By integrating MWS’s capabilities to remove organic matter with PWT’s expertise in purifying dissolved inorganics, the Company can provide a more comprehensive, end-to-end water treatment solution.

This synergy creates a stronger, more versatile product portfolio. It not only addresses more complex and varied customer needs but also opens the door to new market opportunities. Through leveraging each other’s strengths, both PWT and MWS stand to benefit, ultimately enhancing the Company’s competitive positioning and growth potential.

Facilities and Equipment

Manufacturing Operations

WODI conducts its primary manufacturing operations through its subsidiary, PWT, at a leased facility located at 5225 W. Houston, Sherman, Texas 75092. The approximately 21,300 square-foot facility is leased from NICK & SON’S CONSTRUCTION LLC under a multi-year commercial lease agreement. The lease commenced on July 1, 2024, and extends for 61 months, with an option to renew for an additional 60-month term. The rent schedule and expense reimbursements are detailed in the signed lease documents, which are consistent with standard commercial lease practices.

This facility provides the necessary space for in-house engineering, design, fabrication, assembly, and quality control. PWT’s engineers and designers employ advanced 3D CAD software to create detailed system plans. The team also develops programs control systems, including PLC-based interfaces, enabling efficient remote monitoring and management of the water treatment units. Skilled craftsmen on-site handle metal and plastic machining, welding, and system assembly, ensuring that much of the manufacturing process remains under WODI’s direct control.

Engineering and Design

MWS, another subsidiary of WODI, benefits from both internal and external engineering resources, led by engineer Daniel Early. In addition to leveraging PWT’s internal engineering and fabrication capabilities, MWS supplements its design work with specialized external engineering firms. Outsourced 2D and 3D design services assist in maintaining a library of standardized drawings and proposals. This flexible approach ensures MWS can scale its engineering resources efficiently, matching project demands as needed.

Contract Manufacturing and Materials

MWS’s specialized manufacturing, including the production of proprietary HDPE enclosures and sub-assemblies (such as membrane modules, equipment skids, and integrated control panels), is partially outsourced. These contract manufacturers, located across North America—including in Roanoke, Virginia; Ontario, Canada; Hopkins, Missouri; Corsicana, Texas; and Vernon Hills, Illinois—support the fabrication of key system components. Standard system parts such as pumps, membranes, and instrumentation are procured from established vendors, ensuring a reliable supply chain and consistent product quality.

The core materials for MWS’s systems are structurally reinforced thermoplastic pipes (“SRTP”), available in diameters up to 11 feet. These pipes, sourced from multiple suppliers, serve as vessels or housings for water treatment systems. Because they are produced for high-volume markets, these pipes are both economical and readily available.

Equipment and Efficiency

WODI continuously seeks to improve its manufacturing efficiency and product quality through the acquisition of specialized equipment. This includes CNC waterjets, large-diameter core drills, fusion welders, and roto-molders. These investments in tooling and machinery allow for accelerated production times, enhanced customization, and improved quality control of the final product.

In summary, WOD’s current leased facility and its integrated network of internal and external engineering, manufacturing, and supply-chain partners provide a robust platform to meet present and future production requirements efficiently and cost-effectively

Advisory Support for OriginClear

The Company receives advisory support from affiliated, experienced business professionals, listed under the Company’s Board of Advisors.

In September 2020, OriginClear entered into a strategic agreement with PhilanthroInvestors® and was subsequently listed in its Water PhilanthroInvestors program. Concurrently, OriginClear appointed PhilanthroInvestors founder, Mr. Ivan Anz, and then-CEO, Mr. Arte Maren, to its Board of Advisors. Recently, PhilanthroInvestors appointed Mr. Skye Dayton as CEO, replacing Mr. Maren. While Mr. Maren no longer serves as CEO, he continues to support PhilanthroInvestors in an advisory capacity.

On January 30, 2025, PhilanthroWealth, the successor organization to PhilanthroInvestors, accepted the cancellation of its Finder and Consulting agreements. The related advisory appointments were also eliminated.

$H2O™

On May 10, 2021, OriginClear filed a patent application for its “System And Method For Water Treatment Incentive”, which integrates blockchain technology and non-fungible tokens (“NFTs”). This system is designed to streamline and simplify the distribution of payments for outsourced water treatment and purification services. The services are billed on a pay-per-gallon basis, providing a hedge against inflation under the WOD program.

On May 16, 2021, the Company applied for a trademark for $H2O (also referred to as H2O) as the blockchain system representing this activity, under an “Intent-to-Use” basis pursuant to Trademark Act Section 1(b).

On June 10, 2021, Ricardo Fabiani Garcia, an investor and experienced technologist, was appointed to the Company’s Board of Advisors to provide guidance on the roadmap and resource planning for the $H2O project.

On Jan 17, 2022, OriginClear was granted full trademark protection by Australian Intellectual Property Office for use of $H2O in Australia and New Zealand.

On May 3, 2022 Notice of Allowance was granted to OriginClear by USPTO for use of $H2O mark in Intl. Classes 09, 36 and 42 governing blockchain based software, Dapps and digital applications for providing and managing cryptocurrency goods and services such as managing transactions, wallets and smart-contracts based transactions.

On May 6, 2022 OriginClear was granted trademark protection for $H2O by European Union Intellectual Property Office.

On August 16, 2022 OriginClear was granted trademark protection by Great Britain for use of $H2O in the United Kingdom.

On August 25, 2022 OriginClear was granted trademark protection by the Intellectual Property Office of Mexico for $H2O in Mexico.

On September 22, 2022 OriginClear was issued a grant of trademark protection by the Japan Patent for $H2O in Japan.

On February 27, 2023 OriginClear was granted trademark protection by the Korean Intellectual Property Office for $H2O use in Korea.

On July 19, 2023 OriginClear was granted trademark protection by the Canadian Intellectual Property Office for $H2O in Canada.

Note: Neither the Water On Demand™ program nor the Company’s current business operations depend on blockchain technology, operational goals are achievable through traditional financial systems.

New Role of the Company

The Company, in its role as the CWIH, seeks to create, incubate or accelerate businesses in the water industry and potentially other sectors.

The Company intends to achieve growth by partnering with or developing businesses where it may take equity positions in addition to earning management fees.

We believe our primary strength lies in helping such businesses secure capital through retail corporate development, achieve commercial proof of concept, scale operations, and pursue mergers and acquisitions.

Identifying suitable candidates for this strategy may prove challenging. Even if identified, there is no assurance these ventures will achieve commercial success. The Company’s primary focus for the foreseeable future remains the financing, development, and support of its Water On Demand, Inc. subsidiary.

Employees

As of the date of this filing, the Company employs 34 full-time employees.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

We have not been profitable.

We were formed in June 2007 and are currently developing Water On Demand, a new business model designed to address identified market demand. As we have not achieved profitability, we face substantial risks, uncertainties, expenses and challenges. To address these risks, we must:

●	Successfully execute our business strategy;

●	Respond effectively to competitive developments; and

●	Attract, integrate, retain and motivate qualified personnel.

There is no assurance we will operate profitably or maintain adequate working capital to meet our obligations as they become due. Investors should consider the risks and challenges typically faced by early-stage companies, especially in rapidly evolving markets. If we are unable to successfully execute our strategy or mitigate these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We have a history of losses and can provide no assurance of our future operating results.

We have experienced net losses and negative cash flows from operating activities since our inception, and we expect these losses and negative cash flows to continue in the foreseeable future. As of December 31, 2024, and 2023, we had a working capital deficit of $(45,437,508) and $(32,249,892), respectively, and a shareholders’ deficit of $(54,857,588) and $(39,263,958), respectively.

For the years ended December 31, 2024, and 2023, we reported a net loss of $(18,970,789) and $(11,625,783), respectively. Additionally, we recorded a loss from operations of $(7,125,809) for the year ended December 31, 2024.

As of December 31, 2024, we had an aggregate accumulated deficit of $(137,393,744).

We may never achieve profitability.

Our independent registered public accountants’ opinion on our December 31, 2024, audited financial statements includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our continued operations depend on our ability to raise capital through financing transactions and generating sufficient future sales.

There can be no assurance that we will successfully achieve these objectives, and failure to do so could materially and adversely impact on our business, financial condition, and operating results.

We will need significant additional capital, which we may be unable to obtain.

Revenues from our operations are not currently sufficient to sustain our business, and we will require significant additional capital to continue operations. There is no assurance that additional financing will be available when needed or on terms acceptable to us. Failure to secure financing may require us to reduce or cease operations entirely.

We may seek capital through debt or equity financing. Equity financing is likely to dilute existing stockholders, and newly issued securities may include preferences, superior voting rights, or other terms favorable to new investors. Additionally, the issuance of warrants, convertible notes, or incentive equity awards may result in further dilution and non-cash expenses that negatively impact our financial condition.

Raising capital can also involve substantial costs, including investment banking, legal, and accounting fees, along with other related expenses. Market conditions, combined with our history of losses, may impair our ability to obtain financing or increase its cost.

Furthermore, we have outstanding convertible preferred stock with variable conversion prices, and certain prior investors may be entitled to make good shares. The conversion of such preferred stock into common stock will result in additional dilution to existing stockholders. If we are unable to raise sufficient capital or generate adequate revenues, we may be forced to further reduce operations or cease operations entirely.

We have incurred substantial indebtedness.

As of December 31, 2024, we had $23,981,331 in outstanding convertible promissory notes, including $21,363,639 in current secured notes, $597,944 in other current notes, and $2,019,748 in long-term notes. Many of these notes are convertible at a discount, which could dilute stockholders and impact our stock price.

Our debt obligations may strain cash flow, limit funds for operations, and increase default risk if we cannot meet payment terms. High leverage may also reduce financial flexibility, restrict borrowing, and make it harder to compete.

We may incur additional debt, which could worsen these risks and further constrain our financial position.

Our revenues are dependent upon acceptance of our technology and products by the market; the failure of which would cause us to curtail or cease operations.

We expect that a significant portion of our future revenues will come from the sale or license of our technology and systems. Until we can successfully generate such revenues, we will continue to incur operating losses.

There is no assurance that businesses or prospective customers will adopt our technology and systems or agree to pay for the prices or license fees necessary to support our operations. If we fail to develop a sufficient customer base or secure adequate pricing for our products, our financial condition, results of operations, and prospects will be materially and adversely affected.

We will need to increase the size of our organization and may experience difficulties in managing growth.

We operate as a small company with a minimal number of employees. To address potential growth and market opportunities, we anticipate a significant expansion in headcount, facilities, infrastructure, and overhead. This growth will place added responsibilities on management, including identifying, recruiting, integrating and retaining qualified personnel.

Our ability to compete effectively and improve future financial performance will depend, in part, on how successfully we manage this growth. Failure to do so could negatively impact our operations and business prospects.

We may not successfully license our technology or commercialize our products, which could result in continued losses and may require us to curtail or cease operations.

We are currently developing our new business model, Water On Demand. However, we cannot predict when, or if, we will achieve profitability. There is no assurance that we will develop our systems quickly enough to meet market demands or that our systems will gain market acceptance.

If we fail to successfully develop, commercialize, or achieve market adoption for the Water On Demand business model, we will continue to incur losses, which may require us to curtail or cease operations.

If a competitor were to achieve a business breakthrough, our operations and business could be adversely impacted.

Several businesses currently deliver turnkey “water-as-a-service” systems. If a competitor achieves a significant breakthrough, we may face difficulties attracting customers and generating sales. Competitors with greater resources, including capital, technology, or market presence, may gain a significant advantage, negatively impacting our competitive position.

Additionally, as we are the master licensee of only three current patents, we may not be able to prevent the development of competing technologies that use similar methods, materials, or procedures. These competitive pressures could limit our ability to attract customer licenses or generate royalties and fees, which could materially and adversely affect our business, financial condition, and results of operations.

Our long-term success depends on developing a novel outsourcing model, and we face the risks inherent in a performance-based business model.

While our engineering and technology divisions are profitable, our success relies on the development of Water On Demand, a new business in the Design-Build-Own-Operate sector. There is no assurance that we will generate revenue from the financing and management of these systems.

A significant portion of our revenue depends on the performance and oversight of these systems, as well as the successful operations of our operating partners. This exposes us to risks outside of our control, including:

●	Dependence on the management and operational capabilities of our partners; and

●	The cyclicality of supply and demand for end-products ties to this business model.

If our managed contracts fail to achieve profitability, our payments may decline, adversely impacting our results of operations, cash flows, and financial condition. Such impacts could be material.

We rely on strategic partners.

We depend on strategic partners to manage our planned outsourced systems. If our partners do not view us as significant to their business, they may reduce their commitment to us, terminate their relationship, pursue competing partnerships, or develop or acquire competing processes. Any of these actions could materially and adversely affect our business, operations, and financial condition.

A lack of government subsidies may hinder the usefulness of our technology.

We assemble and sell complete engineered solutions and products utilizing the expertise of PWT and MWS. Government subsidies that benefit in the industries we serve can vary and may be reduced or eliminated, which could materially and adversely impact our business. Similarly, more stringent regulations could increase compliance costs or create additional barriers, further negatively affecting our business operations and financial condition.

The industries in which we operate may endure deflationary cycles, affecting our ability to sell and license our systems.

Deflationary events, including industry sector downturns or economic collapses, could materially and adversely affect demand for our systems, limiting our ability to generate revenue from sales or licenses and negatively impacting our business, financial condition, and results of operations.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our success relies heavily on attracting and retaining skilled scientific, engineering, and management professionals. We are particularly dependent on T. Riggs Eckelberry, whose contributions have been integral to the development of our technology and business. The loss of Mr. Eckelberry’s services could significantly impact our operations. As Mr. Eckelberry does not have an employment agreement with us, there is no guarantee of his continued association. His leadership remains crucial as we further develop our technology and work toward profitable commercialization. The departure of Mr. Eckelberry or other key personnel could hinder our ability to compete, advance our technology, and execute our business strategies effectively.

Competition from other companies in our market may affect the market for our technology.

The entry of new companies into our market continues to increase competition. Established domestic and foreign companies with longer experience in prefabricated or modular water systems or DBOO models often have greater financial and operational resources. These competitors may benefit from superior capabilities in employee recruitment and retention, manufacturing, and marketing, providing them with a competitive edge. Additionally, competitors may strengthen their market positions through asset acquisitions and expansions. If we or our customers cannot compete effectively or respond to these competitive pressures, our operational results and financial condition could be materially affected.

Risks Related to Our Intellectual Property

Failure to establish, maintain and enforce intellectual property rights may negatively impact our financial condition, operations and business.

Our ability to protect intellectual property acquired under the master license is crucial to our financial and operating performance. We rely on trade secrets, copyright laws, and external patent licensing, supplemented by confidentiality agreements and restrictions on disclosing proprietary know-how.

Although we protect our technology as trade secrets and technical know-how, these methods offer less legal protection than patents. Only patents can prevent others from using independently developed similar technology. Competitors gaining access to or surpassing our trade secrets through observation or other means could diminish their value.

Despite implementing systems to safeguard confidentiality, these measures may not provide sufficient protection. While we require employees, consultants, advisors, and partners to sign non-disclosure agreements, we cannot guarantee their effectiveness. Additionally, technology deployed at customer sites may be observable by third parties without non-disclosure agreements, limiting its protection as a trade secret.

Enforcing intellectual property rights is challenging and may require costly litigation with uncertain outcomes, diverting resources and management attention.

The perceived strength of our intellectual property is critical to the value of our customer licenses. Failure to secure and enforce intellectual property could hinder customer acquisition and materially impact our business, financial condition, and prospects.

Although we have filed various patent applications for some of our original technologies, some have been abandoned or transferred. In certain cases, we have opted to protect our intellectual property through a trade secrets policy.

Although we have filed various patent applications for some of our original technologies, some have been abandoned or transferred. In certain cases, we have opted to protect our intellectual property through a trade secrets policy.

We safeguard our intellectual property using a combination of patents and trade secrets. However, trade secrets do not provide the same level of protection as patents, and patents may not guarantee meaningful protection or commercial advantage. In the U.S., patents only offer protection for 20 years from the filing date, and delays in patent issuance reduce the enforcement period. Additionally, the claims in issued patents may not be broad enough to prevent others from developing similar technologies or achieving comparable results.

Our ability to license and exploit technology under our patents may also be constrained by the intellectual property rights of others. Numerous U.S. and foreign-issued patents and pending patent applications in our field may have priority over our applications, potentially leading to invalidation or limitations on our rights. Furthermore, our competitors could challenge the validity or enforceability of any patents that are issued from our applications.

These risks may impact our ability to protect and commercialize our intellectual property effectively, which could have a material adverse effect on our business and operations.

We may face claims that we are violating the intellectual property rights of others.

We may encounter claims from direct competitors, other water companies, scientists, or research institutions asserting that our business models, technology, or the commercial use of such technology infringe on their intellectual property rights. As we have not conducted infringement, freedom-to-operate, or landscape analyses, we cannot be certain that our technologies and processes do not violate the rights of others. These claims may increase as we grow our market profile and begin generating revenue.

We may also face infringement claims from employees, consultants, agents, or outside organizations involved in developing our technology. Although we have sought to protect ourselves through contractual provisions, these may not be sufficient, and these parties may claim full or partial ownership of the intellectual property in the technology they developed for us.

If we are found to infringe on others’ intellectual property rights, we could incur significant costs to implement work-around solutions, which may not be feasible or technically equivalent to our current technology. In such cases, we might need to license third-party intellectual property, which may not be available on acceptable terms or at all. Failure to resolve such issues could result in substantial monetary judgments or injunctions that might force us to cease operations.

Even if we are not infringing on others’ intellectual property rights, we could still incur substantial costs defending ourselves against such claims. Additionally, if our license agreements require us to indemnify our customer licenses for claims related to intellectual property infringement, we may bear significant costs defending and indemnifying them. These disputes, even if meritless, could divert management attention and resources. Parties bringing claims may have greater resources, potentially leading us to settle claims we might otherwise successfully defend.

Any claims alleging intellectual property infringement, whether against us or our customer licenses, could materially and adversely impact our financial condition, business operations, and results.

Risks Related to Our Common Stock

Our common stock may be diluted through the issuance of additional shares, convertible securities, warrants or options.

To raise capital, we have issued common stocks, convertible securities (such as convertible debentures, convertible preferred stock, and notes), and warrants, some of which include anti-dilution and similar protections. Additionally, we have issued incentive compensation to employees and directors. Shares of common stock are reserved for issuance upon the exercise of these securities, and we may increase the number of reserved shares in the future.

Issuing additional common stock, convertible securities, options, and warrants may reduce the percentage ownership of existing stockholders, apply downward pressure on the market price of our stock, trigger adjustments to the conversion and exercise prices of outstanding notes and warrants, and potentially obligate us to issue additional shares to certain stockholders. These actions could affect the rights of current stockholders and the overall value of our common stock.

Our chief executive officer holds the majority of the voting power of our shareholders.

T. Riggs Eckelberry, as the holder of our Series C Preferred Stock, controls 51% of the voting power of the Company’s shareholders. This gives Mr. Eckelberry the ability to determine the outcome of all shareholder matters, which may result in decisions that differ from the interests of other shareholders.

We have created various series of preferred stock and our articles of incorporation allow for our board to create additional new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to determine the rights and preferences of preferred stock and to issue additional shares without requiring approval from stockholders. This includes the creation of new series of preferred stock with preferential rights that could adversely affect the rights of common stockholders.

Our issuance of common stock upon conversion of preferred stock may dilute stockholder ownership.

We currently have an outstanding series of preferred stock convertible into common stock, including a series with variable conversion prices. In some cases, these entitlements include the issuance of make-good shares to certain prior investors (see Note 3 – Preferred Stock). The conversion of these preferred shares into common stock will dilute the holdings of existing common stockholders, which may negatively impact the market price of our common stock.

There is a limited public market for our common stock.

Our common stock is not listed on any national securities exchange, making it more difficult for investors to buy or sell shares compared to stocks traded on an exchange. While our common stock is quoted on the OTC Pink, this inter-dealer, over-the-counter market offers significantly less liquidity than national exchanges like the NASDAQ Capital Market.

The limited liquidity may adversely affect the trading volume and price of our common stock. Additionally, the lack of a national exchange listing may make our stock less appealing for margin loans, institutional investments, and use as consideration in future capital-raising transactions or other purposes.

The price of our common stock is volatile, which may lead to investment losses.

The market for our common stock is highly volatile, with significant fluctuations driven by factors such as quarterly variations in operating and financial results, as well as general economic and market conditions. Additionally, statements or changes in opinions, ratings, or earnings estimates from brokerage firms or industry analysts regarding our industry or company could adversely impact our stock price.

This volatility may result in investment losses for our stockholders. Historically, periods of significant stock price fluctuations have often led to securities class action litigation. If such litigation is brought against us, it could result in substantial legal costs and consume management’s time and resources, potentially impacting our operations.

Shares eligible for future sale may adversely affect the market.

Certain stockholders may sell their shares of common stock in the open market under Rule 144 of the Securities Act of 1933, as amended, subject to certain limitations. Generally, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates, however, are subjected to additional restrictions, including volume limitations, manner of sale rules, (for equity securities), and notice requirements under Rule 144.

Substantial sales of our common stock under Rule 144 could negatively impact the market price of our shares, potentially causing a material adverse effect.

Our stock is subject to the penny stock rules, which may restrict resale and reduce liquidity.

Our common stock is classified as a “penny stock” under Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended. Generally, a penny stock is any equity security with a market price below $5.00 per share, unless it meets specific exceptions such as being listed on a qualifying national securities exchange, issued by a registered investment company, or meeting SEC exemptions based on price or the issuer’s net tangible assets.

As a penny stock, our shares are subject to SEC rules that impose additional sales practice requirements on broker-dealers. These rules affect transactions involving individuals other than established customers or accredited investors, making it more burdensome for broker-dealers to trade our shares.

These restrictions may reduce the liquidity and trading volume of our common stock, potentially limiting resale opportunities and adversely affecting its market price.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules, the Financial Industry Regulatory Authority, Inc. (“FINRA”) has implemented rules requiring broker-dealers to ensure that recommended investments are suitable for their customers. Before recommending speculative, low-priced securities like our common stock to non-institutional customers, broker-dealers must make reasonable efforts to gather information about the customer’s financial status, tax status, investment objectives, and other relevant details.

FINRA has indicated that speculative, low-priced securities are often unsuitable for many customers. These requirements increase the difficulty for broker-dealers to recommend our stock, potentially restricting shareholders’ ability to buy or sell shares and negatively affecting the market for our stock.

If we fail to maintain effective internal controls over financial reporting, our stock price may be negatively impacted.

We are required to establish and maintain effective internal controls over financial reporting. Weaknesses or failures in these controls could adversely affect our ability to provide accurate and reliable public disclosures about our business, financial condition, and results of operations.

Management’s assessment of our internal controls may identify deficiencies that require correction or remediation, potentially raising concerns among investors. Any actual or perceived weaknesses in our internal controls or disclosures regarding their status could adversely affect investor confidence and, consequently, the market price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

Under Section 404 of the Sarbanes-Oxley Act, we are required to conduct an annual assessment of our internal controls over financial reporting. For certain issuers, this includes an attestation of the assessment by an independent registered public accounting firm. Meeting these evolving and complex standards involves significant documentation, testing, and remediation efforts, resulting in substantial ongoing expenses and resource allocation.

It is challenging to predict the time and cost required to assess and remediate our internal controls over financial reporting each year. Delays or difficulties in completing this process could prevent timely compliance. Although attestation requirements by our independent registered public accounting firm do not currently apply to us, we may become subject to them in the future, potentially leading to further challenges in implementing necessary changes.

If our Chief Executive Officer or Chief Financial Officer determines that our internal controls are not effective as defined under Section 404, we may face regulatory scrutiny or adverse market reactions. Such outcomes could negatively impact investor confidence and the market value of our stock.

We do not intend to pay dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Even if we have sufficient funds to legally pay dividends, our board of directors may choose, at its discretion, not to declare or pay dividends.

The declaration and amount of any future dividends will depend on various factors, including our operating results, cash flows, financial condition, capital requirements, and other considerations deemed relevant by our board of directors. Additionally, our outstanding series of preferred stock are entitled to dividends before any dividends can be paid to holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate offices are located at 13575 58th Street North, Suite 200, Clearwater, FL 33760.

Our subsidiary, PWT, operates from a 21,300-square-foot facility at 5225 W. Houston Street, Sherman, TX 75092. This facility includes a manufacturing area for water treatment equipment and a warehouse to expand in-stock filtration and pump inventory.

We believe these facilities are suitable and adequate for our current business requirements.

ITEM 3. LEGAL PROCEEDINGS.

On March 5, 2024, Process Solutions, Inc. (“PSI”) filed a lawsuit against PWT in the Court of Common Pleas in Hamilton County, Ohio alleging breach of contract and seeking damages. The matter has since been resolved and closed, with no resulting claims or counterclaims by either party. Otherwise, the Company has no legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets Pink Open Market under the symbol “OCLN”.

The market price of our common stock is highly volatile, reflecting trends common to technology companies. It fluctuates in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may be influenced by broader market trends and conditions unrelated to our specific performance.

Holders

As of March 31, 2025, we had approximately 791 holders of record of our common stock. This figure does not include beneficial owners whose shares are held by brokers, dealers, or registered clearing agencies on their behalf.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Our intention is to retain future earnings, if any, to support ongoing operations and fund future capital requirements.

Any decision to pay cash dividends in the future will be at the discretion of our board of directors and will depend on factors such as our financial condition, results of operations, capital needs, and other considerations deemed relevant by the board. Additionally, we have various series of preferred stock outstanding that are entitled to receive dividends before any dividends can be paid on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, there were no sales of unregistered securities except for those previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC. Additionally, our subsidiary, Water on Demand Inc., engaged in activities under a Regulation A offering during this period.

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

Critical Accounting Policies

The SEC defines “critical accounting policies” as those requiring management’s most challenging, subjective or complex judgments, often involving estimates of inherently uncertain matters that may change over time.

While not all accounting policies involve such judgements or estimates, the following policies meet the SEC’s definition of critical accounting policy.

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2024, as disclosed in the Notes to the consolidated financial statements included in this report.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

Significant estimates include evaluations of goodwill and long-lived asset impairments, revenue recognition for percentage-of-completion contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances, and valuation allowances on deferred tax assets. These estimates are based on historical experience and other assumptions deemed reasonable under the circumstances. They form the basis for management’s judgments regarding asset and liability carrying values. Changes in assumptions or conditions could result in materially different actual outcomes.

Fair Value of Financial Instruments

The fair value of financial instruments requires disclosure of fair value information, whether or not recognized in the balance sheet, when practicable to estimate.

As of December 31, 2024, the reported amounts for cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short maturities.

Revenue and Cost of Sales

Revenue for the years ended December 31, 2024, and 2023 was $5,541,635 and $6,708,178, respectively. Cost of goods sold for the same periods was $4,568,923 and $6,081,683, respectively.

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses for the years ended December 31, 2024, and 2023 were $2,834,900 and $2,564,800, respectively. The increase was primarily due to higher marketing and promotional costs.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2024, and 2023 were $5,263,621 and $4,684,527, respectively. The increase was due to higher personnel related expenses and outside services, including stock-based compensation.

Depreciation Expense

Depreciation expense for the years ended December 31, 2024, and 2023 was $81,037 and $30,333, respectively.

Other Income and Expense

Other (expense) increased by $6,842,029 to $(11,844,980) for the year ended December 31, 2024, compared to $(5,002,951) for the year ended December 31, 2023. The increase was due to an $8,744,712 increase in loss on net change in derivative liability and conversion of debt, a $746,878 increase in interest and dividend expense, and a $2,350,366 impairment of receivable from SPAC. These were partially offset by a $1,861,728 gain on redemption of stock, a $30,646 gain on write-off of loans payable, and other adjustments related to fair value changes in investment securities and settlements.

Net Loss

Our net loss increased by $7,345,006 to $(18,970,789) for the year ended December 31, 2024, compared to a net loss of $(11,625,783) for the year ended December 31, 2023.

The increase in net loss was primarily due to higher other income and expense items, including the net change in derivative instruments which are remeasured each period.

These estimates are based on multiple inputs, including the market price of our stock, interest rates, stock price volatility, variable conversion prices defined in the respective agreements, and probabilities of certain outcomes based on management’s estimates. Because these inputs are subject to significant fluctuations, the estimated fair value of derivative liabilities will vary from period to period, and the impact may be material.

Liquidity and Capital Resources

Liquidity refers to the ability of a company to generate funds to support current and future operations, meet obligations, and maintain ongoing business operations. Key factors influencing liquidity include funds generated from operations, management of accounts receivable and payable, and capital expenditures.

The accompanying consolidated financial statements have been prepared assuming a going concern, which contemplates the continuity of operations and realization of assets and liabilities in the ordinary course of business. However, substantial doubt exists regarding our ability to continue as a going concern due to significant working capital and shareholders’ deficits.

As of December 31, 2024, we had cash of $550,884 compared to $488,830 as of December 31, 2023.

Our working capital deficit increased to $(45,437,508) from $(32,249,892), primarily due to an increase in convertible promissory notes and accrued expenses.

The shareholders’ deficit was $54,857,588 as of December 31, 2024.

Net cash used in operating activities was $(3,565,872) for the year ended December 31, 2024, compared to $(5,513,658) in 2023. The decrease was primarily due to changes in accrued expenses, contract liabilities, and working capital management.

Net cash used in investing activities was $(2,289,866) in 2024, compared to $(3,746,985) in 2023, primarily reflecting the purchase of SPAC notes payable.

Net cash provided by financing activities was $5,917,792 in 2024, compared to $8,394,659 in 2023, primarily from proceeds of secured promissory notes and preferred stock offerings.

During 2024, we raised $1,107,000 through preferred stock offerings and $2,767,701 through convertible secured promissory notes. While these funds have supported near-term operations, our ability to continue as a going concern depends on additional capital infusion. Management anticipates obtaining further funding from existing and new investors but cannot guarantee such funds will be available or on favorable terms.

Although proceeds from the issuance of convertible debt and revenue from operations are currently sufficient to fund near-term expenses, we will need to raise additional funds to expand our operations. Future financing may involve equity or debt securities, which could dilute existing stockholders or include senior rights. If we are unable to secure additional financing, we may need to reduce operations, curtail development plans, or cease operations entirely.

While management believes current resources, growing revenues, and the ability to raise funds will support operations in the immediate future, there is no assurance that these assumptions will materialize. Failure to obtain additional funding may limit our ability to sustain operations and meet obligations.

Recent Trends

Known trends, demands, commitments, events, or uncertainties that could reasonably affect the accuracy or reliability of reported financial information as an indicator of future operating results are discussed throughout this report.

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

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, the Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

As defined by Rules 13a-15(e) and 15d-15(e), “disclosure controls and procedures” refer to controls designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods, and that such information is communicated to management to allow timely decisions regarding required disclosures.

Based on this evaluation, and due to the lack of segregation of duties resulting from our small staff size, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the period’s end. This deficiency could result in delayed or incomplete recording, processing, or communication of required disclosures.

To mitigate this deficiency, we performed additional analysis and post-closing procedures to ensure that the consolidated financial statements in this report are prepared in accordance with generally accepted accounting principles (GAAP). Management believes that, despite the identified deficiency, the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria established in the Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A significant deficiency is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness but important enough to merit the attention of those overseeing the registrant’s financial reporting.

Management identified deficiencies related to the lack of segregation of duties due to the small size of the Company’s staff and the need for a stronger internal control environment. While these deficiencies do not constitute material weaknesses, they could potentially affect the Company’s ability to maintain effective internal controls. Due to the cost/benefit considerations, the small staff size may continue to limit the implementation of certain controls, such as adequate segregation of duties.

To mitigate the identified deficiency, the Company has implemented additional resources and internal controls to strengthen its control environment. Management will continue to monitor and assess the effectiveness of internal controls as part of ongoing efforts to ensure compliance with financial reporting requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

Management recognizes that the design and evaluation of disclosure controls and procedures are inherently limited. No control system, no matter how well-designed or operated, can provide absolute assurance of achieving its objectives.

The effectiveness of disclosure controls and procedures is further influenced by resource constraints, requiring management to exercise judgment in balancing the benefits of potential controls against their associated costs. Accordingly, disclosure controls and procedures are designed to provide only reasonable assurance of their effectiveness.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2024 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLORES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry	72	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Prasad Tare	50	Chief Financial Officer

James Woloszyn	49	Chief Operating Officer

Stephen Hall	48	Director (Audit Committee Chairman)

Anthony Fidaleo	66	Director (Resigned as of January 30, 2025)

Jean-Louis Kindler	62	Director

Byron Elton	70	Director

T. Riggs Eckelberry - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Mr. Eckelberry has served as Chief Executive Officer, Chairman, Secretary, Treasurer, and President of the Company since its inception in June 2007. As a co-founder, he brings extensive experience in technology management and leadership to the Blue Technology sector.

From 2005 to 2006, as President and COO of CyberDefender Corporation, Mr. Eckelberry was instrumental in developing the Company’s product line, securing initial funding, and achieving a NASDAQ IPO. Between 2001 and 2005, he founded and led TechTransform, a technology consulting firm, where he contributed to the successful launch and turnaround of various technology companies.

In 2004, he was part of the team that commercialized YellowPages.com, culminating in its $100 million sale to SBC/BellSouth. In 2003, as General Manager of Panda Software’s U.S. unit, he established the Company as a significant player in the U.S. market. During the 1990s, Mr. Eckelberry played pivotal roles in the tech industry, contributing to the global success of the software product CleanSweep and overseeing the sale of MicroHouse Technologies to Earthweb as its Chief Operating Officer. He was also a key member of the team that facilitated the sale of venture-backed TriVida to a division of ValueClick (VCLK).

Earlier in his career, Mr. Eckelberry worked in the non-profit sector, earning a master’s license for oceangoing vessels.

As a veteran executive and one of the Company’s founders, Mr. Eckelberry’s extensive experience and strategic insights are invaluable to the board of directors.

Prasad Tare – Chief Financial Officer

Mr. Tare was appointed Chief Financial Officer in June 2021. He brings over 15 years of experience in public accounting, financial reporting, and risk and internal controls advisory services. His expertise includes conducting company-wide risk assessments to enhance focus on critical areas and improving the efficiency and effectiveness of audit activities.

Mr. Tare began his career at PwC India, where he was part of the financial statement assurance teams for various multinational companies. In 2004, he transitioned to the United States, working with top regional and national public accounting and consulting firms. His experience includes leading external audit engagements for prominent public companies such as Steve Madden, The United Retail Group, and Double-Take Software.

James Woloszyn – Chief Operating Officer

Mr. James is an experienced operations executive with a track record of leading large-scale business transformations across multiple industries. He has held senior leadership roles at global corporations, including Boeing, HP, HPE and Northwestern Mutual, where he specialized in optimizing operations, implementing best practices, and driving financial and strategic growth.

Before joining Water on Demand in January 2025, James served as President and General Manager of Blackbird Vineyards, where he led a successful turnaround, improving profitability, increasing revenue, and restructuring activities for long-term stability. He also held the role of Vice President, HR Strategy, Finance, and Organizational Excellent at Northwestern Mutual, where he developed enterprise-wide strategies and operational frameworks to enhance efficient and performance.

James holds a Bachelor of Science degree in Genetics and Advanced Biology from the University of Witwatersand. He also completed studies in Business Administration at the Segal School of Business, Simon Fraser University from 20025 to 2008 and earned a Diploma in Management in Advanced Technology from Simon Fraser University in 2003.

Anthony Fidaleo – Director

Mr. Fidaleo served as a director from June 2012 through January 30, 2025. He has operated his own accounting and consulting practice since 1992, primarily serving as acting CFO or senior consultant for public companies ranging from startups to Fortune 500s. From 2005 to 2009, he was CFO, COO, Executive VP, and a board member of iMedia International, Inc., a publicly traded interactive content company. Previously, he spent a decade in public accounting (1982–1992), primarily with BDO Seidman, LLP, where he was a senior audit manager. Mr. Fidaleo is a California CPA (inactive) and holds a B.S. in Accounting from California State University, Long Beach. His extensive accounting and financial background supported his role on our board. Mr. Fidaleo was succeeded by Stephen Hall as of January 30, 2025.

Stephen Hall – Director & Audit Committee Chairman

Mr. Hall was appointed as a Director and Chairman of the Audit Committee on January 30, 2025, replacing Anthony Fidaleo. He brings over 30 years of experience from Robert Hall & Associates, a California-based tax accounting firm, where he serves as CEO and Board Member. He has advised more than 2,500 companies and 7,500 families. Mr. Hall also coaches aspiring fund managers through Fund Launch Partners’ Black Card Program.. He has worked with startups in tech, real estate, and food sectors, and sourced early-stage deals with the Pasadena Angels. His expertise spans tax strategy, financial planning, risk management, real estate, private equity, and M&A. He holds a B.S. in Marketing and Management Consulting from USC and has been an IRS Enrolled Agent since 2001.

Jean-Louis Kindler – Director

Mr. (“JL”) Kindler has served as our director since December 2013. As President of OriginClear Technologies, he led the commercialization of OriginClear’s breakthrough water treatment technology. Since 2019, he has been the CEO of Clean Energy Enterprises Inc., established to commercialize the Blue Tower biomass-to-hydrogen system he helped develop two decades ago in Japan. Mr. Kindler is a veteran of 25 years as both a top executive and engineer in environmental technologies. Before OriginClear, JL was co-founder and Chief Technology Officer of Ennesys, the Company’s French joint venture, where he designed its patent-pending waste-to-energy system. Earlier, as founding CEO of MHS Equipment, a French nanotechnologies equipment manufacturing firm (42 M€, 360 employees in 2008), he led the development of a breakthrough fuel cell process. And earlier still, his twenty-year career in Japan gave him unique insight into fast-growing Asian markets. There, as principal of technology incubator Pacific Junction, JL completed various assignments. These included technology sourcing for the French industrial group GEC-Altshom, building the first commercial unit of the Blue Tower (to which he has recently returned in its now-fourth generation), and market development for a fluid mixing technology that helped inspire early OriginClear inventions. Mr. Kindler holds a Master’s in Economics and Public Policy from the Institute of Political Science in Lyon, France, and an MBA in International Management in Paris. Mr. Kindler’s executive and management experience, and past involvement in the Company’s technology and operations, qualifies him to serve as a member of our board of directors.

Byron Elton – Director

Mr. Elton has served as our director since January 2014. Mr. Elton is an experienced media and marketing executive with a proven record in pioneering new business development strategies and building top-flight marketing organizations. Since June 2018, he has been President of Elton Enterprises, Inc., which is involved in the wellness, fitness and health sector. Elton is currently opening six StretchLab Studios in the Los Angeles and Seattle markets (stretchlab.com). He is a co-founder since June 2017 of Pardue Associates, operating monsho, a brand-centric, creative communications agency focused on delivering results. From 2013 to 2017, Mr. Elton was a partner of Clear Search, an executive search firm. Prior to that, from 2009 until 2013, Mr. Elton served as President and Chief Executive Officer of Carbon Sciences, Inc. (“Carbon Sciences”) (OTCBB: CABN) and has served as Chairman of Carbon Sciences since March 2009. Carbon Sciences is an early-stage company developing a technology to convert earth destroying carbon dioxide into a useful form that will not contribute to greenhouse gas. Mr. Elton previously served as Senior Vice President of Sales for Univision Online from 2007 to 2008. Mr. Elton also served for eight years as an executive at AOL Media Networks from 2000 to 2007, where his assignments included Regional Vice President of Sales for AOL and Senior Vice President of E-Commerce for AOL Canada. His broadcast media experience includes leading the ABC affiliate in Santa Barbara, California in 1995 to 2000 and the CBS affiliate in Monterrey, California, from 1998 to 1999, in addition to serving as President of the Alaskan Television Network from 1995 to 1999. Mr. Elton studied Advertising and Marketing Communications at Brigham Young University. Mr. Elton’s executive and management experience qualifies him to serve as a member of our board of directors.

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

Election of Directors

Our directors serve until the expiration of their elected term and until a successor has been duly elected and qualified.

Board Independence

Our board of directors currently consists of four members. As we are not a listed issuer, we are not subject to specific director independence standards. However, using the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Capital Market rules, Stephen Hall, Jean-Louis Kindler, and Byron Elton qualify as independent directors.

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2024 and also took actions through unanimous written consent. All Board members attended each meeting. The Company does not have a formal policy regarding director attendance at the annual meeting of stockholders.

Committees of the Board of Directors

The Company has established an audit committee and a compensation committee; however, no, members have been nominated to these committees at this time. To date, the entire Board of Directors has carried out all duties and responsibilities which might be contemplated by a committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all our directors, officers, employees. The Code of Ethics is available on our website at https://www.originclear.com/investing#codeofethics.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy regarding whether the Chairman and Chief Executive Officer positions should be separate or combined. However, we have traditionally determined that combining these roles serves the best interests of the Company and its shareholders. Mr. Eckelberry has served as both Chairman and Chief Executive Officer since our inception in 2007. Given the small size of the Company, we believe this structure is currently the most effective.

Our board of directors regularly receives and reviews reports from management, auditors, legal counsel, and other relevant parties regarding the Company’s assessment of risks. The board focuses on the most significant risks facing the Company, our overall risk management strategy, and ensuring that the risks we undertake align with the Board’s risk appetite.

While the Board provides oversight of risk management, day-to-day risk management processes are the responsibility of management. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation to our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer for the years ended 2024 and 2023:

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry,	2024	420,000	0			-	-	0	420,000
Chairman of the Board, Secretary & Treasurer, President and CEO	2023	370,000	50,000			-	-	3,000	420,000

Prasad Tare,	2024	180,000	0			-	-	0	180,000
Chief Financial Officer	2023	180,000	18,750			-	-	3,000	201,750

Outstanding Equity Awards at 2024 Fiscal Year-End

There were no stock options outstanding as of December 31, 2024.

Employment Agreements

The Company does not currently have an employment agreement with its Chief Executive Officer, who received an annual salary of $420,000. Bonus payments, if any, are determined at the discretion by the Board of Directors. For the year ended 2024, the CEO received a bonus in the amount of $0.

Similarly, the Company does not have an employment agreement with its Chief Financial Officer, who is paid an annual salary of $180,000. For the year ended 2024, the CFO received a bonus in the amount of $0.

Employee Benefit Plans

Beginning on June 1, 2008, we implemented a company health plan for our employees.

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

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President (2)	3	*

Prasad Tare, Chief Financial Officer	1,903,439	*

Anthony Fidaleo, Director	168	*

Byron Elton, Director	166	*

Jean-Louis Kindler, Director	1	*

Directors and executive officers as a group (5 persons)	1,903,777	*

Ronald Von Soosten	131,760,346	7.88%

Marc Stevens	156,455,264	9.35%

*	Less than 1%

(1)	The address of each director and named executive officer listed above is c/o OriginClear, Inc., 13575 58th Street North, Suite 200, Clearwater, FL 33760.

(2)	Mr. Eckelberry also owns all the 1,000 outstanding shares of our Series C preferred stock which entitles Mr. Eckelberry to 51% of the total voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

On March 15, 2017, the Company filed a Certificate of Designation with the Secretary of State of Nevada for its Series C preferred stock, designating 1,000 shares of authorized preferred stock as Series C preferred stock. Each share of Series C preferred stock has a par value of $0.0001 per share. The Series C preferred shares do not carry a dividend rate, have no liquidation preference, and are not convertible into common stock.

For as long as any Series C preferred stock remains issued and outstanding, the holders of these shares, voting as a separate class, possess voting power equal to 51% of the total voting rights of the Company. This supermajority voting power is determined by the majority of the issued and outstanding shares of Series C preferred stock.

The Series C preferred shares are subject to automatic redemption by the Company at their par value upon the occurrence of either of the following events: (i) the date on which Mr. Eckelberry ceases, for any reason, to serve as an officer, director, or consultant of the Company; or (ii) the date on which the Company’s common stock begins trading on a national securities exchange, provided that such exchange’s listing rules prohibit preferential voting rights for a class of securities or condition listing upon the elimination of the preferential voting rights of the Series C preferred stock as outlined in the Certificate of Designation.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered, including services rendered for Company subsidiaries, in 2024 and 2023. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. We engaged M&K as our independent registered public accounting firm on September 30, 2019.

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2024 – M&K CPAS, PLLC	$119,920	$-	$-		$24,775
2023 – M&K CPAS, PLLC	$113,250	$-	$-	$

Audit-Related Fees

We did not incur assurance or audit-related fees during 2024 and 2023, except for fees related to the Company’s Regulation A offering, which are included under Audit Fees. Additionally, no fees were incurred in connection with the audit of our financial statements, the review of registration statements, the issuance of related consents, or assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2024, and 2023, respectively.

All Other Fees

There were no fees billed to us by M&K CPAS, as applicable, for services rendered to us during the fiscal years ended December 31, 2024 and 2023, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Certificate of Designation of Series A Preferred Stock (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (18)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (19)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (19)
3.22	Certificate of Designation of Series G Preferred Stock (20)
3.23	Certificate of Designation of Series I Preferred Stock (21)
3.24	Certificate of Designation of Series J Preferred Stock (21)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (29)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019 (22)
3.27	Certificate of Designations of Series K Preferred Stock (23)
3.28	Certificate of Designations of Series L Preferred Stock (23)
3.29	Amended and Restated Certificate of Designations of Series M Preferred Stock (24)
3.30	Certificate of Designations of Series O Preferred Stock (25)
3.31	Certificate of Designations of Series P Preferred Stock (25)
3.32	Certificate of Designation of Series Q Preferred Stock (26)
3.33	Certificate of Designation of Series R Preferred Stock (27)
3.34	Certificate of Designation of Series S Preferred Stock (28)
3.35	Certificate of Designation of Series T Preferred Stock (14)

3.36	Certificate of Designation of Series U Preferred Stock (15)
3.37	Fourth Amended and Restated Certificate of Designation of Series V Preferred Stock (30)
3.38	Certificate of Designation of Series W Preferred Stock (16)
3.39	Certificate of Amendment to Articles of Incorporation (29)
3.40	Certificate of Designation of Series X Preferred Stock (31)
3.41	Certificate of Designation of Series Y Preferred Stock (32)
3.42	Certificate of Designation of Series Z Preferred Stock (33)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act
21.1	Subsidiaries of the Registrant
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith Exhibits incorporated by reference are hyperlinked to their respective filings on the SEC’s EDGAR database.

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

Date: March 31, 2025	By:	/s/ T Riggs Eckelberry
T Riggs Eckelberry
Director and Chief Executive Officer

Date: March 31, 2025	By:	/s/ Prasad Tare
Prasad Tare
Chief Financial Officer

Date: March 31, 2025	By:	/s/ Anthony Fidaleo
Anthony Fidaleo
Director

Date: March 31, 2025	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: March 31, 2025	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

March 31, 2025

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$550,884	$488,830
Contracts receivable, net	2,503,416	1,509,506
Fair value investment in securities	31,646	36,166
Contract assets	1,246,080	455,102
TOTAL CURRENT ASSETS	4,332,026	2,489,604

Net property and equipment	55,869	146,736
NET PROPERTY AND EQUIPMENT	55,869	146,736
OTHER ASSETS
Security deposit	19,051	-
Investment in SPAC Common Stock	-	400,000
Receivable on sale of asset	-	99,000
ROU asset, net	580,393	-
Fair value investment-securities	3,200	3,200
Trademark	-	4,467
TOTAL OTHER ASSETS	602,644	506,667
TOTAL ASSETS	$4,990,539	$3,143,007
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other payable	$2,008,791	$1,982,693
Accrued expenses	5,501,360	2,877,673
Cumulative preferred stock dividends payable	589,768	523,403
Contract liabilities	4,111,797	1,346,366
Lease liability	96,113	-
Customer deposit	-	146,453
Warranty reserve	50,000	20,000
Line of credit	-	178,808
Secured loans payable	-	141,341
Loans payable, current	150,000	147,217
Related party loan	238,046
Tax liability 83 (b)	13,600	13,600
Derivative liabilities	14,651,326	7,742,759
Series F 8% Preferred Stock, 50 and 60 shares issued and outstanding, respectively	50,000	60,000
Series G 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively	25,000	25,000
Series I 8% Preferred Stock, 25 and 25 shares issued and outstanding, respectively	25,000	25,000
Series K 8% Preferred Stock, 297.15 and 307.15 shares issued and outstanding, respectively, respectively	297,150	307,150
Convertible secured promissory notes (Note 6)	21,363,639	16,729,089
Convertible promissory notes, net of discount of $0 and $0, respectively	597,944	2,472,944
TOTAL CURRENT LIABILTIES	49,769,534	34,739,496
Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	2,019,748	144,747
Lease liability, non-current	501,123	-
TOTAL LONG TERM LIABILITIES	2,520,871	144,747
TOTAL LIABILITIES	52,290,405	34,884,243
COMMITMENTS AND CONTINGENCIES (Note 13)
Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320.5 and 320.5 shares issued and outstanding, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively	1,007,500	1,007,500
Series O 8% Convertible Preferred Stock, 185 and 190 shares issued and outstanding, respectively	185,000	190,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding	30,000	30,000
Series Q 12% Convertible Preferred Stock, 410 and 420 shares issued and outstanding, respectively	410,000	420,000
Series R 12% Convertible Preferred Stock, 1,473 and 1,608 shares issued and outstanding, respectively	1,473,000	1,608,000
Series S 12% Convertible Preferred Stock, 110 and 120 shares issued and outstanding, respectively,	110,000	120,000
Series U Convertible Preferred Stock, 270 and 270 shares issued and outstanding, respectively	270,000	270,000
Series W 12% Convertible Preferred Stock, 696.50 and 886.5 shares issued and outstanding, respectively	696,500	886,500
Series Y Convertible Preferred Stock, 28.2 and 24.6 shares issued and outstanding, respectively	2,845,227	2,460,227
	7,557,722	7,522,722
SHAREHOLDERS’ DEFICIT
1,000 and 1,000 shares of Series C issued and outstanding, respectively	-	-
Preferred stock, $0.0001 par value, 650,000,000 shares authorized 31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Common stock, $0.0001 par value, 16,000,000,000 and 16,000,000,000 shares authorized 1,672,117,519 and 1,399,782,046 equity shares issued and outstanding, respectively	167,213	139,978
Subscription payable for purchase of equipment	-	100,000
Additional paid in capital - common stock	85,399,199	81,949,274
Noncontrolling interest	(3,033,244)	(2,239,493)
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(137,393,744)	(119,216,735)
TOTAL SHAREHOLDERS’ DEFICIT	(54,857,588)	(39,263,958)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,990,539	$3,143,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Twelve Months Ended
	2024	2023
Revenue	$5,541,635	$6,708,178
Cost of goods sold	4,568,923	6,081,683
Gross profit	972,712	626,495

Operating expenses
Selling and marketing expenses	2,834,900	2,564,800
General and administrative expenses	5,263,621	4,684,527
Total Operating expenses	8,098,521	7,249,327

Loss from Operations	(7,125,809)	(6,622,832)
OTHER INCOME (EXPENSE)
Other income	118,475	127,448
Impairment of receivable from SPAC	(2,350,366)	(4,029,985)
Gain on write off of loans payable	30,646	218,064
Unrealized loss on investment securities	(4,521)	9,842
Preferred stock incentive compensation	-	(576,618)
Conversion and settlement value added to note purchase agreements	(1,866,849)	(8,108,589)
Gain on redemption of common stock	1,861,728	7,499,390
(Loss) gain on net change in derivative liability and conversion of debt	(6,908,567)	1,836,145
Interest and dividend expense	(2,725,526)	(1,978,648)
TOTAL OTHER (EXPENSE)	(11,844,980)	(5,002,951)

Net loss	$(18,970,789)	$(11,625,783)
BASIC AND DILUTED loss per share from continuing operations	$(0.01)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,576,429,514	1,285,642,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Audited)

	TWELVE MONTHS ENDED DECEMBER 31, 2023
						Additional		Other
	Preferred stock		Mezzanine	Common stock		Paid-in-	Subscription	Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total

Balance at December 31, 2022	31,501,000	$3,150	$10,866,772	1,013,369,185	$101,337	$82,745,503	$100,000	$(132)	$-	$(108,966,645)	$(26,016,787)
Rounding					(2)	2					1
Common stock issued for cash per equity financing agreement	-	-	-	20,492,456	2,050	139,323	-	-	-	-	141,373
Common stock issued upon conversion of convertible promissory note	-	-	-	55,788,402	5,579	161,786	-	-	-	-	167,365
Common stock issued at fair value for services	-	-	-	80,519,927	8,052	774,553	-	-	-	-	782,605
Common stock issued for conversion of Series O Preferred stock	-	-	(40,000)	7,722,008	772	39,228	-	-	-	-	40,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(195,000)	50,340,392	5,034	189,966	-	-	-	-	195,000
Common stock issued for conversion of Series R Preferred stock	-	-	(1,120,000)	250,786,688	25,079	1,094,921	-	-	-	-	1,120,000
Common stock issued for conversion of Series S Preferred stock	-	-	(50,000)	8,864,250	886	49,114	-	-	-	-	50,000
Common stock issued for conversion of Series U Preferred stock	-	-	(115,000)	19,051,616	1,905	113,095	-	-	-	-	115,000
Common stock issued for conversion of Series W Preferred stock	-	-	(33,000)	7,559,934	756	32,244	-	-	-	-	33,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(1,901,500)	358,587,063	35,859	1,865,641	-	-	-	-	1,901,500
Common stock issued for conversion of Series Z Preferred stock	-	-	(250,000)	61,728,395	6,173	243,827	-	-	-	-	250,000
Common stock issued for Series O Preferred stock dividends	-	-	-	869,449	87	(87)	-	-	-	-	-
Common stock issued for conversion of settlement agreements	-	-	-	306,434,197	30,644	(30,644)	-	-	-	-	-
Common stock issued for alternative vesting	-	-	-	11,584,932	1,158	119,382	-	-	-	-	120,540
Redemption of common stock for note purchase agreements	-	-	-	(853,916,848)	(85,391)	(7,413,999)	-	-	-	-	(7,499,390)
Issuance of Series A and B Preferred stock granted to Series Y investors at fair value	-	-	-	-	-	1,423,341	-	-	(846,723)	-	576,618
Issuance of common shares for Reg A for cash	-	-	-	-	-	77,078	-	-	(17,078)	-	60,000
Issuance of Series Y Preferred stock through a private placement	-	-	635,450	-	-	-	-	-	-	-	-
Exchange of Series K Preferred stock for Series W Preferred stock	-	-	100,000	-	-	-		-	-	-	-
Exchange of Series R Preferred stock for WODI secured convertible note	-	-	(100,000)	-	-	-	-	-	-	-	-
Exchange of Series X Preferred stock for WODI secured convertible note	-	-	(250,000)	-	-	-	-	-	-	-	-
Return of investment for Series Y Preferred stock	-	-	(25,000)	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	325,000	-	-	-	-	325,000
Net Loss	-	-	-	-	-	-	-	-	(1,375,692)	(10,250,090)	(11,625,783)
Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)

	TWELVE MONTHS ENDED DECEMBER 31, 2024
	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription	Other Comprehensive	Noncontrolling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	loss	Interest	Deficit	Total
Balance at December 31, 2023	31,501,000	3,150	$7,522,722	1,399,782,046	139,978	81,949,274	100,000	(132)	(2,239,493)	(119,216,735)	(39,263,958)
Rounding	-	-	-	-	-	-	-	-	(1)		(1)
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(224,196,748)	(22,420)	(1,839,308)	-	-	-	-	(1,861,728)
Common stock issued for alternative vesting	-	-	-	20,937,829	2,094	167,503	-	-	-	-	169,597
Common stock issued for preferred stock conversion incentive	-	-	-	122,213,744	12,221	1,253,602	-	-	-	-	1,265,823
Common stock issued for conversion of Series O Preferred stock	-	-	(5,000)	965,252	97	4,903	-	-	-	-	5,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000
Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000
Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000
Common stock issued for conversion of Series W Preferred stock	-	-	(200,000)	41,715,134	4,172	195,828	-	-	-	-	200,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(722,000)	169,223,463	16,922	705,078	-	-	-	-	722,000
Common stock issued at fair value for services	-	-	-	94,777,534	9,478	661,805	-	-	-	-	671,283
Common stock issued for Series O Preferred stock dividends	-	-	-	1,405,307	141	(141)	-	-	-	-	-
Common stock issued through a Reg A to investors for cash	-	-	-	7,948,000	795	75,660	-	-	-	-	76,455
Issuances of Series Y Preferred stock through private placement	-	-	1,107,000	-	-	-	-	-	-	-	-
Exchange of Series F Preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Cancellation of subscription payable							(100,000)				(100,000)
Common stock issued through a Reg D to investors for cash						1,262,500					1,262,500
Issuance of warrants	-	-	-	-	-	801,230	-	-	-	-	801,230
Net Loss	-	-	-	-	-	-	-	-	(793,750)	(18,177,039)	(18,970,789)
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	$85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)

The accompany notes are an integral part of these unaudited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Year Ended
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,970,789)	$(11,625,783)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,037	30,333
Common and preferred stock issued for services	238,669	314,846
Common and preferred stock issued , related party	432,613	588,299
Loss (gain) on net change in valuation of derivative liability	6,908,567	(1,836,145)
Impairment of SPAC common stock	400,000
Stock based compensation expense, related party	169,597	-
Stock-based compensation expense	1,265,823
Loss on write off of investment	25,000	-
Preferred stock incentive compensation expense	-	576,618
Debt discount recognized as interest expense	149,822	59,900
Net unrealized (gain) loss on fair value of securities	4,521	(9,842)
Impairment of receivable from SPAC	2,350,366	4,029,985
Conversion and settlement value loss on WODI	1,866,849	8,108,589
Gain on redemption of common stock	(1,861,728)	(7,499,390)
Gain on write off of payable	(30,646)	(218,064)
Loss on sale of asset	15,134	-
Impairment of asset	4,467	-
Change in Assets (Increase) Decrease in:
Contracts receivable	(993,910)	969,619
Contract asset	(790,978)	1,024,389
Right of use asset	46,681	-
Prepaid expenses and other assets	-	25,000
Security deposit	(19,051)	-
Change in Liabilities Increase (Decrease) in:
Accounts payable	26,098	(1,784,052)
Lease liability	(29,838)	-
Accrued expenses	2,496,845	1,320,131
Contract liabilities	2,765,431	413,909
Customer deposit	(146,453)	-
Warranty reserve	30,000	-
Tax liability 83(b)	-	(2,000)
Net cash used in operating activities	(3,565,872)	(5,513,658)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of SPAC notes payable	(2,350,366)	(4,029,985)
Paid for investments	(25,000)	-
Payments received on long term asset	99,000	301,000
Purchase of fixed assets	(13,500)	(18,000)
Net cash used in investing activities	(2,289,866)	(3,746,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable, SBA	(2,682)	(2,573)
Proceeds from line of credit	-	345,875
Payments on line of credit	(178,808)	(167,067)
Proceeds from loans, merchant cash advance	224,570	90,000
Payments on loans, merchant cash advance	(444,585)	(39,205)
Proceeds from loans, related party	298,000	-
Payments on loans, related party	(59,954)	-
Equity financing through the purchase of common shares	-	141,373
Net payments on cumulative preferred stock dividends	66,365	107,806
Proceeds from convertible secured promissory notes	2,767,701	6,923,000
Common stock issued for Reg A cash	76,455	60,000
Common stock issued for Reg D cash	1,262,500	-
Proceeds from issuance of warrants	801,230	325,000
Net proceeds for issuance of preferred stock for cash - mezzanine classification	1,107,000	610,450
Net cash provided by financing activities	5,917,792	8,394,659

NET DECREASE IN CASH AND CASH EQUIVALENTS	62,054	(865,984)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	488,830	1,354,814
CASH AND CASH EQUIVALAENTS END OF PERIOD	$550,884	$488,830

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$56,428	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Common stock issued at fair value for conversion of debt, plus accrued interest, and other fees	$-	$167,365
Issuance of Series O dividends	$141	$87
Preferred stock converted to common stock - mezzanine	$1,092,000	$3,704,500
Exchange of Series R Preferred Stock for WODI secured convertible note	$-	$100,000
Exchange from liability to mezzanine	$20,000	$-
Common stock issued as settlement	$12,221	$30,644
Exchange of Series X Preferred Stock for WODI secured convertible note	$-	$250,000
Cancellation of stock payable	$100,000	$-
Adoption of ASC 842	$627,074	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

(Audited)

1.	Organization and line of business

Organization

OriginClear, Inc. (the “Company”), incorporated in Nevada on June 1, 2007, focuses on developing innovative solutions in the water industry. The Company’s principal office is located at 13575 58th Street North, Suite 200, Clearwater, FL 33760.

Subsidiaries and Key Developments

Progressive Water Treatment, Inc. (“PWT”), acquired on October 1, 2015, specializes in engineered water treatment solutions and is a key revenue contributor. Modular Water Systems (“MWS”), launched in 2018, designs modular water wastewater treatment systems for decentralized applications and holds exclusive rights to five patents. Water on Demand, Inc. (“WODI”) formed in 2022, integrates multiple divisions to offer Design-Build-Own-Operate (DBOO) water services, focusing on pay-per-gallon water treatment solutions.

Line of Business

OriginClear’s mission is to develop businesses that address industrial water challenges. As the Clean Water Innovation Hub ™, we operate through: PWT, which provides custom-engineered water treatment solutions. MWS, which develops proprietary modular water treatment solutions. WODI, a development-stage business offering outsourced water treatment services under a DBOO model.

On April 13, 2022, the Board of Directors approved the spin off its WOD business into a wholly owned subsidiary, WODI. WODI manages project selection, qualification, financing and long-term management of DBOO service contracts, including assets, contracts, clients, investors, and strategic partners.

Going Concern

The consolidated financial statements are prepared on a going concern assuming continuing operations. However, due to recurring losses and limited cash resources, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.

To address this, management is actively seeking funding through convertible notes and preferred stock offerings while leveraging revenues from existing purchase orders and outstanding invoices. While management believes these efforts will support operations, there is no assurance that financing will be available or sufficient. Future financing may involve restrictive covenants or result in shareholder dilution.

2.	Summary of significant accounting policies

This summary provides clarity on the preparation and presentation of the Company’s consolidated financial statements. Management is responsible for their accuracy, integrity, and objectivity. The accounting policies comply with generally accepted accounting principles in the United States of America (“GAAP”) and are applied consistently.

Principles of consolidation

The consolidated financial statements include the accounts of OriginClear, Inc. and its subsidiaries: WODI, PWT, MWS, Water on Demand #1., and OriginClear Technologies, Ltd. All material intercompany transactions and balances are eliminated in consolidation.

Cash and cash equivalents

The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents.

Concentration risk

Cash balances may, at times, exceed Federal Deposit Insurance Company (FDIC) limits. As of December 31, 2024, the Company held a cash balance of $550,884, with $500,440 in one bank, exceeding the FDIC-insured limit of $250,000 per insured bank. Accordingly, $250,440 of the balance was uninsured. The Company has not experienced any losses on uninsured cash balances and considers the credit risk to be minimal.

Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Significant estimates include impairment and valuation of long-lived assets, revenue recognition on percentage-of-completion contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, derivative liabilities and conversion features, fair value of investments, non-cash stock issuances, and valuation allowances on deferred tax assets. These estimates are based on historical data and reasonable assumptions. Actual results may differ under different conditions.

Net earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share adjusts the denominator to include the effect of potentially dilutive securities such as stock options, warrants, or convertible instruments, if their inclusion is dilutive.

For the years ended December 31, 2024, and 2023, diluted earnings per share was the same as basic loss per share, as the inclusion of potential common shares would have been anti-dilutive due to the Company’s net loss.

Loss per share

	For the Twelve Months Ended December 31,
	2024	2023
Loss to common shareholders (Numerator)- continuing operations	$(18,970,789)	$(11,625,783)
Basic and diluted weighted average number of common shares outstanding (Denominator)	1,576,429,514	1,285,642,179

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
December 31, 2024
Warrant shares	79,142,589
Convertible Preferred Stock	31,544,033	4,597,067,267

Convertible Notes		12,927,592,984
December 31, 2023
Warrant shares	64,402,589
Convertible Preferred Stock	31,544,379	1,223,483,825
Convertible Notes		704,943,029

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to the customer, which occurs either at a point in time or over time, depending on the nature of the performance obligations in the contract. For product sales, revenue is recognized at the time of shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. For construction contracts, revenues and related costs are recognized as performance obligations are satisfied over time. Under ASC 606, revenue and associated profit are recognized as the customer obtains control of the goods and services promised in the contract.

All un-allocable indirect costs and corporate general and administrative expenses are charged to operations as incurred. If a loss on a contract is anticipated, it is recognized immediately in the period when the loss is determined. Revisions to cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts supporting such revisions become known. These adjustments may arise from changes in job performance, job conditions, estimated profitability, contract penalty provisions, or final contract settlements.

Contract receivables are recorded for amounts currently due based on progress billings, as well as retention amounts collectible upon completion of the contract. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based on work completed or materials received, including retention amounts payable upon contract completion. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

Contract receivables

The Company bills customers progressively as work is completed per contractual agreements. Credit is extended based on financial evaluations, with no collateral required. The Company maintains an allowance for doubtful accounts based on past-due receivables reviewed monthly. An allowance is recorded when collection is unlikely.

As of December 31, 2024, and 2023, the allowance for doubtful accounts was $0 and $379,335, respectively. The net contract receivable balance was $2,503,416 and $1,509,506 as of December 31, 2024, and 2023, respectively.

Indefinite lived intangibles and goodwill

The Company accounts for business combinations under ASC 805, Business Combinations, using the acquisition method. The purchase price is allocated to tangible and identified intangible assets and liabilities based on estimated fair values. Adjustments to these allocations may occur within one year of acquisition if new information arises. Goodwill is recorded for any excess purchase price over the fair value of net assets acquired.

Indefinite-lived intangibles and goodwill are tested for impairment annually in Q4 or whenever indicators suggest the carrying amount may not be recoverable. During 2024, the Company determined that the OriginOil Trademark, initially recorded as an indefinite-lived intangible, was no longer in use and had been formally abandoned. As a result, a full impairment charge of $4,467 was recognized, removing the asset from the balance sheet.

As of December 31, 2024, and 2023, after considering the impairment of the OriginOil Trademark, the Company performed a qualitative assessment of remaining indefinite-lived intangibles and goodwill and concluded no further impairment was necessary for either year.

Prepaid expenses

The Company records advance payments for goods and services as prepaid expenses, initially recognizing them as assets with future economic benefits. These amounts are expensed when the benefits are realized. As of December 31, 2024, and 2023, the prepaid expenses balance was $0.

Advertising costs

Advertising and promotional expenses are recognized as incurred. Advertising costs for the years ended December 31, 2024, and 2023, were $274,680 and $201,323, respectively.

Property and Equipment

Property and equipment are recorded at cost. Gains or losses on disposals are recognized upon removal of the asset and its accumulated depreciation. Maintenance and repair costs are expensed as incurred, while additions and improvements are capitalized. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	3-7 years
Computer software	3 years
Vehicles	3-6 years
Leasehold improvements	2-5 years or lease term

	December 31, 2024	December 31, 2023
Machinery and equipment	$148,131	$383,569
Leasehold improvements	85,348	26,725
Computer equipment and software	66,491	66,493
Vehicles	64,277	64,276
Demo Units	36,139	36,139
Furniture and fixtures	27,452	29,810
Gross property and equipment	427,838	607,012
Less accumulated depreciation	(371,969)	(460,276)
Net property and equipment	$55,869	$146,736

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment indicators are present, recovery is assessed in accordance with GAAP.

Depreciation is recorded using the straight-line method over the asset’s estimated useful life. Depreciation expense for the years ended December 31, 2024, and 2023, was $34,356 and $30,333, respectively.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. At lease inception, the Company determines whether an arrangement contains a lease. Operating leases are recorded as Right-of-Use (ROU) assets, current lease liabilities, and non-current lease liabilities on the balance sheet.

ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities reflect the obligation to make lease payments. These amounts are recognized at lease commencement, measured at the present value of lease payments using the incremental borrowing rate, as the implicit rate is not readily determinable.

Lease expense is recognized on a straight-line basis over the lease term. Short-term leases (12 months or less) are not recorded as ROU assets or lease liabilities, provided no purchase option is reasonably certain to be exercised. Certain leases contain variable payments (e.g., inflation adjustments, usage-based costs), which are expensed as incurred and not included in the initial lease liability measurement.

Further details on leases, including future payments, and liabilities, are provided in Footnote 3 - Leases.

Assets Held for Sale

As of December 31, 2022, the Company held real property for sale, initially recorded at $514,000. Following an evaluation of market conditions, the carrying amount was adjusted to $400,000, resulting in an impairment charge of $114,000.

In January 2023, the Company accepted a $400,000 offer for the property. On April 8, 2023, the sale was finalized with payment terms of $235,000 upfront and $165,000 payable in fifteen monthly installments of $11,000 each. The initial payment was received by SMS Argentina (“SMS”), acting as the Company’s Power of Attorney for the property. Taxes and closing fees totaling $65,493 were remitted to the Federal Administration of Public Income (“AFIP”) in Argentina, leaving net proceeds of $164,935, which were received by the Company on June 21, 2023.

As of June 30, 2023, a receivable of $169,572 was recorded for the remaining balance. Between July 1, 2023, and December 31, 2024, additional payments totaling $169,572 were received, resulting in a $0 remaining receivable balance as of December 31, 2024.

Stock-Based Compensation

The Company issues stock options and warrants to employees and non-employees as compensation for services and financing costs.

For employees, stock-based compensation is recognized in accordance with FASB guidance, measured on the grant date and expensed over the vesting period.

For non-employees, stock-based compensation follows FASB guidance, with valuation determined on the measurement date, which is either when a performance commitment is reached or when performance is completed. Non-employee stock-based compensation is generally amortized on a straight-line basis over the vesting period. If no future performance is required, the option grants vest immediately, and the full expense is recorded in the period of measurement.

Commitments and Contingencies

During the current fiscal year, the Company identified a customer deposit liability of $113,950 related to Shell Oil, originating prior to the 2015 acquisition of PWT. Upon detailed review, the Company determined that the liability lacked sufficient supporting documentation, including the absence of contract, correspondence, or payment history that could substantiate the obligation. Furthermore, no claims or inquiries from Shell Oil or related party have been received in the intervening years since the acquisition. Based on this lack of evidence and passage of time, the Company concluded that the liability is no longer legally or contractually enforceable. Consequently, the Company derecognized the liability, recording a corresponding gain in Other income for the year ended December 31, 2024.

Additionally, the Company identified a misstatement in fixed assets related to Machinery and Equipment sold to Dwight Barber, later resold to Ryan Kooistra, but still reflected on the balance sheet. After review, the asset was derecognized, and a $101,333 loss was recorded under Other expenses for the year ended December 31, 2024.

Furthermore, the Company identified an unlocated fixed asset under a capital lease with LEAF, initially recorded on January 1, 2018. After an asset verification process, the equipment was determined to be no longer in possession or use. As a result, the Company derecognized the asset, removing the $45,440 original cost and $31,808 accumulated depreciation. The remaining net book value of $13,632 was recorded as a loss in the consolidated financial statements for the year ended December 31, 2024.

Accounting for Derivatives

The Company evaluates all financial instruments for derivative features. Derivative liabilities are initially recorded at fair value and revalued at each reporting date, with changes recognized in the statements of operations.

For stock-based derivatives, the Company uses a probability-weighted binomial lattice option pricing model to determine fair value at inception and subsequent valuation dates.

Classification as liability or equity is reassessed at each reporting period, with liabilities classified as current or non-current based on expected settlement within 12 months.

Fair Value of Financial Instruments

The Company discloses fair values of financial instruments where practicable. As of December 31, 2024, the reported balances for cash, contract receivables, costs in excess of billings, prepaid expenses, accounts payable, billings in excess of costs, and accrued expenses approximate fair value due to their short maturities.

The Company applies ASC Topic 820, Fair Value Measurement, which defines fair value as the price in an orderly transaction between market participants at the measurement date. ASC 820 establishes a hierarchy prioritizing valuation inputs:

●	Level 1, Observable inputs such as quoted prices for identical instruments in active markets.

●	Level 2, Inputs other than quoted prices in active markets, including quoted prices for similar assets in less active markets.

●	Level 3, Unobservable inputs requiring significant assumptions.

As of December 31, 2024, the Company held an investment in Water Technologies International Inc. (“WTII”), classified as a Level 1 equity security measured at fair value. The fair value of the investment was $31,646, based on quoted market price of $0.0007 per share as of the reporting date.

Although classified as Level 1, the Company notes that WTII shares trade at a sub-penny level with low market capitalization and thin trading volume, which may limit liquidity and increase price volatility. Additionally, while WTII has made recent SEC filings, prior delays in regulatory compliance could impact market confidence and trading activity.

The Company monitors the fair value classification and will reassess if circumstances warrant a change in classification or impairment recognition. As of December 31, 2024, no impairment was recorded, as the investment remains actively traded with a quoted market price.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and their classification within the fair value hierarchy as of December 31, 2024, and 2023.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2024	$34,846	$34,846	$-	$-
Investment at fair value-securities, December 31, 2023	$39,366	$39,366	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2024	$14,651,326	$-	$-	$14,651,326
Derivative Liability, December 31, 2023	$7,742,759	$-	$-	$7,742,759

As of December 31, 2024, the derivative liabilities on the Company’s balance sheet consist of $14,551,132 related to convertible notes outstanding and $100,194 related to warrants outstanding. These liabilities are measured and recorded at fair value in accordance with ASC Topic 820, with changes in fair value recognized in the statements of operations.

The following table presents the reconciliation of the derivative liability measured at fair value using level 3 inputs for the year ended December 31, 2024:

Balance as of January 1, 2024	$7,742,759
Net gain on conversion of debt and change in derivative liabilities	6,908,567
Balance as of December 31, 2024	$14,651,326

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2024	12/31/2023
Risk free interest rate	4.07% – 5.01%	3.88% – 4.79%
Stock volatility factor	101.9% – 218.8%	132% – 166%
Weighted average expected option life	.5 – 4.5 yrs	.5 – 5 yrs
Expected dividend yield	None	None

Segment Reporting

The Company has determined that it operates as a single reporting unit under ASC 280, Segment Reporting.While the Company the monitors the performance of three distinct operating segments– PWT, MWS and WODI – these segments share common economic characteristics, products and services, and customers. As a result, they are aggregated into a single reportable unit for financial purposes.

The Company’s CEO serves as the Chief Operating Decision Maker (“CODM”) and regularly reviews financial results to assess performance and allocate resources across the operating segments.

Marketable Securities

The Company follows ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, investments not accounted for under the equity method or resulting in consolidation are measured at fair value, with changes recognized in net income.

The standard requires the use of the exit price notion for fair value measurements and mandates separate presentation of financial assets and liabilities by measurement category and form. It also eliminates the requirement to disclose methods and significant assumptions used for financial instruments measured at amortized cost.

The Company classifies its investment in Water Technologies International, Inc. as available-for-sale securities, with unrealized gains recognized in net income.

Licensing agreement

The Company evaluated its licensing agreement under ASU 606 to determine revenue recognition timing. The licensing of intellectual property (IP) is distinct from non-license goods or services, possessing significant standalone functionality that provides value to a customer. Since this functionality will not change due to the licensor’s activities during the license period, revenue is generally recognized upon delivery of the license.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation due to the removal of discontinued operations. These reclassifications ensure consistency and comparability across periods. Importantly, these adjustments had no material effect on the previously reported financial position, results of operations, or cash flows.

This update aligns with the changes in financial statement presentation resulting from exclusion of discontinued operations in the current year’s reporting.

Work-in-Process

The Company records work-in-process as an asset, representing accumulated costs for ongoing projects expected to be delivered to customers. These costs include materials and direct labor associated with the construction of equipment intended for sale.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 820); which enhances annual and interim segment disclosures. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The Company has disclosed the title and role of the CODM, the nature of financial information reviewed by the CODM, and the basis for aggregating operating segments into a single reporting segment. See Footnote 14 – Segment Reporting, for further information.

3.	Leases

The Company leases a production facility at 5225 W Houston Sherman, Texas, under a non-cancelable operating lease classified in accordance with ASC 842, Leases. The lease commenced on July 1, 2024, with a 61-month term. Under a Triple Net (NNN) arrangement, the Company is responsible for property taxes, insurance and maintenance costs.

Right-of-Use (ROU) Asset and Lease Liability

At lease commencement, the Company recorded a ROU asset and corresponding lease liability, both measured at the present value of lease payments over the lease term, discounted at an incremental borrowing rate of 11.84%.

The ROU asset is amortized on a straight-line basis over the lease term, while the lease liability is reduced using the effective interest method, with each lease payment allocated between interest expense and principal reduction.

Lease balances as of December 31, 2024

The components of lease-related assets and liabilities as of December 31, 2024:

Description	Amount
Right of Use Asset, net	$580,393
Lease liability - current portion	96,113
Lease liability - non-current portion	501,123
Total lease liability	$597,236

Lease Expense

For the year ended December 31, 2024, the Company recognized lease-related expenses in COGS, as the leased facility is directly related to production:

●	Amortization of ROU Asset $46,681

●	Interest expense on Lease Liability $36,724

Future Minimum Lease Payments

Future minimum lease payments as of December 31, 2024, are as follows:

Period	Amount
Year 1	$161,791
Year 2	166,602
Year 3	171,465
Year 4	176,666
Year 5 and thereafter	104,867
Total Lease Payments	$781,391
Less: Present Value Discount	(184,155)
Total Lease Liability	$597,236

Other Lease Disclosures

The Company has no significant options to extend or terminate the lease beyond its contractual terms. The lease agreement does not include any purchase options or residual value guarantees.

4.	Equity

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to the CEO in exchange for his continued employment with the Company. The Series C preferred stock does not carry any dividend or liquidation preference rights and is not convertible into common stock. The holder of Series C preferred stock is entitled to 51% of the total voting power of the Company’s stockholders. The purchase price was $0.0001 per share, for a total of $0.10 for 1,000 shares. As of December 31, 2024, 1,000 shares of Series C preferred stock were issued and outstanding.

Series D-1

On April 13, 2018, the Company designated 50,000,000 shares of its authorized preferred stock as Series D-1 preferred stock. Series D-1 preferred stock does not entitle holders to dividends or a liquidation preference. Each share is convertible into 0.0005 of one share of common stock, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days’ written notice by the holder.

As of December 31, 2024, 31,500,000 shares of Series D-1 preferred stock were issued and outstanding.

Series F

On August 14, 2018, the Company designated 6,000 shares as Series F preferred stock. Each share has a stated value of $1,000 and entitles the holder to quarterly cumulative dividends at an annual rate of 8% of the stated value. Series F preferred stock carries a liquidation preference equal to the stated value plus accrued but unpaid dividends and is not convertible into common stock. The Company has the right to redeem Series F shares at any time but was required to redeem all shares by September 1, 2020.

During the year ending December 31, 2024, the Company exchanged 10 shares of Series F Preferred Stock for 10 shares of Series Q Preferred Stock.

As of December 31, 2024, 50 shares of Series F preferred stock remained issued and outstanding, which the Company was required to redeem, and the Company is in default for an aggregate redemption price of $50,000.

Series G

On January 16, 2019, the Company designated 6,000 shares as Series G preferred stock, each with a stated value of $1,000. Holders are entitled to cumulative dividends at an annual rate of 8% of the stated value, payable quarterly. Series G preferred stock is not convertible into common stock and carries no voting rights, except as required by law. The Company was required to redeem Series G shares by April 30, 2021.

As of December 31, 2024, 25 shares of Series G preferred stock were issued and outstanding, which the Company was required to redeem, and the Company is in default for an aggregate redemption price of $25,000.

Series I

On April 3, 2019, the Company designated 4,000 shares of preferred stock as Series I, with a stated value of $1,000 per share. Series I holders are entitled to cumulative dividends at an annual rate of 8%, payable quarterly. Series I do not carry voting rights and is not convertible into common stock. The Company was required to redeem all Series I shares between May 2, 2021, and June 10, 2021.

As of December 31, 2024, 25 shares of Series I preferred stock remained issued and outstanding. The Company is in default for an aggregate redemption price of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. Each share has a stated value of $1,000, and holders are entitled to dividends on an as-converted basis with the Company’s common stock. Series J is convertible into common stock under its Certificate of Designation, which includes provisions for make-good shares for prior investors.

As of December 31, 2024, 210 shares of Series J preferred stock were issued and outstanding.

Series K

On June 3, 2019, the Company designated 4,000 shares as Series K preferred stock, each with a stated value of $1,000. Series K holders are entitled to cumulative dividends at an annual rate of 8%, payable quarterly. Series K is not convertible into common stock and does not carry voting rights. The Company was required to redeem Series K shares between August 5, 2021, and April 24, 2022.

During the year ended December 31, 2024, the Company exchanged 10 shares of Series K preferred stock for 10 shares of Series W preferred stock. The exchange was executed at par value in accordance with the terms of the respective designations, and no gain or loss was recognized in the consolidated financial statements.

As of December 31, 2024, 297.15 shares of Series K preferred stock remained issued and outstanding. The Company is in default for an aggregate redemption price of $297,150.

Series L

On June 3, 2019, the Company designated 100,000 shares of preferred stock as Series L. The Series L preferred stock has a stated value of $1,000 per share, and holders are entitled to dividends on an as-converted basis with the Company’s common stock. The Series L preferred stock is convertible into common stock under its Certificate of Designation, which includes provisions for make-good shares for prior investors.

As of December 31, 2024, 320.5 shares of Series L preferred stock were issued and outstanding.

Series M

On July 1, 2020, the Company designated 800,000 shares of preferred stock as Series M, with a stated value of $25 per share. Holders are entitled to annual cumulative dividends at a rate of 10%, payable monthly in preference to any payment on common stock. Series M has a liquidation preference equal to $25 per share plus any declared but unpaid dividends. Series M does not carry voting rights, except as required by law, and is not convertible into common stock. The Company may, at its discretion, redeem Series M shares at $37.50 per share (150% of stated value) plus any accrued but unpaid dividends.

As of December 31, 2024, 40,300 shares of Series M preferred stock issued and outstanding.

Series O

On April 27, 2020, the Company designated 2,000 shares of preferred stock as Series O, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an annual rate of 8% in cash and 4% in shares of common stock, payable quarterly. Series O has a liquidation preference equal to the stated value plus accrued but unpaid dividends and is convertible into common stock based on 200% of the stated value divided by the conversion price. Conversion is subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. The Company may redeem Series O shares at the stated value plus accrued dividends.

During 2024, the Company issued 965,252 shares of common stock upon conversion of 5 shares of Series O preferred stock and 1,405,307 shares as 4% annualized dividends. The conversions were executed in accordance with the terms of the COD, and no gain or loss was recognized in the consolidated financial statements.

As of December 31, 2024, 185 shares of Series O preferred stock were issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P, with a stated value of $1,000 per share. Holders are entitled to dividends on an as-converted basis with the Company’s common stock. Series P is convertible into common stock under its Certificate of Designation, and conversion is subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. Series P shares participate in liquidation payments on an as-converted basis. Series P does not carry preemptive or subscription rights and votes on an as-converted basis with common stock

As of December 31, 2024, 30 shares of Series P preferred stock were issued and outstanding.

Series Q

On August 21, 2020, the Company designated 2,000 shares of preferred stock as Series Q, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an annual rate of 12% in cash, payable quarterly. Series Q has a liquidation preference equal to the stated value plus accrued but unpaid dividends and is convertible into common stock based on 200% of the stated value divided by the conversion price, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. The Company may redeem Series Q shares at the stated value plus accrued dividends.

During 2024, the Company issued 4,576,458 shares of common stock upon conversion of 20 shares of Series Q preferred stock.

As of December 31, 2024, 410 shares of Series Q preferred stock were issued and outstanding.

Series R

On November 16, 2020, the Company designated 5,000 shares of preferred stock as Series R, with a stated value of $1,000 per share. Holders are entitled to cumulative dividends at an annual rate of 12% in cash, payable quarterly. Series R has no voting rights, except as required by law, and is convertible into common stock based on 200% of the stated value divided by the conversion price, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. The Company may redeem Series R shares either in cash or common stock.

During 2024, the Company issued 30,496,772 shares of common stock upon conversion of 135 shares of Series R preferred stock. The conversions were completed in accordance with the terms of the COD, and no gain or loss was recognized in the consolidated financial statements.

As of December 31, 2024, 1,473 shares of Series R preferred stock were issued and outstanding.

Series S

On February 5, 2021, the Company designated 430 shares of preferred stock as Series S. The Series S has a stated value of $1,000 per share, and holders are entitled to cumulative dividends at an annual rate of 12%, payable quarterly. Series S does not carry voting rights except as required by law. It is convertible into common stock by dividing 200% of the stated value by the conversion price, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. The Company may redeem Series S shares at any time at the stated value plus accrued dividends.

During 2024, the Company issued 2,272,728 shares of common stock upon conversion of 10 shares of Series S preferred stock. These shares were issued in accordance with the terms of the COD, and no gain or loss was recognized in the consolidated financial statements.

As of December 31, 2024, 110 shares of Series S preferred stock were issued and outstanding.

Series U

On May 26, 2021, the Company designated 5,000 shares of preferred stock as Series U, with a stated value of $1,000 per share. Series U does not entitle holders to dividends or voting rights except as required by law. It is convertible into common stock by dividing 150% of the stated value by the conversion price, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. The Company may redeem Series U shares in cash or common stock.

As of December 31, 2024, 270 shares of Series U preferred stock were issued and outstanding.

Series W

On April 28, 2021, the Company designated 3,390 shares of preferred stock as Series W, with a stated value of $1,000 per share. Series W holders are entitled to cumulative dividends at an annual rate of 12%, payable quarterly. It is convertible into common stock by dividing 200% of the stated value by the conversion price, subject to a beneficial ownership limitation of 4.99%. The Company may redeem Series W shares at any time at the stated value plus accrued dividends.

During 2024, the Company issued 41,715,134 shares of common stock upon conversion of 200 shares of Series W preferred stock. These shares were issued in accordance with the terms of the COD, and no gain or loss was recognized in the consolidated financial statements

As of December 31, 2024, 696.50 shares of Series W preferred stock were issued and outstanding. These shares were issued in accordance with the terms of the COD, and no gain or loss was recognized in the consolidated financial statements.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X, with a stated value of $10,000 per share. Series X did not entitle holders to dividends or voting rights except as required by law. It was convertible into common stock based on the subscription agreement terms. Holders had the right to redeem Series X shares for cash or common stock.

As of December 31, 2024, no shares of Series X preferred stock were issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y, with an original issue price of $100,000 per share. Holders are entitled to annual distributions of up to 25% of net profits from designated subsidiaries, payable within three months of year-end. Series Y is convertible into common stock, subject to a 4.99% beneficial ownership limitation.

During the year ended December 31, 2024, the Company raised $1,107,000 in gross proceeds from a private placement of Series Y preferred stock.

As of December 31, 2024, 28.2 shares of Series Y preferred stock were issued and outstanding.

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z, with an original issue price of $10,000 per share. Series Z does not entitle holders to dividends or voting rights except as required by law. It is convertible into common stock, subject to a 4.99% beneficial ownership limitation.

As of December 31, 2024, no shares of Series Z preferred stock were issued and outstanding.

During the year ended December 31, 2024, the Company converted an aggregate of 387 shares of preferred stock- comprised of 135 shares of Series R, 5 shares of Series 0, 20 shares of Series Q, 10 shares of Series S, 200 shares of Series W, and 7.22 shares of Series Y – into a total of 249,249,807 shares of common stock. These conversions were made in accordance with the terms of each respective COD, and no gain or loss was recognized in the consolidated financial statements. s.

The shares were issued at prices ranging from $0.0022 to $0.0100 per share, with a total value of $1,092,000. Additionally, the Company issued shares of common stock under settlement agreements with certain WODI convertible secured promissory note holders.

The Series J, Series L, Series M, Series O, Series P, Series Q, Series R, Series S, Series U, Series W, Series X, Series Y, and Series Z preferred stock are classified outside of permanent equity. This classification is due to the terms of conversion, which are based on a market component or the stated value of the preferred stock.

WODI Preferred Stock

On April 22, 2022, WODI designated 50,000,000 shares of authorized Preferred Stock with a par value of $0.0001 per share. As a result of WODI’s merger with PWT on September 21, 2023, the number of authorized shares of preferred stock increased to 100,000,000 shares with the same par value of $0.0001 per share.

Series A

On October 13, 2022, WODI designated 1,000,000 shares of its authorized preferred stock as Series A preferred stock. These shares were reserved for issuance to holders of the parent Company’s Series Y preferred stock at a ratio of 500:1. Holders of Series A preferred shares are not entitled to dividends and do not have voting rights until the shares are converted into common stock. Each share of Series A preferred stock is convertible at any time at a conversion ratio of 50:1 or at a rate determined by the Board, provided that the total number of Series A preferred shares, on a converted basis, must not fall below ten percent (10%) of the total authorized shares of common stock (on a fully diluted basis). This dilution floor is based on an anticipated sale of $20,000,000 in Series Y shares and is adjusted proportionately to reflect the actual number of Series Y shares sold.

On November 7, 2022, WODI filed an Amended and Restated Certificate of Incorporation, which included a 20:1 reverse stock split affecting both the common shares and Series A preferred shares.

Valuation

The Series A preferred shares were valued by an independent valuation expert using a PWERM, supported by an underlying DCF analysis. The valuation incorporated key parameters including settlement options, valuation timing, and business fundamentals.

The analysis considered two settlement options: the occurrence of a merger with the SPAC and the likelihood that the merger would not take place. Three valuation tranches were assessed, corresponding to the timing of major issuances of Series A shares. The SPAC offer value was based on management’s representations of the terms under negotiation at the time of issuance.

The base value of WODI was determined using a market analysis conducted during the Regulation A offering implementation. In Q3 2023, an increase in base value was recognized to reflect the fair value of MWS assets contributed to the business and the merger with PWT.

Additionally, Additionally, the valuation incorporated the expected timing of settlement or conversion events for Series A shares under both settlement options. Considerations also included the anticipated issuance of Series Y shares and the impact of outstanding convertible debt as of the settlement date.

Based on these parameters, the fair value of Series A preferred shares at various valuation dates was determined as follows:

Valuation Date	Fair Value of shares
12/28/2022	$56.68
02/08/2023	$106.67
06/15/2023	$266.73
08/21/2023	$54.58

For the year ended December 31, 2024, an aggregate expense of $0 was recorded as preferred stock incentive compensation in the consolidated financial statements.

Following WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series A preferred shares were fully converted into WODI common stock in accordance with the terms of the agreement. The conversion resulted in no gain or loss. As of December 31, 2024, there were no Series A preferred shares issued and outstanding.

Series B

On April 28, 2023, WODI designated 1,000,000 shares of its authorized preferred stock as Series B preferred stock. The Series B preferred shares had an initial issuance value of $5.00 per share and were reserved for issuance to holders of the parent company’s Series X preferred stock, as well as for direct issuances at the discretion of WODI’s Board of Directors. Series B preferred shares do not entitle holders to dividends or voting rights until the shares are converted into common stock. Each share of Series B preferred stock is convertible at any time on a 1:1 basis as per the terms of the Series B Certificate of Designation. However, the total number of Series B shares, on a converted basis, cannot fall below 2.5% of WODI’s total authorized shares of common stock (on a fully diluted basis), based on an anticipated issuance of $5,000,000 in Series B shares. This dilution floor is proportionally adjusted based on the actual number of Series B shares issued.

During the year ended December 31, 2023, WODI issued shares of Series B preferred stock at a par value of $0.0001 to certain holders of the parent company’s Series X preferred stock and holders of WODI Note Purchase Agreements.

Valuation

The Series B preferred shares were valued by an independent valuation expert using a PWERM, supported by an underlying DCF analysis. The valuation incorporated key parameters, including settlement options, business fundamentals, and financial projections.

The analysis considered two settlement scenarios: the completion of a merger with the SPAC and the likelihood that the merger would not occur. The SPAC offer value was based on management’s representations of the terms under negotiation at the time of issuance.

The base value of WODI was determined using a market analysis conducted during the Regulation A offering implementation. In Q3 2023, the Company recognized an increase in base value to reflect the fair value of MWS assets contributed to the business and the merger with PWT.

Additionally, the valuation factored in the expected timing of settlement or conversion events for Series B shares under both settlement options. Considerations also included the anticipated issuance of Series Y shares and outstanding convertible debt at the time of settlement.

Based on these factors, the fair value of Series B preferred shares at key valuation dates was determined as follows:

Valuation Date	Fair Value of shares
06/27/2023	$0.36
08/21/2023	$0.37

Shares issued during Q2 and Q3 2023 were valued at $0.36 and $0.37 per share, respectively, resulting in an aggregate expense of $193,825, which was recorded as preferred stock incentive compensation in the consolidated financial statements.

Following WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series B preferred shares were fully converted into WODI common stock. The conversion was executed within the terms of the agreement, and no gain or loss was recognized. As of December 31, 2024, there were no Series B preferred shares issued and outstanding.

Series C

On October 13, 2022, the Board of Directors authorized the issuance of 1,000,000 shares of Series C preferred stock, par value $0.0001 per share, to the Holder in exchange for continued employment with the Company. The Series C preferred stock did not provide dividend rights, liquidation preferences, or conversion rights.

The Holder of Series C preferred stock was entitled to vote alongside common stockholders on an as-converted basis and held 51% of the total voting power of the Company. While Series C shares were outstanding, the Company was prohibited from making amendments that adversely affected their rights, including changes to the Certificate of Designation, Articles of Incorporation, or any agreements that would alter the powers, preferences, or number of authorized Series C shares without the affirmative vote of the majority of Series C preferred stockholders.

Following WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series C preferred shares were cancelled in accordance with the merger agreement. As of December 31, 2024, there were no shares of Series C preferred stock were issued or outstanding

OriginClear, Inc. Common Stock

For the year ended December 31, 2023, the Company received aggregate equity financing of $141,373 under an Equity Financing Agreement with GHS Investments, LLC. In exchange, the Company issued 20,492,456 shares of common stock at conversion prices ranging from $0.0058 to $0.0082.

●	There were no shares of common stock issued under the Equity Financing Agreement for the year ended December 31, 2024.

Subscription payable

During the year ended December 31, 2024, the Company removed a previously recorded $100,000 subscription payable related to shares issuable under and equity agreement with Monarch Trailer. These shares were subsequently issued and sold by the shareholder on the open market in a prior period; however, the related liability remained recorded. The Company corrected the classification during the year ended December 31, 2024, and reclassified the amount as a correction of an equity misstatement. The shares were valued using the closing share price on the grant date, consistent with the terms of the agreement.

Year ended December 31, 2024

The Company issued 94,777,534 shares of common stock for services, valued at $671,283, with share prices ranging from $0.0073 – $0.0146.

The Company issued 7,948,000 shares of common stock through Regulation A offering to investors for total cash proceeds of $76,455. The shares were issued at prices ranging from $0.009 to $0.0099 per share and no commissions were paid in connection with the offering.

The Company issued 1,405,307 shares of common stock to settle Series O preferred stock dividends payable.

The Company issued 20,937,829 shares of common stock for alternate vesting, with a fair value of $169,597 which was based on the fair market price of the Company's stock on the date of issuance

The Company issued 122,213,744 shares of common stock during the year ended December 31, 2024, as part of settlement agreements for the conversion of preferred stock and related obligations. These shares were issued as an incentive for conversion and not in direct proportion to the stated value of the underlying instruments. As such, the fair value of the shares, totaling $1,265,823, was recognized as a stock-based compensation expense, with the offset recorded to additional paid-in capital to common stock. These issuances were made in accordance with applicable agreements and did not result in gain or loss.

The Company issued 249,249,807 shares of common stock upon conversion of $1,092,000 of preferred stock. These shares were issued within the terms of the respective agreements, and no gain or loss was recognized in the consolidated financial statements.

The Company redeemed 224,196,748 shares of common stock at fair value ranging between $0.0064 to $0.01 in the amount of $1,861,728 (see Note 6 – Convertible Promissory Notes).

The Company issued a total of 9,219,934 shares of common stock to investors for gross proceeds of approximately $1,338,955, consisting of 7,948,000 shares issued under Regulation A and 1,271,934 shares issued under Regulation D offering. See WODI common stock.

Year ended December 31, 2023

During the year ended December 31, 2023, the Company issued 55,788,402 shares of common stock upon conversion of a convertible promissory note for a principal amount of $91,000, plus accrued interest of $76,365, for a total of $167,365. The conversion price was $0.0085 per share. These shares were issued in accordance with the terms of the agreement, and no gain or loss was recognized.

The Company issued 80,519,927 shares of common stock for services, at a fair value of $782,605, with share prices ranging from $0.0073 to $0.0146. Additionally, the Company issued 869,449 shares of common stock as payment for Series O preferred stock dividends payable. Furthermore, 11,584,932 shares of common stock were issued for alternate vesting agreements, at a fair value of $120,540.

The Company issued 306,434,197 shares of common stock at par value to settle conversion agreement disputes at a fair value of $30,644. These issuances resolved shareholder disputes related to the timing of the conversion of preferred shares into common shares. The shares were issued in accordance with the terms of the agreement, and no gain or loss was recognized.

The Company also issued 764,640,346 shares of common stock upon conversion of $3,704,500 of preferred stock. These shares were issued in accordance with the terms of the agreements, and no gain or loss was recognized.

Additionally, the Company redeemed 853,916,848 shares of common stock at fair values ranging from $0.0064 to $0.01, for a total of $7,499,390 (see Note 6).

WODI Common Stock

On February 17, 2023, the SEC qualified the Offering Circular for WODI under Regulation A, which was intended to raise capital for WODI-related projects. The Company launched a limited preview of the Reg A offering on March 9, 2023. As of June 26, 2023 (the “Termination Date”, the Company suspended the sales of securities under the Reg A offering. As of the Termination Date, WODI has raised total proceeds of approximately $60,000 through the Reg A offering.

Through the year ending December 31, 2024, WODI conducted a Regulation D offering and raised total cash proceeds of $1.2 million. While WODI issued shares at the subsidiary level in connection with this financing, no shares are presented as issued in the consolidated financial statements, as WODI is a subsidiary of OriginClear, Inc. In accordance with U.S GAAP, these transactions are reflected solely as cash proceeds and increases to additional paid-in-capital within the consolidated financial statements.

Non-controlling Interest

As of December 31, 2024, WODI had 14,671,151 common shares issued and outstanding shares, of which OriginClear, Inc. owns 82.96%. The remaining represents a minority, non-controlling interest.

5.	Restricted stock grants and warrants

Restricted Stock Grants to CEO, the Board, Employees and Consultants

The Company has entered into RSGAs with its CEO, Board, Employees, and Consultants to incentivize management and enhance the Company’s economic performance. All shares issuable under these agreements are performance-based and granted upon achieving specific financial milestones. The first milestone requires consolidated gross revenue to reach or exceed $15,000,000 for the trailing twelve-month period, as reported in the Company’s quarterly or annual consolidated financial statements. The second milestone requires consolidated operating profit to reach or exceed $1,500,000 for the trailing twelve-month period, calculated in accordance with GAAP, which includes operating revenue minus cost of goods sold, operating expenses, depreciation, and amortization. As of December 31, 2024, the Company has not recognized any costs related to these milestones, as their achievement is not yet considered probable.

The Board of Directors approved an amendment to the RSGAs to include an alternative vesting schedule for grantees. Under this alternative vesting structure, if the fair market value of the Company’s common stock on the vesting date is lower than its fair market value on the effective date of the RSGAs, the number of vested shares issuable will be adjusted to ensure the aggregate fair market value of the vested shares equals the fair market value on the effective date. If a Company performance goal is achieved, the right to participate in the alternative vesting schedule terminates, and any remaining unvested shares will vest per the original terms of the RSGAs. During the year ended December 31, 2024, the Company issued 20,937,829 shares under the alternative vesting schedule upon meeting the qualifying requirements.

The Company recorded an aggregate adjustment of $169,597 for these issuances and recorded as stock-based compensation in the consolidated financial statements.

Warrants

During the year ended December 31, 2024, the Company issued 16,301,500 purchase warrants, associated with preferred stock. This included 7,645,500 three-year cashless warrants with an exercise price of $0.01. These warrants were issued in conjunction with a Regulation A unit offering of 7,948,000 shares of common stock, which raised total gross proceeds of $76,455. The warrants had an immediate vesting period, and the Company recorded a fair value of $422,327 or 7,645,500 cashless warrants.

A summary of the Company’s warrant activity and related information for the year ended December 31, 2024 and 2023 is as follows:

	2024		2023
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	Warrants	price	Warrants	price
Outstanding - beginning of period	64,402,589	$0.1383	93,344,989	$0.1217
Granted	16,301,500	$0.0711	5,003,600	$0.1250
Exercised	-	$-	-	$-
Expired	(1,561,500)	$(1.0000)	(33,946,000)	$(0.0905)
Outstanding - end of period	79,142,589	$0.1469	64,402,589	$0.1383

At December 31, 2024 and 2023, the weighted average remaining contractual life of warrants outstanding:

2024				2023
			Weighted				Weighted
			Average				Average
			Remaining				Remaining
Exercisable	Warrants	Warrants	Contractual	Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Prices	Outstanding	Exercisable	Life (years)
$0.0200	600,000	600,000	1.67	$0.0200	600,000	600,000	2.67
$0.0275	8,727,273	8,727,273	6.41	$0.0500	-	-	-
$0.1000	2,500,000	2,500,000	2.13	$0.1000	2,500,000	2,500,000	3.14
$0.1250	55,909,816	55,909,816	2.84	$0.2500	3,760,000	3,760,000	3.00
$0.2500	3,760,000	3,760,000	1.97	$0.0275	8,727,273	8,727,273	7.41
$0.0100	7,645,500	7,645,500	0.72	$0.0125	47,253,816	47,253,816	3.0 - 5.0
$-	-	-	-	$1.0000	1,561,500	1,561,500	0.50 - 0.96
	79,142,589	79,142,589			64,402,589	64,402,589

At December 31, 2024 and 2023, the aggregate intrinsic value of the warrants outstanding was $0.

During the year ended December 31, 2024, the Company issued 16,301,500 warrants with a weighted average exercise price of $0.0711. These warrants had an immediate vesting period. The Company recorded a fair value of $22,327 for 7,645,500 three-year cashless warrants, which had an exercise price of $0.01.

During the year ended December 31, 2024, the Company issued warrants in cash transactions, generating gross proceeds of $801,230. These warrants were issued at exercise prices ranging from $0.001 to $1.00. The proceeds from these issuances were recorded as additional paid-in capital within the consolidated statement of shareholder’s deficit.

As of December 31, 2024, the derivative liabilities on the Company’s balance sheet consist of $14,551,132 related to convertible notes outstanding and $100,194 related to warrants outstanding. These liabilities are measured and recorded at fair value in accordance with ASC Topic 820, with changes in fair value recognized in the statements of operations.

6.	CONVERTIBLE PROMISSORY NOTES

OriginClear, Inc.

As of December 31, 2024, the outstanding convertible promissory notes are summarized as follows:

Convertible promissory notes	$2,617,692
Less current portion	597,944
Total long-term liabilities	$2,019,748

Maturities of long-term debt are as follows:

Period ending December 31,	Amount
2025	82,473
2026	1,875,000
2027	-
2028	62,275
2029	-
$2,019,748

2014-2015 Notes

Between November 2014 and April 2015, the Company issued unsecured convertible promissory notes, referred to as the 2014-2015 Notes, which were later extended to maturity dates ranging from November 2023 through April 2024. These notes bear interest at an annual rate of 10% and are convertible into common stock at prices ranging from $4,200 to $9,800 per share or 50% of the lowest trade price following issuance. Due to the reset conversion terms, the conversion feature is classified as a derivative liability under ASC 815.

As of December 31, 2024, the remaining balance was $683,700, classified as long-term.

OID Notes

The Company’s unsecured convertible promissory notes, known as OID Notes, had an aggregate remaining balance of $62,275 as of December 31, 2024. These notes were extended to mature on June 30, 2028, and include reset conversion terms, classifying them as derivatives under ASC 815. The conversion price was amended to the lesser of $5,600 per share or 50% of the lowest trade price recorded since issuance. As of December 31, 2024, the remaining balance was $62,275, classified as long-term.

2015 Notes

The Company’s 2015 unsecured convertible promissory notes bear interest at an annual rate of 10% and were extended to maturity dates ranging from February to August 2024. These notes are convertible at prices ranging from $1,400 to $5,600 per share or 50% of the lowest trade price post-issuance. The conversion feature is classified as a derivative liability under ASC 815. As of December 31, 2024, the remaining balance was $1,200,000, classified as long-term.

Dec 2015 Note

The Company issued a convertible promissory note, referred to as the December 2015 Note, for $432,048 in exchange for accounts payable. The conversion price is 75% of the average of the three lowest last sale prices over the 25 trading days prior to conversion. Initially accounted for as a beneficial conversion feature under ASC 470, the note was later reclassified as a derivative under ASC 815. As of December 31, 2024, the remaining balance was $167,048, classified as short-term.

Sep 2016 Note

The Company issued a $430,896 convertible note (“Sep 2016 Note”) in exchange for accounts payable. The Sep 2016 Note has similar terms to the Dec 2015 Note, with a conversion price of 75% of the three lowest sale prices over 25 trading days. It is accounted for as a derivative under ASC 815 due to reset features. As of December 31, 2024, the remaining balance was $430,896, classified as short-term.

Apr & May 2018 Notes

The Company issued two notes (“Apr & May 2018 Notes”) for $300,000, with a 10% annual interest rate and a maturity date extended through a settlement agreement in 2019. During the year ended December 31, 2023, the Company wrote off the balance and recorded a $218,064 gain. As of December 31, 2024, no balance remains.

Nov 2020 Note

The Company issued a $50,000 convertible promissory note (“Nov 2020 Note”), extended for 60 months, bearing 10% annual interest. The conversion price is the lesser of $0.05 per share or 50% of the lowest trade price post-issuance. The conversion feature is treated as a derivative under ASC 815. As of December 31, 2024, the remaining balance was $13,772, classified as long-term.

Convertible Promissory Note – Jan 21 Note

On January 25, 2021, the Company entered into an unsecured convertible promissory note (the “Jan 21 Note”) in the amount of $60,000, which was received in full. The Jan 21 Note had an original maturity date of January 25, 2022, and was extended for an additional sixty (60) months from the maturity date. The note bears interest at 10% per year and may be converted into shares of the Company’s common stock at a conversion price equal to the lower of (a) $0.05 per share, (b) 50% of the lowest trade price of common stock recorded after the effective date, or (c) the lowest effective price per share granted.

For each conversion, if shares are not delivered by the fourth business day (inclusive of the day of conversion), a penalty of $2,000 per day is assessed for each day after the third business day until the shares are delivered.

The conversion feature of the Jan 21 Note is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, due to its reset conversion features. As of December 31, 2024, the balance of the Jan 21 Note was $60,000, classified as long-term.

Derivative Liability

The Company evaluated the financing transactions under ASC Topic 815 and determined that the conversion feature of the convertible promissory notes does not qualify for exemption as a conventional convertible instrument due to its variable conversion rate. Since the note has no explicit limit on the number of shares issuable, it does not meet the equity classification criteria under current accounting standards.

The Company elected to recognize the note under ASC 815-15-25-4, separating it into a host contract and a derivative instrument. The entire note is measured at fair value, with changes in fair value recognized in earnings. A derivative liability was recorded to represent the imputed interest associated with the embedded derivative. This derivative liability is adjusted periodically to reflect fluctuations in the Company’s stock price.

As of December 31, 2024, the derivative liability for the convertible promissory notes was $14,551,132.

WODI

During the year ended December 31, 2024, WODI raised an additional $2,767,701 in capital through convertible secured promissory notes.

Additionally, during 2024 as part of settlement, conversion, and redemption agreements, WODI redeemed 224,196,748 shares of the Parent Company’s common stock. The fair value of the redeemed shares, based on the closing share prices on the dates of the convertible secured promissory note agreements, was added to the cash value of shareholders’ investments in WODI convertible secured promissory notes.

The loss from these settlement and conversion agreements totaled $1,866,849 and was recognized in the consolidated statements of operations.

As of December 31, 2024, WODI had outstanding convertible secured promissory notes totaling $21,363,639.

7.	Revenue from contracts with customers

Equipment Contracts

Revenue and related costs on equipment contracts are recognized over time as performance obligations are satisfied in accordance with ASC 606. Revenue and associated profit are recognized as the customer obtains control of the goods and services specified in the contract.

Un-allocable indirect costs and general and administrative expenses are charged for the periods as incurred. If a loss on a contract is anticipated, the loss is recognized immediately.

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the years ended December 31, 2024, and 2023.

	Twelve Months Ended
	December 31,
	2024	2023
Equipment Contracts	$2,946,982	$4,036,326
Component Sales	1,253,883	980,895
Pump Stations	1,068,755	607,790
Waste Water Treatment Systems	154,262	950,775
Services Sales	99,230	95,750
Rental Income	9,523	26,292
Commission & Training	9,000	10,350
	$5,541,635	$6,708,178

Revenue recognition for other sales arrangements, such as component sales and service sales, remained materially consistent during the periods presented.

Contract Balances

Contract assets represent revenue recognized in excess of amounts billed on contracts in progress, while contract liabilities reflect billings that exceed revenue recognized. Assets and liabilities related to long-term contracts are classified as current in the balance sheets, as they are expected to be settled within the normal course of contract completion.

As of December 31, 2024, the contract asset balance was $1,246,080, and the contract liability balance was $4,111,797. As of December 31, 2023, the contract asset balance was $455,102, and the contract liability balance was $1,346,366.

8.	Financial assets

As of December 31, 2024, the Company holds an investment in WTII common stock, with a fair value of $31,646, reflecting an unrealized gain of $4,521 for the year. The investment is measured at fair value on a recurring basis, with changes recognized in net income.

This investment is classified as an equity security under ASC 321, Investments – Equity Securities, and is subject to ongoing fair value adjustments based on the quoted market price as of the reporting date.

9.	Loans payable

The company previously entered into short-term loans with various lenders for capital expansion, secured by company assets. These loans, totaling $1,749,970, including finance costs of $624,810, had terms ranging from two to six months, with maturity dates between October 2018 and February 2019. As of December 31, 2024, all outstanding balances on these loans have been fully repaid, and the remaining net balance is $0.

On December 6, 2023, the Company entered into a short-term loan agreement with a lender, secured by company assets. The loan amount was $149,900, including finance costs of $59,900, which were expensed upon initiation. The Company received net proceeds of $90,000. As of December 31, 2024, the loan has been fully repaid, and the outstanding balance is $0

Small Business Administration Loan

On June 12, 2020, the Company received a $150,000 Economic Injury Disaster Loan (EIDL). Following the deferral period, the Company began making monthly principal and interest payments. As of December 31, 2024, the remaining balance on the loan remains $150,000

Settlement of Liability with C6 Capital LLC

On March 12, 2021, through its subsidiary PWT, the Company settled a dispute with C6 Capital LLC. As part of the settlement, C6 Capital vacated its judgment and released all encumbrances, fully discharging the Company from further obligations. A gain of $30,646 was recognized for the year ended December 31, 2024, reflecting the liability write-off in the consolidated statement of cash flows under Gain on the extinguishment of debt.

Receivables Financing Agreement

On May 13, 2024, the Company entered into a Future Receivables Agreement with Lee Advance LLC, receiving $150,000 in exchange for selling 11% of future receivables until a total of $225,000 was repaid. An origination fee of $15,000 was charged, and repayments were made weekly. As of December 31, 2024, the outstanding balance has been fully repaid, and the remaining balance is $0. The arrangement included a $75,000 debt discount, which, along with the origination fee, was amortized as $90,000 in interest expense. This amortization is reflected in the consolidated statement of cash flows under debt discount recognized as interest expense.

Related Party Loans Payable

As of December 31, 2024, the Company had two outstanding promissory notes issued to its CEO, reviewed and approved by the Board under the Company's Related Party Transaction Policy for general corporate purposes.

The first note, issued on September 24, 2024, has a principal amount of $98,000 and accrues interest at an annual rate of 10%. Monthly payments of $9,212 began on October 24, 2024, with the full principal and any unpaid interest due on the earlier of March 24, 2025, or upon certain events of default.

The second note, issued on September 2, 2024, has a principal amount of $208,000, consisting of a $200,000 cash advance and an $8,000 loan fee. It also carries an annual interest rate of 10%, with monthly payments of $13,877 commencing on October 4, 2024. The total principal and accrued interest are due on March 2, 2025, or earlier if specific default conditions occur. This note is subordinated to other company indebtedness.

As of December 31, 2024, the combined outstanding balance of both notes was $238,046. For further details, see Footnote 15 – Related Party.

10.	Income taxes

The Company is subject to U.S. federal and state income taxes and files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2023, and 2024, the Company did not recognize any interest or penalties related to income tax positions.

As of December 31, 2024, the Company had net operating loss (NOL) carryforwards of approximately $14,986,565. Due to the uncertainty of realizing the benefits of these NOL carryforwards, a valuation allowance equal to the total deferred tax asset has been recorded. Accordingly, no tax benefit has been reported in the accompanying consolidated financial statements.

No tax positions included in the balance at December 31, 2024, involve ultimate deductibility that is highly certain but uncertain regarding timing. Due to deferred tax accounting, such uncertainties would not affect the annual effective tax rate but could accelerate cash payments to taxing authorities.

The Company continues to monitor potential changes in tax legislation and regulations that may impact future tax positions.

The Company’s income tax provision differs from the expected income tax determined by applying the U.S. federal and state income tax rate to pretax income for the years ended December 31, 2024, due to the following:

	2024	2023
Book loss	$3,742,746	$2,441,414
Tax to book differences for deductible expenses	(621)	(4,333)
Tax non-deductible expenses	(1,550,588)	(1,556,639)
Valuation Allowance	(2,191,537)	(880,442)
Income tax expense	$-	$-

Deferred Taxes

Deferred taxes are accounted for using the liability method, where deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences arise from differences between the reported amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for changes in tax laws and rates as of the date of enactment.

The components of net deferred tax liabilities as of December 31, 2024, and 2023, are as follows:

	2024	2023
Deferred tax assets:
NOL carryover	$3,147,179	$10,895,202
Other carryovers	727,407	728,907

Deferred tax liabilities:
Depreciation	(61,582)	(149,889)
Less Valuation Allowance	(3,813,004)	(11,474,220)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions under the Tax Reform Act of 1986, the Company’s NOL carry-forwards for Federal income tax purposes are subject to annual limitations. Should a change in ownership occur, the use of NOL carry-forwards in future years may be restricted.

11.	WODI

WODI is a subsidiary of OriginClear, Inc. that provides water treatment services under a DBOO model, allowing private businesses to pay for water treatment on a per-gallon basis. WODI collaborates with regional water service companies to finance, build, and operate these systems.

On April 14, 2023, WODI acquired the MWS business unit from OriginClear, Inc. The acquisition included all assets, licenses, patents, and associated transactions of MWS. From the acquisition date, all MWS revenues, accounts receivable, accounts payable, and liabilities were transferred to WODI.

On September 21, 2023, WODI merged with PWT, forming a combined entity operating under WODI. The merger was structured to enhance enterprise value in preparation for a planned business combination with FRLA. As part of the merger, all WODI shares and convertible notes were either exchanged or assumed, and in return, OriginClear, Inc. received 2,171,068 shares of the combined Water On Demand entity.

On October 24, 2023, WODI and FRLA entered into a definitive Business Combination Agreement with the goal of listing WODI on Nasdaq through a de-SPAC transaction. The following day, FRLA shareholders approved extending the deadline to complete the business combination to November 5, 2024, with provisions for twelve one-month extensions.

On December 9, 2024, WODI and FRLA mutually agreed to terminate the Business Combination Agreement due to prolonged regulatory delays, escalating costs, and increasing market uncertainties. Following this decision, FRLA announced it would cease operations and proceed with liquidation, offering its shareholders approximately $11.94 per share from its trust account balance of about $10 million.

Despite the termination of the business combination agreement and Fortune Rise Acquisition Corporation’s liquidation, WODI remains committed to its operational goals and continues to explore strategic opportunities to enhance shareholder value.

Promissory Notes

Between December 22, 2022, when WODI acquired the sponsorship interest in Fortune Rise Acquisition Corporation, and December 31, 2024, WODI and the Company made aggregate payments of $4,029,985 on behalf of the SPAC to cover operating expenses and extension payments. In exchange, WODI and the Company received unsecured promissory notes, referred to as the SPAC Notes, totaling $4,029,985. These notes are non-interest-bearing and are payable, subject to the waiver of SPAC trust provisions, on the earlier of the consummation of the SPAC’s initial business combination or its liquidation. The principal balance of the SPAC Notes may be prepaid at any time at the discretion of the SPAC.

The SPAC had been extended through November 5, 2024, to allow time for completing administrative and regulatory requirements, including the filing of a registration statement and addressing potential regulatory comments necessary to finalize the business combination. However, on December 12, 2024, WODI and Fortune Rise Acquisition Corporation mutually agreed to terminate the Business Combination Agreement due to prolonged regulatory delays, escalating costs, and increasing market uncertainties. Following the termination, Fortune Rise Acquisition Corporation announced its intent to cease operations and begin liquidation proceedings after failing to make the extension payment due on December 5, 2024.

As a result, the SPAC Notes are unlikely to be repaid and will be evaluated for impairment in the Company’s subsequent financial reporting periods. Management is actively exploring alternative strategies to maximize shareholder value and advance WODI’s operational objectives.

Impairment of receivable

Although the payments made on behalf of FRLA represent amounts receivable to WODI, as of December 31, 2024, WODI has determined that the full amount of $2,350,366 related to the SPAC Notes is impaired. This assessment is based on the probability that the SPAC will not have sufficient funds to repay both its Class A shareholders and WODI for the amounts advanced.

As a result, WODI recorded the full $2,350,366 as an expense in its consolidated income statements for the year ended December 31, 2024, reflecting the uncertainty surrounding the SPAC’s ability to generate the necessary financial resources for repayment.

If WODI had successfully completed a merger with the SPAC, all amounts paid on behalf of the SPAC, including any future payments made until the merger was fully consummated, would have been expected to be reimbursed. However, as of the date of this filing, the Business Combination Agreement with FRLA has been terminated, and the SPAC has announced its intent to liquidate. These developments significantly reduce the likelihood of recovering the impaired amount.

Impairment analysis for Class B Common Founder Shares as of December 31, 2024

The Company engaged an independent valuation firm to assess the fair value of its Sponsor Founder Shares (Class B) in Fortune Rise Acquisition Corporation as of December 31, 2023. The valuation firm conducted a detailed analysis to determine the appropriate value and assess whether an impairment was necessary.

As part of the valuation, the firm reviewed the Company’s S-4 filing, business combination agreement, and other relevant documentation. A Monte Carlo Model was developed to simulate multiple potential outcomes, including fluctuations in stock price, the timing of the business combination, and the expiration of transfer restrictions. This model incorporated 50,000 iterations to project different scenarios. The firm also projected the discounted cash flow from the potential sale of the securities once restrictions were lifted, applying a probability-weighted approach and discounting for lack of marketability.

Following this analysis, the independent valuation firm determined that the fair value of the FRLA Sponsor Founder Shares was not impaired as of the valuation date.

Recording of membership interest

As of December 31, 2023, WODI recorded the purchase of the Class B Founder Shares at the lower of cost or market, valuing the investment at $400,000. This amount is presented on the consolidated balance sheet as an Other asset. The valuation reflects the original purchase price, given no impairment indicators were identified as of the reporting date.

However, due to termination of the SPAC transaction, the investment is no longer considered recoverable, and the balance has been reduced to $0 as of December 31, 2024.

Restricted Stock to WODI Board, Employees and Consultants

Between August 12, 2022, and August 3, 2023, WODI entered into Restricted Stock Grant Agreements (WODI RSGAs) with Board members, employees, and consultants to incentivize management, improve WODI’s economic performance, and enhance its overall value. The WODI RSGAs allow for the issuance of up to 15,550,000 shares of WODI common stock, contingent upon the achievement of specific milestones and vesting requirements.

Under the WODI RSGAs, restricted shares may become fully vested and no longer subject to forfeiture upon achieving defined milestones. If WODI shares are uplisted to a national securities exchange, 25% of the restricted shares will vest upon uplisting, with an additional 6.25% vesting every three months thereafter. Vesting is subject to trading volume limitations, calculated as the greater of 1% of the outstanding common stock as reported in WODI’s most recent SEC filing or the average weekly trading volume on a national securities exchange over the preceding four calendar weeks. If WODI shares are delisted and quoted on an over-the-counter market, similar trading volume limitations will apply.

If WODI does not achieve a national exchange listing within three years of the RSGAs’ effective date, vesting will occur at 25% on the three-year anniversary of the effective date, with an additional 6.25% vesting every three months thereafter.

As of September 21, 2023, pursuant to the Merger Plan Agreement, the total issuable shares under the WODI RSGAs were converted from 15,550,000 to 3,069,100 shares using a conversion ratio of 0.19737. Subsequently, on October 23, 2023, certain WODI RSGAs were canceled, and new agreements were issued. As of December 31, 2024, the total number of issuable shares under the WODI RSGAs was reduced to 2,508,186.

During the year ended December 31, 2024, no restricted shares vested, and no costs associated with the milestones were recognized, as the achievement of milestones and vesting criteria was not deemed probable.

12.	Assets held for sale

During 2024, the Company received additional payments totaling $169,572. As of December 31, 2024, the remaining receivable balance was $0, which is reflected on the consolidated financial statements.

13.	Employee retention tax credit

During the year ended December 31, 2023, the Company’s subsidiary, Progressive Water Treatment, applied for and received an aggregate of $127,448 under the Employee Retention Tax Credit (ERTC) provisions of the CARES Act. This amount was recognized as other income in the consolidated financial statements.

14.	Commitments and Contingencies

Facility Rental

The Company leases a production facility at 5225 W. Houston, Sherman, Texas, under a non-cancelable operating lease classified in accordance with ASC 842, Leases. The lease commenced on July 1, 2024. Under a Triple Net (NNN) arrangement, the Company is responsible for property taxes, insurance and maintenance., with a currently monthly rent of $13,313.

Warranty Reserve

PWT projects are generally warranted against defects in materials and workmanship for one year from the date of completion, with certain construction areas and materials having extended guarantees. Based on historical experience, known risks related to critical components, and management’s assessment, the Company recorded a warranty reserve of $50,000 as of December 31, 2024. This reserve reflects potential liabilities related to high-value components (pumps, RO membranes, and EDI modules). Management believes this reserve is adequate to cover probable warranty claims.

Litigation

On July 12, 2023, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Auctus Fund, LLC (“Auctus”), resolving all outstanding legal disputes and claims arising from various loans and agreements. The Settlement Agreement resulted in the termination of the pending appeal in the United States Court of Appeals for the First Circuit and the trial matter in the United States District Court for the District of Massachusetts. All transactions and obligations between the Company and Auctus have been deemed null and void. The terms of the Settlement Agreement are confidential and have no material impact on the Company’s financial condition or operations.

On March 5, 2024, Process Solutions (“PSI”) filed a lawsuit against PWT in the Court of Common Pleas in Hamilton County, Ohio, alleging breach of contract and seeking damages. The case was subsequently removed to federal court. The matter has since been settled and closed, with no outstanding claims or counterclaims by either party.

15.	Related party

As of December 31, 2024, the Company issued two promissory notes to its CEO.

Promissory Note for $98,000

On September 24, 2024, the Company issued a promissory note to the CEO with a principal amount of $98,000. The note accrues interest at a rate of 10% per annum, with monthly payments of $9,214 commencing on October 24, 2024. The principal, along with any unpaid interest is due upon the earlier of March 24, 2025, or upon occurrence of certain events of default.

Promissory Note for $208,000

On September 2, 2024, the Company issued an unsecured promissory note to the CEO for a principal amount of $208,000, which includes a $200,000 cash advance and an $8,000 loan fee. The note accrues interest at 10% per annum, with monthly payments of $13,877 starting on October 4, 2024. The entire principal and accrued interest are due upon the earlier of March 2, 2025 (six months from the issuance) or upon the occurrence of certain events of default. The note is subordinate to other Company indebtedness.

Both promissory notes were reviewed and approved by the Company’s Board of Directors in accordance with the Company’s Related Party Transaction Policy. The proceeds from the notes will be used for general corporate purposes.

Takeoff Services Inc

On September 9th, 2024, the CEO and EVP Kenneth A. Berenger became partners in a separate company called Takeoff Services Inc. (TSI). The purpose of TSI is to assist early-stage companies in their funding. This is not a function of the Company and there is no transfer of assets intended. TSI and the Company are currently negotiating a collaboration under a non-binding MOU pursuant to which OCLN can select TSI client companies for incubation and acceleration, reinforcing its historical role. Additional benefits are expected to accrue to the Company, such as reduction in rents as the Pittsburg facility where funding activities take place and continuously improving market experience and leads for its own funding, all resulting from TSI’s work with other client companies.

Shares issued for Alternative Vesting

During the year ended December 31, 2024, the Company issued 20,937,829 shares of common stock under alternative vesting arrangements to related parties, including employees and directors. These shares were issued in recognition of milestone achievements as determined by the Board

16.	Accrued expenses

Accrued expenses consist of the following as of December 31,

	2024	2023
Accrued interest on notes	$4,880,485	$2,704,649
Payroll, vacation and benefits	549,884	173,024
Audit Fees	81,355	-
Other	(10,364)	-
Total accrued expenses	$5,501,360	$2,877,673

17.	Concentrations

Major Customers

For the year ended December 31, 2024, WODI had two customers that collectively accounted for 55.52% of total billings. Customer one represented 43.91% and customer two represented 11.61%. Management does not believe there is a significant concentration risk, as the Company continues to diversify its customer base.

WODI had five major customers for the year ended December 31, 2023. The customers represented 57.61% of billings for the year ending December 31, 2023. The receivable contract balance for the customers was $1,087,851 at December 31, 2023.

Major Suppliers

For the year ended December 31, 2024, WODI did not have any vendors that accounted for more than 10% of the total accounts payable. Management believes there are no significant risks associated with vendor concentration, as alternative suppliers are readily available.

WODI had three major vendors for the year ended December 31, 2023. The vendors represented 20.5% of total expenses in the year ending December 31, 2023. The accounts payable balance due to the vendors was $66,955 at December 31, 2023. Management believes no risk is present with the vendors due to other suppliers being readily available.

18.	Reporting Segments

The Company has determined that it operates as a single reporting unit, in accordance with ASC 280, Segment Reporting. While management monitors the performance of distinct business operations – PWT, MWS and WODI – the operations share common characteristics and are aggregated into one reportable segment for external financial reporting purposes. This assessment is based on similarities in economic characteristics, products and services, customers, and the regulatory environment. The Company’s CEO serves the CODM.

Internally, WODI is structured into three operating segments, each aligned with its core business activities. The CODM evaluates performance and allocates resources based on these segments to drive execution:

Water System Solution Engineering focuses on designing and delivering custom-engineered water treatment solutions, enabling decentralized and efficient water management.

Modular/Prefabricated Treatment and Conveyance Systems develop prefabricated and scalable treatment solutions, enabling decentralized and efficient water management.

Full-Service Systems provides Water-as-a-Service solutions, including design-build-operate models, allowing customers to pay per gallon rather than making upfront investments.

Corporate expenses, including general and administrative costs, executive salaries, and shared functions, are reported separately under Corporate.

The CODM assesses segment performance based on revenue, operating income, and key expense categories, with operating income serving as the primary profitability metric.

The following table summarizes financial results by segment for the year ended December 31, 2024, and 2023:

Reportable Segments:	Water System Solution Engineering	Modular/ Prefabricated Treatment and Conveyance Systems	Full Service Water Systems (Operate; Own and Operate)	Corporate	Total
Fiscal Year Ended December 31, 2024:
Revenue	$4,398,258	$1,133,854	$-	$9,523	$5,541,635
Gross profit (loss)	1,521,130	(532,016)	-	(16,402)	972,712
General and administrative expenses	893,647	867,619	-	3,502,355	5,263,621
Operating income (loss)	555,407	(1,661,164)	-	(6,019,052)	(7,125,809)
Segment assets	4,334,993	453,595	-	201,951	4,990,539
Gross profit as a % of revenue	34.58%	(46.92)%	0.00%	(172.23)%	17.55%

Fiscal Year Ended December 31, 2023:
Revenue	$5,004,904	$1,676,982	$-	$26,292	$6,708,178
Gross profit (loss)	782,215	(155,694)	-	(26)	626,495
General and administrative expenses	1,174,712	491,885	-	3,017,930	4,684,527
Operating loss	(472,490)	(748,782)	-	(5,401,560)	(6,622,832)
Segment assets	1,782,080	960,088	-	400,839	3,143,007
Gross profit as a % of revenue	15.63%	(9.28)%	0.00%	(9.34)	0.09%

19.	Subsequent Events

On January 13, 2025, the Board of Directors of WODI approved and adopted an Amended and Restated Certificate of Incorporation, subject to shareholder approval. The amendment includes the designation and rights of the Series A, Series B, and Series C Preferred Stock. Additionally, the Board authorized the issuance of 1,000 shares of Series C Preferred Stock, payable in cash or other considerations as permitted by law, with the CEO purchasing all 1,000 shares. The Board also approved private placements of up to $5M of Series A Preferred Stock and $10M of Series B Preferred Stock, each including warrants and rights. These transactions were authorized under exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. The Company intends to file the Amended and Restated Certificate of Incorporation with the Utah Division of Corporations and Commercial Code upon shareholder approval.

Management has evaluated subsequent events through the issuance date of these consolidated financial statements and concluded that, except as disclosed, there are no additional events requiring adjustments or further disclosure:

Between January 2, 2025, and March 27, 2025, the Company issued an aggregate of 3,189,000 shares of common stock under the Regulation A Offering.

Between January 31, 2025, and February 28, 2025, the Company issued to consultants an aggregate of 6,408,825 shares of common stock in exchange for services.

Between January 31, 2025 and February 12, 2025, the Company issued an aggregate of 46,634,094 shares of common stock to employees.