Form 10-Q
period 2025-03-31
ORIGINCLEAR, INC.
filed 2025-05-19
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2025

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

As of May 19, 2025, there were 15,880,737,802 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,898,564	$550,884
Contracts receivable, net	670,986	2,503,416
Fair value investment in securities	22,604	31,646
Contract assets	852,446	1,246,080
Prepaid expenses	8,809	-
TOTAL CURRENT ASSETS	3,453,409	4,332,026

Net property and equipment	49,278	55,869
NET PROPERTY AND EQUIPMENT	49,278	55,869
OTHER ASSETS
Security Deposit	19,051	19,051
Fair value investment-securities	3,200	3,200
ROU asset, net	556,149	580,393
TOTAL OTHER ASSETS	578,400	602,644
TOTAL ASSETS	$4,081,087	$4,990,539

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other payable	$1,359,656	$2,008,791
Accrued expenses	6,467,699	5,501,360
Cumulative preferred stock dividends payable	697,377	589,768
Contract liabilities	3,290,909	4,111,797
Lease liability	100,223	96,113
Warranty reserve	50,000	50,000
Loans payable, current	149,312	150,000
Related party loan	174,481	238,046
Tax liability 83(b)	13,600	13,600
Derivative liabilities	13,280,135	14,651,326
Series F Preferred Stock, 50 and 50 shares issued and outstanding, respectively	50,000	50,000
Series G Preferred Stock, 25 and 25 shares issued and outstanding, respectively	25,000	25,000
Series I Preferred Stock, 25 and 25 shares issued and outstanding, respectively	25,000	25,000
Series K Preferred Stock, 297.15 and 297.15 shares issued and outstanding, respectively, respectively	297,150	297,150
Convertible secured promissory notes	21,363,639	21,363,639
Convertible promissory notes, net of discount of $0 and $0, respectively	597,944	597,944
TOTAL CURRENT LIABILITIES	47,942,125	49,769,534
Long Term Liabilities
Convertible promissory notes, net of discount of $0 and $0, respectively	2,019,748	2,019,748
Lease liability, non current	474,533	501,123
TOTAL LONG TERM LIABILITIES	2,494,281	2,520,871
TOTAL LIABILITIES	50,436,406	52,290,405
COMMITMENTS AND CONTINGENCIES
Series J Convertible Preferred Stock, 210 and 210 shares issued and outstanding, respectively	210,000	210,000
Series L Convertible Preferred Stock, 320.5 and 320.5 shares issued and outstanding, respectively	320,495	320,495
Series M Preferred Stock, 40,300 and 40,300 shares issued and outstanding, respectively	1,007,500	1,007,500
Series O Convertible Preferred Stock, 185 and 185 shares issued and outstanding, respectively	185,000	185,000
Series P Convertible Preferred Stock, 30 and 30 shares issued and outstanding	30,000	30,000
Series Q Convertible Preferred Stock, 410 and 410 shares issued and outstanding, respectively	410,000	410,000
Series R Convertible Preferred Stock, 1,473 and 1,473 shares issued and outstanding, respectively	1,473,000	1,473,000
Series S Convertible Preferred Stock, 110 and 110 shares issued and outstanding, respectively,	110,000	110,000
Series U Convertible Preferred Stock, 270 and 270 shares issued and outstanding, respectively	270,000	270,000
Series W 12% Convertible Preferred Stock, 696.50 and 696.5 shares issued and outstanding, respectively	696,500	696,500
Series Y Convertible Preferred Stock, 28.8 and 28.4 shares issued and outstanding, respectively	2,870,227	2,845,227
	7,582,722	7,557,722

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 600,000,000 shares authorized 1,000 and 1,000 shares of Series C issued and outstanding, respectively 31,500,000 and 31,500,000 shares of Series D-1 issued and outstanding, respectively	3,150	3,150
Common stock, $0.0001 par value, 16,000,000,000 and 16,000,000,000 shares authorized 1,748,196,540 and 1,672,117,519 equity shares issued and outstanding, respectively	174,820	167,213
Additional paid in capital	87,078,173	85,399,199
Noncontrolling interest	(3,143,872)	(3,033,244)
Accumulated other comprehensive loss	(132)	(132)
Accumulated deficit	(138,050,180)	(137,393,774)
TOTAL SHAREHOLDERS’ DEFICIT	(53,938,041)	(54,857,588)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,081,087	$4,990,539

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$2,097,050	$943,437
Cost of goods sold	1,404,436	1,055,940
Gross profit (loss)	692,614	(112,503)

Operating expenses
Selling and marketing expenses	362,992	588,964
General and administrative expenses	1,173,570	1,215,790
Total Operating expenses	1,536,562	1,804,754

Loss from Operations	(843,948)	(1,917,257)
OTHER INCOME (EXPENSE)
Other income	190	809
Impairment of receivable from SPAC	-	(590,000)
Gain on write off of payables	249,334	-
Unrealized gain (loss) on investment securities	(9,042)	27,125
Preferred stock incentive compensation	(773,444)	-
Loss from settlement of shares		(212,635)
Conversion and settlement value added to note purchase agreements	-	(692,000)
Gain on redemption of common stock	-	687,678
Gain (loss) on net change in derivative liability and conversion of debt	1,371,191	(12,767,194)
Interest and dividend expense	(761,315)	(645,444)
TOTAL OTHER EXPENSE	76,914	(14,191,661)
Net loss	$(767,034)	$(16,108,918)

BASIC AND DILUTED (per share)	$(0.00)	$(0.01)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED (in shares)	1,706,942,790	1,443,544,402

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription			Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	OCL	NCI	Deficit	Total
Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)
Rounding			-	-	(3)	3				-	1
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(83,352,197)	(8,335)	(679,343)	-	-	-	-	(687,678)
Common stock issued for alternative vesting	-	-	-	20,937,829	2,094	167,502	-	-	-	-	169,596
Common stock issued for Conversion Settlement	-	-	-	19,330,459	1,933	210,702	-	-	-	-	212,635
Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000
Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000
Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000
Common stock issued for conversion of Series W Preferred stock	-	-	(50,000)	11,655,012	1,166	48,835	-	-	-	-	50,001
Common stock issued for conversion of Series Y Preferred stock	-	-	(240,000)	52,047,138	5,205	234,795	-	-	-	-	240,000
Common stock issued at fair value for services	-	-	-	20,698,356	2,070	211,011	-	-	-	-	213,081
Common stock issued for Series O Preferred stock dividends	-	-	-	172,730	17	(17)	-	-	-	-	-
Issuance of Series Y Preferred stock through a private placement	-	-	252,500	-	-	-	-	-	-	-	-
Exchange of Series F preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Exchange of Series K preferred stock for Series W preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	426,230	-	-	-	-	426,230
Net Loss	-	-	-	-	-	-	-	-	(208,107)	(15,900,811)	(16,108,918)
Balance at March 31, 2024	31,501,000	$3,150	$7,340,222	1,478,617,331	$147,860	$82,730,257	$100,000	$(132)	$(2,447,600)	$(135,117,546)	$(54,584,010)

	Preferred stock		Mezzanine	Common stock		Additional Paid-in-	Subscription			Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	OCL	NCI	Deficit	Total
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)
Rounding	-	-	-	(1)	(3)	-	-	-	-	-	(1)
Shares issued, Series Y	-	-	25,000	-	-	-	-	-	-	-	-
Shares issued as compensation for employees at fair value	-	-	-	25,415,015	2,542	58,262	-	-	-	-	60,804
Shares issued as compensation, fair value	-	-	-	46,634,094	4,663	112,949	-	-	-	-	117,612
Shares issued, Regulation A	-	-	-	3,189,000	319	31,890	-	-	-	-	32,209
Shares issued, Series O	-	-	-	840,912	84	(84)	-	-	-	-	-
WODI Series A issued for cash	-	-	-	-	-	1,475,957	-	-	-	-	1,475,957
Net Loss	-	-	-	-	-	-	-	-	(110,628)	(656,406)	(767,034)
Balance at March 31, 2025	31,501,000	$3,150	$7,582,722	1,748,196,539	$174,820	$87,078,173	$0	$(132)	$(3,143,872)	$(138,050,180)	$(53,938,041)

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767,034)	$(16,108,918)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,835	7,264
Common and preferred stock issued for services	-	213,081
(Gain) loss on net change in valuation of derivative liability	(1,371,191)	12,767,194
Common and preferred stock issued for services, related party	117,612	-
Stock based compensation expense, related party	60,804	169,596
Stock incentive compensation	773,444	-
Loss from settlement of shares	-	212,635
Net unrealized loss on fair value of securities	9,042	(27,125)
Impairment of receivable from SPAC	-	590,000
Conversion and settlement value loss on WODI	-	692,000
Gain on redemption of common stock	-	(687,678)
Gain on write off of payable	(249,334)	-
Change in Assets (Increase) Decrease in:
Contracts receivable	1,832,431	758,374
Contract asset	393,634	101,791
Right of use asset	24,244	-
Prepaid expenses and other assets	(8,809)	(11,936)
Accounts payable	(649,133)	(341,187)
Lease liability	(22,480)	-
Accrued expenses	425,481	487,156
Contract liabilities	(820,888)	451,997
Net cash used in operating activities	(221,342)	(725,756)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of SPAC notes payable	-	(590,000)
Payments received on long term asset	-	33,000
Purchase of fixed assets	(7,500)	(4,500)
Net cash used in investing activities	(7,500)	(561,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable, SBA	(688)	(660)
Payments on line of credit	-	(89,040)
Payments on loans, merchant cash advance	-	(110,695)
Payments on loans, related party	(63,564)	-
Net payments on cumulative preferred stock dividends	107,608	20,261
Proceeds from convertible secured promissory notes	-	960,000
Common stock issued for Reg A cash	32,209	-
Proceeds from issuance of series A preferred stock	1,475,957	426,230
Net proceeds for issuance of preferred stock for cash - mezzanine classification	25,000	252,500
Net cash provided by financing activities	1,576,522	1,458,596

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,347,680	171,340
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	550,884	488,830
CASH AND CASH EQUIVALENTS END OF PERIOD	$1,898,564	$660,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest and dividends paid	$56,428	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of Series O dividends	$84	$17
Preferred stock converted to common stock - mezzanine	$-	$455,000

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization, Basis of Presentation, and Going Concern

Organization

OriginClear, Inc. (“OriginClear,” “OCLN,” or the “Company”), a Nevada corporation formed on June 1, 2007, develops businesses that address industrial and decentralized water-treatment needs. The Company’s principal executive office is located at 13575 58th Street North, Suite 200, Clearwater, Florida 33760.

Subsidiaries

OriginClear’s principal subsidiary is Water On Demand, Inc. (WODI), which was created on September 21, 2023 through a merger with Progressive Water Treatment, Inc. (“PWT”), which was originally acquired by the Company on October 1, 2015.

As of 31 March 2025, WODI had three divisions: PWT, which specializes in engineered water treatment solutions and is a key revenue contributor. Modular Water Systems (“MWS”), launched in 2018, designed modular water wastewater treatment systems for decentralized applications. Water On Demand (WOD) is a vehicle for financing Design-Build-Own-Operate (DBOO) water services, focusing on pay-per-gallon water treatment solutions.

Subsequently, on May 08, 2025, Water On Demand Inc. announced its plan to focus entirely on developing and providing financing services for, instead of competing with, water equipment companies. As a first step in the new plan, Daniel M. Early, President and Chief Engineer of the Modular Water Systems (MWS) business unit of WODI, agreed to sunset the MWS unit over the next 60 days. As a result, PWT became the sole revenue contributor, while the Company focused on developing WOD for the financial services mission.

OriginClear manages a second subsidiary, Water On Demand #1, which was created to hold funds raised in the Company’s Series Y offering for prospective DBOO projects. These funds were loaned to WODI to fund a merger. As of March 31, 2025, WODI owed WOD #1 $2,870,227. Investors have been receiving quarterly stock grants in WODI as discretionary interest payments in proportion to their contribution, and as of filing, WODI plans to purchase OCLN shares on behalf of investors, with a view to eliminating the debt.

A third subsidiary, OriginClear Technologies Ltd, is an inactive Hong Kong entity.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. GAAP for interim periods and with SEC Regulation S-X Rule 10-01. In the opinion of management, all normal, recurring adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2025, are not necessarily indicative of results for the full year. These interim statements should be read in conjunction with the Company’s audited financial statements included in its Form 10-K for the year ended December 31, 2024. All intercompany balances and transactions have been eliminated in consolidation.

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

2.	Summary of significant accounting policies

Principles of consolidation

The unaudited condensed consolidated financial statements include OriginClear, Inc. and its wholly owned subsidiaries: WODI, Water on Demand #1, and OriginClear Technologies Ltd. All material intercompany balances and transactions are eliminated.

Cash and cash equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less.

Use of estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses and related disclosures. Key estimates include impairment of long-lived assets, percentage-of-completion revenue, collectability of receivables, warranty reserves, inventory valuation, fair value of derivative liabilities, fair value of investments, stock-based compensation, and valuation allowances on deferred tax assets. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue under ASC 606. Product revenue is recorded at shipment when control transfers. Construction-type contracts are recognized over time using an input-cost method that depicts transfer of control to the customer. Contract losses are recognized immediately when determined. Contract receivables, contract assets, and contract liabilities reflect the timing difference between performance and customer billing.

Net loss per share

Basic loss per share is computed by dividing net losses attributable to common shareholders by the weighted average common shares outstanding. Diluted loss per share is the same as basic for the three months ending March 31, 2025, and 2024 because potential common shares were anti-dilutive.

Loss per share

	For the Three Months Ended March 31,
	2025	2024
Loss to common shareholders (Numerator)	$(767,034)	$(16,108,918)
Basic and diluted weighted average number of common shares outstanding (Denominator)	1,706,942,790	1,443,544,402

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

Contract receivables and allowance for doubtful accounts

Contract receivables are stated at billed amounts less an allowance for doubtful accounts of $126,746 at March 31, 2025, and $0 at December 31, 2024. The allowance is based on review of aged receivables, customer credit risk, and current economic conditions.

The net contract receivable balance, after deducting the allowance for doubtful accounts, was $670,986 and $2,503,416, respectively.

Prepaid expenses

Prepaid expenses represent payments made by the Company in advance for goods or services that provide future economic benefits. These amounts are recorded as assets upon payment and subsequently expensed over the periods in which the related benefits are realized, in accordance with the matching principle.

As of March 31, 2025, and December 31, 2024, the prepaid expenses balance was $8,809 and $0, respectively.

Property and equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three to 10 years. Depreciation expense was $30,835 and $7,264 for the three months ended March 31, 2025 and 2024, respectively. Long-lived assets are reviewed for impairment under ASC 360 when events indicate their carrying amount me not be recoverable.

	March 31, 2025	December 31, 2024
Machinery and equipment	$148,130	$148,131
Leasehold improvements	85,348	85,348
Computer equipment and software	66,491	66,491
Vehicles	64,277	64,277
Demo Units	36,139	36,139
Furniture and fixtures	27,452	27,452
Gross property and equipment	427,837	427,838
Less accumulated depreciation	(378,559)	(371,969)
Net property and equipment	$49,278	$55,869

Leases

The Company accounts for leases under ASC 842. Right-of-use (“ROU”) assets and lease liabilities are recognized at lease commencement based on present value of lease payments, using the Company’s incremental borrowing rate when the implicit rate is not readily determinable. Lease expense is recognized on a straight-line basis. Short-term leases (12 months or less) are expensed as incurred.

Stock-based compensation

Stock-based compensation is measured at grant-date fair value and recognized over the vesting period for employees, and at measurement date for non-employees, in accordance with ASC 718. Warrants issued for services or financing are recorded at fair value on the grant date.

Derivatives

The Company evaluates all financial instruments for derivative features and records derivatives at fair value with changes in fair value recognized in earnings. A binomial lattice model is used to value stock-based derivatives. Classification between equity and liability is reassessed each reporting period.

Fair value of financial instruments

Financial instruments measured at fair value follow ASC 820’s three-level hierarchy. Level 1 inputs are quoted prices for identical assets in active markets: level 2 are observable inputs other than quoted prices: Level 3 are unobservable inputs. Derivative liabilities are Level 3 and are re-measured at each reporting period.

ASC 820-10-50-2A permits omission of disclosures from interim financial statements if there have been no material changes in valuation techniques, inputs or measurements since the most recent annual reporting period. Because there have been no material changes in our level 1 or level 2 fair-value measurements since December 31, 2024, the Company has omitted the full hierarchy table for those levels in this Form 10-Q.

The following table reconciles the Company’s Level 3 derivative liabilities for the three months ended March 31, 2025:

	Total	(Lvl 1)	(Lvl 2)	(Lvl 3)
Convertible notes liability	$(13,224,525)	$-	$-	$(13,224,525)
Warrants liability	(55,610)	-	-	(55,610)
Total derivative liability, March 31, 2025	(13,280,135)	-	-	(13,280,135)

Significant unobservable inputs used in the March 31, 2025 valuation include the risk-free interest rate, expected share-price volatility, expected term of the instruments and the Company’s closing share price.

Goodwill and Indefinite-lived intangibles

Business combinations are accounted for under ASC 805. Goodwill and indefinite-lived intangibles are tested annually, or more frequently if events warrant, under ASC 350. No impairment was identified as of March 31, 2025, or 2024.

Segment Reporting

Under ASC 280, the Company operates as a single reportable segment because its three distinct operating segments – PWT, MWS and WODI share similar economic characteristics, products and services, and customers. The Chief Executive Officer, the Chief Operating Decision Maker, reviews consolidated results to allocate resources.

Marketable Securities

Investments not accounted for under the equity method are measured at fair value with changes recognized in earnings pursuant to ASU 2016-01. The Company’s investment in Water Technologies International, Inc. is carried at fair value.

Work-in-process

Work-in-process represents costs incurred on contracts that have not yet been billed and are expected to be recovered through contract performance.

Recently issued accounting pronouncements

Management has evaluated all recently issued accounting standards and does not expect any to have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation with no effect on previously reported net loss or shareholders’ deficit.

3.	Leases

The Company leases its production facility at 5225 W. Houston Street, Sherman, Texas under a non-cancellable operating lease that commenced on July 1, 2024, and expires on July 31, 2029 (61 months). The lease is triple-net; the Company pays all property taxes, insurance, and maintenance. The lease is accounted for under ASC 842.

Right-of-use asset and Lease liability

At commencement the Company recorded a ROU asset and corresponding lease liability measured at the present value of future lease payments, discounted at the Company’s 11.84% incremental borrowing rate. As of March 31, 2025, the ROU asset, net of amortization, was $556,149; the lease liability was $574,756, of which $100,223 is classified as current and $474,533 as non-current.

Lease expense

For the three months ended March 31, 2025, lease-related expenses included ROU amortization of $70,926 and interest expense on the lease liability of $36,724. Because the facility supports manufacturing operations, both amounts are included in cost of goods sold.

Maturity of lease liability

Future minimum lease payments as of March 31, 2025, are as follows:

Period	Amount
Year 1 (remainder of fiscal year)	$121,853
Year 2	166,602
Year 3	171,465
Year 4	176,666
Year 5 and thereafter	104,867
Total Lease Payments	$741,453
Less: Present Value Discount	(166,697)
Total Lease Liability	$574,756

The lease contains no purchase options, residual value guarantees, or extension or termination options that the Company is reasonably certain to exercise.

4.	Equity

OriginClear, Inc. Preferred Stock

Series C – On March 14, 2017, the Board issued 1,000 non-convertible, non-dividend bearing Series C shares to the CEO for $0,10; the shares carry 51% of the Company’s voting power. 1,000 shares remained outstanding at March 31, 2025.

Series D-1 – 50,000,000 shares were designated on April 13, 2018. Each share is convertible into 0.0005 common shares, subject to a 4.99% (9.99% on 61-days’ notice) ownership cap. 31,500,000 shares were outstanding at March 31, 2025.

Series F, G, I, K – These non-convertible 8% preferred series were required to be redeemed in 2020–2022. The Company has not redeemed the remaining 50 Series F, 25 Series G, 25 Series I, and 297.15 Series K shares, and is in default on an aggregate $397,150 stated redemption value (see Item 3, Defaults Upon Senior Securities of the MD&A).

Series J, L, M, O, P, Q, R, S, U, W – These convertible or dividend-bearing series remain outstanding as detailed below. All are classified outside permanent equity because redemption is not solely within the Company’s control or conversion prices are market-variable.

Series	Stated value	Dividend rate	Convertible	Shares outstanding March 31, 2025
J	1,000	none (as converted)	yes	210
L	1,000	none (as converted)	yes	320.5
M	25	10% cumulative	no	40,300
O	1,000	8% cash, 4% stock	yes	185
P	1,000	none (as converted)	yes	30
Q	1,000	12% cash	yes	410
R	1,000	12% cash	yes	1,473
S	1,000	12% cash	yes	110
U	1,000	none (as converted)	yes	270
W	1,000	12% cash	yes	696.5

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y, with an original issue price of $100,000 per share. Holders are entitled to annual distributions of up to 25% of net profits from designated subsidiaries, payable within three months of year-end. Series Y is convertible into common stock, subject to a 4.99% beneficial ownership limitation.

During the quarter ending March 31, 2025, the Company raised $25,000 in gross proceeds from a private placement of Series Y preferred stock.

As of March 31, 2025, 28.8 shares of Series Y preferred stock were issued and outstanding.

OriginClear, Inc. Common Stock

In Q1 2025 the Company:

●	issued 25,415,015 shares for services (grant-date fair value $60,804, determined using the closing price on the grant dates, at per-share prices ranging from $0.0022 - $0.034.)

●	issued 46,634,094 shares for employee bonuses (grant date fair value of $117,612, determined using the closing price on the grant dates).

●	issued 840,912 shares for Series O dividends

●	issued 3,189,000 shares in Regulation A offering for $32,209 cash.

After these transactions, 1,748,196,539 common shares were issued and outstanding at March 31, 2025.

In Q1 2024 the Company:

●	issued 20,698,356 shares for services (grant-date fair value $213,081, determined using the closing share price on the grant dates, at per share ranging from $0.0065 - $0.011.

●	issued 172,730 shares for Series O dividends.

●	issued 19,330,459 shares for settlement of conversion agreements (grant-date fair value $212,635, determined using the closing share price on the settlement date.

●	issued 20,937,829 shares for alternate vesting (fair value $169,596, determined using the closing share price on the grant dates).

●	issued 101,048,108 shares upon conversion of $455,000 of preferred stock.

The Company redeemed 83,352,197 shares of common stock at a market price of $0.01 per share with a gain in the amount of $687,678.

Water on Demand, Inc. (“WODI”) Equity

Common Stock

At March 31, 2025, WODI had 14,057,115 common shares outstanding; OriginClear owned 12,171,067 shares (86.58%) and unaffiliated investors held the balance.

Preferred Stock

On January 14, 2025, WODI filed a second amendment to its Certificate of Formation to authorize three series of preferred stock, reserving (i) 10,000,000 Series A shares for private placement, (ii) 1,000,000 Series B shares (none issued), and (iii) 1,000 Series C shares (all issued to the CEO; non-convertible, 51% voting control).

During the quarter ending March 31, 2025, WODI raised $1,475,957 in proceeds from the sale of Series A Preferred Stock.

9,813,718 Series A shares were outstanding at March 31, 2025.

Series	Stated value	Dividend rate	Convertible	Shares outstanding March 31, 2025
A	0.16	none (as converted)	yes	9,813,282
B	1.25	up to 25% quarterly	yes	-
C	0.10	none (as converted)	no	1,000

5.	Restricted Stock Grants and Warrants - OCLN

Restricted Stock Grant Agreements (“RSGAs”)

The Company has outstanding performance-based RSGAs with its chief executive officer, directors, employees, and consultants. Shares vest only upon achievement of two cumulative, trailing-twelve-month milestones: (i) consolidated gross revenue of at least $15 million and (ii) consolidated operating profit of at least $1.5 million, both as reported under U.S. GAAP. Through March 31, 2025, neither milestone had been met; accordingly, no stock-based compensation expense has been recognized.

The Board subsequently approved an alternative vesting mechanism: if a milestone is not achieved but the fair-market value (“FMV”) of the Company’s common stock on a scheduled vesting date is below the FMV on the RSGA effective date, the number of shares that vest is adjusted so that the aggregate FMV of the vested shares equals the grant-date FMV. Once either Company performance milestone is met, only the original milestone-based vesting schedule will apply to any remaining unvested shares.

Warrants

A summary of OCLN’s warrant activity and related information for the three months ended March 31, 2025, is as follows:

	Number of warrants	Weighted average exercise price
Outstanding - beginning of period	79,142,589	$0.9603
Granted	3,274,000	$0.0397
Exercised	-	$-
Expired	-	$-
Outstanding - end of period	82,416,589	$0.9237

At March 31, 2025, the weighted average remaining contractual life of warrants outstanding:

			Weighted
Exercisable	Warrants	Warrants	Average Remaining Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.0200	600,000	600,000	0.0073
$0.0275	8,727,273	8,727,273	0.1059
$0.1000	2,500,000	2,500,000	0.0303
$0.2500	56,109,816	56,109,816	0.6808
$1.0000	3,760,000	3,760,000	0.0456
$0.0100	-	-	-
$-	10,719,500	10,719,500	0.1301
	82,416,589	82,416,589

WODI Warrants Issued

During the three months ended March 31, 2025, in connection with its private placement of Series A Preferred Stock, WODI issued fully vested warrants exercisable for a total of 12,512,282 shares of WODI common stock. These warrants carry an exercise price of $0.16 per share and have expiration dates ranging from January 31, 2030, through March 31, 2030. An independent valuation of these warrants using the Black-Scholes model (volatility 29.3% – 32.7%; risk-free rate 3.96% – 4.26%; no dividend yield; common-stock FMV $0.08611) determined aggregate grant-date fair value of $153,797.

6.	Convertible Promissory Notes

OriginClear, Inc.

As of March 31, 2025, the outstanding convertible promissory notes are as follows:

Convertible promissory notes	$2,617,692
Less current portion	597,944
Total long-term liabilities	$2,019,748

Maturities of long-term debt for the next five years are as follows:

Period ending March 31,	Amount
2025 (remaining 9 months)	82,473
2026	1,875,000
2027	-
2028	62,275
2029	-
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

As of March 31, 2025, the remaining balance was $683,700, classified as long-term.

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

As of March 31, 2025, the remaining balance was $62,275, classified as long-term.

2015 Notes

The Company’s 2015 unsecured convertible promissory notes bear interest at an annual rate of 10% and were extended to maturity dates ranging from February to August 2024. These notes are convertible at prices ranging from $1,400 to $5,600 per share or 50% of the lowest trade price post-issuance. The conversion feature is classified as a derivative liability under ASC 815.

As of March 31, 2025, the remaining balance was $1,200,000, classified as long-term.

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

As of March 31, 2025, the remaining balance was $167,048, classified as short-term.

Sep 2016 Note

The Company issued a $430,896 convertible note (“Sep 2016 Note”) in exchange for accounts payable. The Sep 2016 Note has similar terms to the Dec 2015 Note, with a conversion price of 75% of the three lowest sale prices over 25 trading days. It is accounted for as a derivative under ASC 815 due to reset features.

As of March 31, 2025, the remaining balance was $430,896, classified as short-term.

Nov 2020 Note

The Company issued a $50,000 convertible promissory note (“Nov 2020 Note”), extended for 60 months, bearing 10% annual interest. The conversion price is the lesser of $0.05 per share or 50% of the lowest trade price post-issuance. The conversion feature is treated as a derivative under ASC 815.

As of March 31, 2025, the remaining balance was $13,772, classified as long-term.

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

As of March 31, 2025, the balance of the Jan 21 Note was $60,000, classified as long-term.

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

As of March 31, 2025, the derivative liability for the convertible promissory notes was $13,224,526.

WODI

As of March 31, 2025, WODI had outstanding convertible secured promissory notes totaling $21,363,639.

7.	Revenue from Contracts with Customers

The Company recognized revenue in accordance with ASC 606. Equipment contracts and custom-pump station projects are satisfied over time; revenue is measured using an input-cost method that reflects the transfer of control to the customer. Component sales, service work, rental income, and training are point-in-time arrangements recognized upon shipment or completion of services. Contract losses are recorded immediately when identified. Indirect and corporate costs are expensed as incurred.

Disaggregated revenue

Three months ended March 31	2025	2024
Equipment Contracts	$1,512,503	$363,358
Pump Stations	316,564	296,360
Component Sales	258,864	206,387
Services Sales	9,119	70,534
Rental Income	-	6,573
Commission & Training	-	225
	$2,097,050	$943,437

Revenue recognition for other sales arrangements, such as component sales and service sales, remained materially consistent during the periods presented.

Contract balances

	Contract assets	Contract liabilities
Balance at December 31, 2024	$1,246,080	$4,111,797
Revenue recognized	2,097,050	(2,097,050)
Cash collected / reclassifcations	(2,490,684)	1,276,162
Balance at March 31, 2025	852,446	3,290,909

Contract assets represent revenue recognized in excess of amounts billed; contract liabilities represent billings in excess of revenue recognized. All contract balances are classified as current because they are expected to settle within the normal operating cycle of the respective contracts. No material impairment of contract assets was recorded, and no significant changes in contract-estimate methodologies occurred during the period.

8.	Financial Assets

Equity Security – Water Technologies International, Inc. (“WTII”)

At March 31, 2025, the Company held 1,100,200 shares of WTII common stock. The investment is accounted for under ASC 321 and is measured at fair value on a recurring basis using quoted prices in tan active market. (Level 1 input under ASC 820).

	Fair value 12/31/2024	Change in fair value	Fair value 3/31/2025
WTII common stock	$31,646	$(9,042)	$22,604

The $9,042 unrealized loss for the three months ended March 31, 2025 is reported in Unrealized loss on investment securities within other income (expense) in the condensed consolidated statement of operations.

9.	Loans Payable

Small Business Administration (EIDL) Loan

On June 12, 2020, the Company received a $150,000 Economic Injury Disaster Loan. Principal and interest payments commenced after the initial deferral period. The outstanding balance was $149,312 at March 31, 2025.

Related Party Loans Payable

As of March 31, 2025, the Company had two outstanding promissory notes issued to its CEO, reviewed and approved by the Board under the Company's Related Party Transaction Policy for general corporate purposes.

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

As of March 31, 2025, the combined outstanding balance of both notes was $174,481. For further details, see Footnote 14 – Related Party.

10.	WODI

WODI, a majority-owned subsidiary of OriginClear, Inc., finances, builds, owns, and operates packaged water-treatment systems for customers under design-build-own-operate (“DBOO”) agreements that bill on a per-gallon basis. OriginClear holds 86.6% of WODI’s outstanding common stock and consolidates its results (see Note 2, Principles of Consolidation).

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

Subsequent to March 31, 2025, on May 8th, 2025, WODI’s board approved plans to sunset the MWS business unit. On April 23, 2025, WODI announced the launch of its $100 million Opportunity Zone Private Water Infrastructure Fund, and on May 8th, 2025, announced its strategic refocus on water fintech – eliminating competition with water equipment companies. See Note 16 for additional subsequent events and required disclosures.

Convertible Notes

At March 31, 2025 WODI had $21,363,639 of secured convertible promissory notes outstanding (see Note 6).

Restricted-Stock Grant Agreements (WODI RSGA’s)

Between August 12, 2022 and August 3, 2023, WODI approved restricted-stock grant agreements covering up to 15,550,000 WODI common shares for directors, employees, and consultants. Shares vest upon the earlier of (i) WODI’s common stock being listed on a national securities exchange or (ii) the third anniversary of the grant date, subject in each case to quarterly trading-volume thresholds. No restricted shares vested during the three months ended March 31, 2025, and no compensation expense was recognized because vesting was not considered probable under ASC 718.

11.	Commitments and Contingencies

Facility Lease

The Company occupies its production facility at 5225 W. Houston, Sherman, Texas, under a non-cancelable operating lease that began July 1, 2024. (see Note 3) The lease is triple-net, and the current monthly base rent is $13,313. Lease payments due after March 31, 2025, total $741,453.

Warranty Reserve

PWT projects are generally warranted against defects in materials and workmanship for one year from the date of completion, with certain construction areas and materials having extended guarantees. Based on historical experience, known risks related to critical components, and management’s assessment, the Company recorded a warranty reserve of $50,000 as of March 31, 2025. This reserve reflects potential liabilities related to high-value components (pumps, RO membranes, and EDI modules). Management believes this reserve is adequate to cover probable warranty claims.

Litigation

There were no material developments during the quarter in the action with Process Solutions, Inc. or other legal proceedings previously described in the Company’s Form 10-K filed April 18, 2024. Management does not believe the ultimate resolution of these matters will have a material adverse effect on the condensed consolidated financial statements.

No other commitments, guarantees, or contingent liabilities requiring disclosure were identified as of March 31, 2025.

12.	Related Party

As of March 31, 2025, the Company issued two promissory notes to its CEO.

Promissory Note $98,000

On September 24, 2024, the Company issued a promissory note with a principal amount of $98,000. The note accrues interest at a rate of 10% per annum, with monthly payments of $9,214 commencing on October 24, 2024.

Promissory Note $208,000

On September 2, 2024, the Company issued an unsecured promissory note for a principal amount of $208,000, which includes a $200,000 cash advance and an $8,000 loan fee. The note accrues interest at 10% per annum, with monthly payments of $13,877 starting on October 4, 2024. The note is subordinate to other Company indebtedness.

Both promissory notes were reviewed and approved by the Company’s Board of Directors in accordance with the Company’s Related Party Transaction Policy. The proceeds from the notes will be used for general corporate purposes.

Takeoff Services Inc

On September 9, 2024, certain Company officers formed Takeoff Services Inc. (“TSI”), an independent entity focused on supporting early-stage fundraising. There is no asset transfer between TSI and the Company. The parties are evaluating a potential collaboration under a non-binding MOU, which may allow the Company to identify TSI clients for possible incubation.

PPM Marketing

The Company has engaged PPM Marketing, an entity affiliated with a member of WODI’s executive leadership team, to provide consulting and advisory services in support of its fundraising initiatives. These services include creative content development, funnel creation and management, lead management, and related campaign support. The arrangement is considered a related party transaction due to the executive’s affiliation with both WODI and PPM. The Company will continue to monitor the arrangement in accordance with its related party transaction policy.

13.	Reporting Segments

WODI operates through three operating segments, aligned with its core activities. The Chief Operating Decision Maker (CODM), evaluates performance and allocates resources based on these segments:

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

The following table summarizes financial results by segment for the three months Ended December 31, 2025:

Reportable Segments:	Water System Solution Engineering	Modular/ Prefabricated Treatment and Conveyance Systems	Full Service Water Systems (Operate; and Operate)	Corporate	Total
For the three months ended March 31, 2025
Revenue	$1,404,670	$692,379	$-	$-	$2,097,050
Gross profit	504,942	187,960	-	(288)	692,614
General and administrative expenses	285,156	343,801	-	544,613	1,173,570
Operating income (loss)	209,017	(385,959)	-	(667,006)	(843,948)
Segment assets	3,251,590	740,776	-	88,722	4,081,087
Gross profit as a % of revenue	35.95%	27.15%	-	-	33.03%

For the three months ended March 31, 2024:
Revenue	$672,283	$264,584	$-	$6,570	$943,437
Gross profit (loss)	74,063	(193,136)	-	6,570	(112,503)
General and administrative expenses	202,430	41,556	-	971,804	1,215,790
Operating loss	(140,186)	(234,797)	-	(1,542,274)	(1,917,257)
Segment assets	2,126,392	331,316	-	2,532,831	4,990,539
Gross profit as a % of revenue	11.02%	-	-	100.00%	(11.92)%

14.	Subsequent Events

Management has evaluated subsequent events in accordance with ASC Topic 855 and has identified the following subsequent events:

On January 23rd, 2025, a holder of a $1,000,000 secured promissory note issued by the Company wrote to request clarification on the current options available to him for repayment. Following discussions, the Company made a settlement offer on April 4th, 2025. At the same time, the holder countered with a proposal for a repayment plan which the Company turned down on April 14th, 2025. On April 29th, 2025, the Holder notified the Company that they were requiring a payment for the full amount of the note. The parties agreed to mediation, which was initiated on May 7th, 2025. Management considers this a subsequent event requiring disclosure but no adjustment to the financial statements as of March 31 ,2025.

On April 1, 2025, holders of WODI Convertible Promissory Notes converted a total principal amount, along with accrued interest of $23,575,100 into an aggregate of 14,130,851,121 shares of OCLN common stock and 8,511,343 shares of WODI common stock.

On April 28, 2025, the Company abandoned the Clear Aqua Trademark.

On April 30, 2025, the Company issued 1,690,141 shares of OCLN common stock to a consultant in exchange for services rendered.

On April 30, 2025, the Company issued WODI cashless warrants representing an aggregate of 139,132 shares as discretionary interest payments for investments in the Company’s Series Y offering.

Between April 3, 2025, and May 5, 2025, WODI raised a total of $350,000 in proceeds through a private placement, issuing an aggregate of 2,187,500 shares of Series A stock and 2,187,500 warrants.

In April 2025, Water On Demand Inc. announced the formation of the Water On Demand Infrastructure Fund, a $100 million Opportunity Zone (OZ) private water infrastructure fund. This fund is designed to finance decentralized water treatment projects in designated OZs, providing investors with potential tax advantages under the Tax Cuts and Jobs Act of 2017. The fund structure includes a sponsor LLC serving as the general partner and Water On Demand acting as the servicing organization responsible for business development, contract origination, project management, and paymaster functions. The fund aims to address the significant funding gap in U.S. water infrastructure by facilitating private investment in water treatment solutions. As of the filing date, the fund is in the early stages of formation, with discussions ongoing with prospective investors. Management considers this a subsequent event requiring disclosure but not adjustment to the financial statements as of March 31, 2025

On May 3, 2025, the Company abandoned the H20 patent.

On May 8, 2025, the Company signed a settlement and transition agreement with the President of the MWS unit, to wind down MWS within 60 days, terminate the related intellectual-property license, forgive approximately $0.18 million of accrued royalties, and retain him as an outside technical advisor; thereafter the Company will focus solely on water-infrastructure financing. Because this event occurred after the March 31, 2025, balance-sheet date, no adjustments have been recorded in these financial statements, and management will evaluate discontinued-operations presentation once the wind-down is complete.

No other subsequent events requiring adjustment or disclosure were identified as of the filing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties, many of which are beyond our control. These statements may relate to our business and financial strategies, intellectual property, production capabilities, future operating results, and our overall plans, objectives, expectations, and intentions, to the extent they are not historical facts.

All statements in this report, other than those based on historical fact, including those regarding our operations, financial position, estimated revenues and losses, projected costs, and strategic outlook, are considered forward-looking. Words such as “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” and “project,” among others, are often used to identify these statements, although their absence does not mean a statement is not forward-looking.

These statements speak only as of the date of this report and should not be relied upon as guarantees of future performance. While we believe the expectations reflected in these forward-looking statements are reasonable, we cannot assure they will be realized. Forward-looking statements appear throughout this report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results may differ materially due to various risks and uncertainties, and no assurance can be given that the plans, intentions, or expectations expressed in these statements will occur.

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

Overview of Business

OriginClear, Inc., originally founded in 2007 as OriginOil®, rebranded in 2015 to reflect its strategic shift toward industrial water innovation. Now operating as the Clean Water Innovation Hub™ (“CWIB”), the Company focuses on incubating and launching water-related businesses with scalable potential in the global water industry. OriginClear’s primary focus is to support its wholly owned subsidiary, Water On Demand, Inc. (“WODI”), which consists of three operating units: Progressive Water Treatment (“PWT”), Modular Water Systems (“MWS”), and Water on Demand (“WOD”).

PWT is the Company’s primary revenue driver, providing custom-engineered water treatment systems. MWS, which holds an exclusive master license for three active patents and related intellectual property, benefits from a valuation conducted in April 2023 that estimated the IP’s nominal value between $26.6 million and $53.2 million. Its product differentiation is further supported by proprietary know-how and operational excellence. WOD, currently in development, is designed to deliver outsourced water treatment services under a Design-Build-Own-Operate (“DBOO”) model. This unit aims to enable businesses to achieve water self-sufficiency by paying for treatment services on a per-gallon basis, with an initial showcase of this model currently in progress.

Recent Developments

In 2023, OriginClear consolidated three operating divisions into WODI.

On May 8, 2025, the Company signed a settlement and transition agreement with the President of the MWS unit, to wind down MWS within 60 days, terminate the related intellectual-property license, forgive approximately $0.18 million of accrued royalties, and retain him as an outside technical advisor; thereafter the Company will focus solely on water-infrastructure financing. Because this event occurred after the March 31, 2025, balance-sheet date, no adjustments have been recorded in these financial statements, and management will evaluate discontinued-operations presentation once the wind-down is complete.

Water Businesses

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

PWT designs and manufactures turnkey water treatment systems for municipal, industrial and pure water applications. Its competitive advantages lie in 25-years of experience that enables depth of understanding of each customer’s needs and employing multiple technologies – such as chemical injection, media filtration, membranes, ion exchange, and supervisory control and data acquisition (“SCADA”) systems – to deliver complete, customized solutions.

In addition to system design and manufacturing, PWT offers ongoing services that include maintenance contracts, retrofits, and replacement support. The Company also rents equipment under contracts of varying terms.

Modular Water Systems

MWS provides a distinctive line of prefabricated water transport and treatment solutions designed for decentralized applications. The division is led by a senior engineering executive with extensive expertise in modular infrastructure. On June 25, 2018, the Company obtained a worldwide, exclusive, non-transferable license to the proprietary technology underlying MWS solutions. This license was renewed in May 2020 for a ten-year term and included rights to sublicense the technology and form manufacturing joint ventures.

On June 9, 2023, an identical license agreement was executed with WODI, and on June 12, 2023, the prior agreement with OriginClear was mutually canceled.

MWS, supported by Progressive Water Treatment and other fabrication partners, designs and delivers modular equipment marketed under the EveraMOD™, EveraSKID™, and EveraTREAT™ brands. These systems are intended for a range of end users—such as institutional campuses, real estate developments, and industrial sites—that require localized wastewater treatment.

On January 10, 2024, the Company announced a MOU between WODI and Plastic Welding and Fabrication, Ltd. (“PWF”) of Buda, Texas. PWF currently manufactures critical enclosures used in MWS solutions. The MOU is intended to streamline manufacturing operations and includes a LOI to evaluate a potential acquisition of PWF by WODI. If completed, the acquisition would establish WODI’s first in-house MWS production facility. Discussions are in early stages and no assurances can be made regarding the outcome.

On March 26, 2024, the Company announced an MOU between MWS and Enviromaintenance of Georgetown, Texas to jointly promote standardized wastewater systems in the Central Texas market, particularly targeting the Mobile Home Park (“MHP”) segment. The initiative aims to provide affordable and scalable wastewater solutions tailored to the MHP sector.

Subsequently, on May 08, 2025, Water On Demand Inc. announced its plan to focus entirely on developing and providing financing services for, instead of competing with, water equipment companies. As a first step in the new plan, Daniel M. Early, President and Chief Engineer of the Modular Water Systems (MWS) business unit of WODI, agreed to sunset the MWS unit over the next 60 days. As a result, PWT became the sole revenue contributor, while the Company focused on developing WOD for the financial services mission.

Patents and Intellectual Property

On June 25, 2018, the Company obtained a worldwide, exclusive, non-transferable license to a portfolio of intellectual property related to modular water treatment systems. This portfolio includes five issued U.S. patents as well as supporting design software, CAD files, marketing materials, and technical specifications (collectively referred to as the “MWS IP”).

On May 20, 2020, the license was renewed for an additional ten years, with the possibility of three-year extensions. The renewal also granted the Company the rights to sublicense the Early IP, and, with approval, to establish ISO-compliant manufacturing joint ventures.

As part of the sale of MWS-related assets to WODI on April 14, 2023, the license to the MWS IP was transferred to WODI. A new ten-year license agreement reflecting this transfer was executed on June 9, 2023, and the prior license agreement with OriginClear was terminated on June 12, 2023.

Subsequently, on May 10, 2025, Daniel M. Early and WODI mutually agreed to terminate this license.

On May 10, 2021, the Company announced the filing of a patent application titled “System and Method for Water Treatment Incentive,” which incorporates blockchain and NFT technologies to facilitate automated payment distribution for outsourced water treatment services billed on a per-gallon basis.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

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

Fair Value of Financial Instruments

Fair value of financial instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2025, the amounts reported for cash, prepaid expenses, accounts payable and accrued expenses approximate the fair value because of their short maturities.

Results of Operations for the three months ended March 31, 2025, and 2024.

Revenue and Cost of Sales

Revenue for the three months ended March 31, 2025, was $2,097,050, up $1,153,613 from $943,437 in 2024. The increase was driven mainly by equipment-contract revenue, which rose to $1,512,503 from $363,358 as larger projects reached billing milestones. Pump-station sales grew to $316,564 from $296,360, and component sales increased to $258,864 from $206,387.

Cost of goods sold rose to $1,404,436 from $1,055,940, up $348,496 (33%), in line with the higher sales volume. Gross profit improved to $692,614 from a gross loss of $112,503 in 2024, and gross margin moved from (-11.9%) to (33.0%).

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2025, and 2024, were $362,992 and $588,964, respectively. The $225,972 (38%) decrease was attributable to a project-specific marking, lower service sales commissions compared to the prior year period, and a decline in advertising, website development, and other promotional activities.

General and Administrative Expenses

General and administrative expenses totaled $1,173,570 for the three months ended March 31, 2025, down $42,220 (3%), from $1,215,790 in 2024. The decrease was driven by reduced legal and professional-services fees, which more than offset a $126,746 bad-debt provision and higher payroll-related costs in the current period.

Other Income and (Expenses)

Other income (expense) for the three months ended March 31, 2025, was $(76,914), compared with $(14,189,728) in 2024, an improvement of $14,112,814. The swing was driven by a $1,371,191 gain on re-measurement of derivative liabilities versus a $12,767,194 loss in the prior year, a $249,334 gain from the write-off of loans payable, and the absence of the $590,000 SPAC-receivable impairment and the $902,702 conversion-settlement charge recorded in 2024. Offsetting factors included $773,444 of preferred-stock incentive compensation, a $115,871 increase in interest and dividend expense, the absence of last year’s $687,678 gain on redemption of common stock, and a $36,167 unfavorable change in unrealized investment gains.

Net Income/(Loss)

Net loss for the three months ended March 31, 2025, was $(767,034) compared with $(16,106,985) for the same period in 2024, an improvement of $15,339,951. The variance reflects a $1,371,191 gain on re-measurement of derivative liabilities verses a $12,767,194 loss in the prior year, a $249,334 gain from the write-off of payables and absence of the 2024 SPAC-receivable impairment and conversion-settlement charge.

Offsetting these items were $773,444 of preferred-stock compensation and $115,871 increase in interest and dividend expense. Derivative values are highly sensitive to the Company’s stock price, volatility, interest rates, and other contractual terms: shifts in these inputs can produce significant period-to-period fluctuations in reported results.

Liquidity and Capital Resources

On March 31, 2025, the Company had cash and cash equivalents of $1,898,564, compared with $550,884 at December 31, 2024. The working-capital deficit was $(44,488,716) versus $(45,437,508) at year-end and shareholders’ deficit was $(53,938,041), an improvement of $919,547 since December 31, 2024.

Net cash used in operating activities was $221,342, reflecting the net loss adjusted for a $1,371,191 gain on the change in fair value of derivative liabilities, $773,444 of preferred-stock incentive compensation, and working-capital movements—including a $1,832,431 increase in contracts receivable and a $820,888 decrease in contract liabilities.

Investing activities used $7,500, primarily for fixed-asset purchases. Financing activities provided $1,576,522, largely from the proceeds of Series A preferred stock issuances and common stock sold in a Regulation A offering.

The Company expects negative operating cash flows to continue over the next 12 months and has scheduled debt-service and lease obligations of approximately $3.2 million during that period. Management plans to satisfy these requirements through additional equity or convertible-debt financings now under discussion, but no binding commitments exist. If financing cannot be obtained, management will reduce discretionary spending and defer expansion projects.

Because of recurring losses, negative operating cash flows, and large working-capital and equity deficits, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year after these financial statements are issued. The statements do not include any adjustments that might result from this uncertainty.

The Company’s prior Regulation A offering of Series M Preferred Stock may be subject to rescission claims. Although no claims have been asserted, any successful claim could adversely affect liquidity; the potential liability is not presently determinable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, and is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. These controls and procedures were determined to be effective in ensuring that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and communicated to management to support timely decision-making regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

Management recognizes that no system of internal control over financial reporting or disclosure controls can provide absolute assurance. A control system, no matter how well designed and operated, can provide only reasonable assurance that its objectives will be met. Accordingly, management must exercise judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of this filing, the Company remains in default on four preferred stock series that have reached their contractual redemption dates. The defaults comprise 50 shares of Series F Preferred Stock with an aggregate redemption price of $50,000 that became due on September 1 2020; 25 shares of Series G Preferred Stock with an aggregate redemption price of $25,000 that became due on April 30 2021; 25 shares of Series I Preferred Stock with an aggregate redemption price of $25,000 that became due between May 2 2021 and June 10 2021; and 297 shares of Series K Preferred Stock with an aggregate redemption price of $297,150 that became due between August 5 2021 and March 26 2022. The cumulative unpaid redemption obligation is $397,150. No penalties have been assessed, and no waivers or amended terms have been negotiated to date. Management plans to address these arrearages in connection with its ongoing capital-raising and liability-management efforts.

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

May 19, 2025	ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)