Form 10-Q
period 2025-06-30
ORIGINCLEAR, INC.
filed 2025-08-15
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2025

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

As of August 14, 2025, there were 15,460,684,088 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,202,999	$371,515
Contracts receivable, net	623,382	2,404,545
Investment in marketable securities, at fair value	18,083	31,646
Contract assets	175,339	1,071,664
Prepaid assets and other current assets	94,046	-
Assets of discontinued operations	433,871	452,656
Total Current Assets	$2,547,720	$4,332,027

Property and equipment, net	46,406	55,869
Other Assets
Security deposit	19,051	19,051
Investment in marketable securities, at fair value	3,200	3,200
Operating lease right of use asset (Note 4)	531,232	580,393
Total Other Assets	553,483	602,644
TOTAL ASSETS	$3,147,609	$4,990,539
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,710,027	$1,742,397
Accrued expenses	2,096,665	5,299,519
Cumulate dividends payable on preferred stock	736,054	589,768
Contract liabilities	2,623,439	3,468,227
Operating lease liabilities	104,457	96,113
Warranty reserve	50,000	50,000
Loans payable	148,616	150,000
Related party loan	105,275	238,046
Tax liability 83(b)	13,600	13,600
Derivative liabilities	10,899,605	14,651,326
Redeemable non- convertible preferred stock, 397.15 shares issued and outstanding across four series (Note 5)	397,150	397,150
Convertible secured promissory notes (Note 8)	2,032,500	21,363,639
Convertible promissory notes	597,944	597,944
Liabilities discontinued operations (Note 3)	485,474	1,111,805
TOTAL CURRENT LIABILTIES	$22,000,806	$49,769,534
Long-Term Liabilities
Convertible promissory notes, net of current	2,019,748	2,019,748
Operating lease liabilities, net of current	447,148	501,123
TOTAL LONG-TERM LIABILITIES	2,466,896	2,520,871
TOTAL LIABILITIES	$24,467,702	$52,290,405
COMMITMENTS AND CONTINGENCIES (Note 13)
Mezzanine Equity, preferred stock (Note 5)	7,482,722	7,557,722
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, (Authorized: 600,000,000), Series C - 1,000 shares issued and outstanding, Series D - 31,500,000 shares issued and outstanding	3,150	3,150
Common stock, $0.0001 par value, (Authorized: 16,000,000,000) - shares issued and outstanding 15,619,289,995 and 1,672,117,519	1,561,930	167,213
Additional paid-in capital	118,343,552	85,399,199
Noncontrolling interest	6,908,138	(3,033,244)
Accumulated other comprehensive loss	-	(132)
Accumulated deficit	(155,619,585)	(137,393,774)
TOTAL SHAREHOLDERS’ DEFICIT	$(28,802,815)	$(54,857,588)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,147,609	$4,990,539

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$941,800	$1,050,541	$2,346,471	$1,993,978
Cost of revenue	1,599,802	408,120	2,499,819	1,464,060
Gross (loss) profit	(658,002)	642,421	(153,348)	529,918

Operating expenses
Selling and marketing	328,038	638,159	651,571	1,227,123
General and administrative	728,002	910,136	1,852,191	2,125,926
Total Operating expenses	1,056,040	1,548,295	2,503,762	3,353,049

Loss from Operations	(1,714,041)	(905,874)	(2,657,110)	(2,823,131)
Other Income (Expense)
Gain (loss) on conversion of debt	(8,318,588)	334	(8,318,588)	1,143
Loss on preferred stock conversion	(50,000)	-	(50,000)
Gain (loss) on issuance of promissory notes	(482,334)	-	(482,334)
Impairment of receivable - SPAC	-	(538,000)	-	(1,128,000)
Gain (loss) on extinguishment of payables	(762,681)	30,646	(513,347)	30,646
Unrealized (loss) gain - investment securities	(4,521)	-	(13,563)	-
Preferred stock incentive expense	-	-	(773,444)	-
Loss on share settlement	-	(1,053,188)		(1,265,823)
Debt conversion adjustment - note purchase agreements	-	(605,000)	-	(1,297,000)
Gain on common stock redemption	1,030,166	567,500	1,030,166	1,255,178
Change in derivate liability and debt conversions	2,380,531	6,173,683	3,751,722	(6,593,511)
Interest and dividend expense	(224,036)	(747,350)	(985,351)	(1,392,794)
TOTAL OTHER EXPENSE	(6,431,463)	3,828,625	(6,354,739)	(10,390,161)

Net (loss) income from continued operations	(8,145,505)	2,922,751	(9,011,849)	(13,213,292)
Net income (loss) from discontinued operations	115,084	(106,667)	727,552	(341,466)
Net (loss)	$(8,030,421)	$2,816,084	$(8,284,297)	$(13,554,758)
Less: Net income (loss) attributable to noncontrolling interest	10,052,010	(146,379)	9,941,382	(354,486)
Net income (loss) attributable to OCLN	$(18,082,431)	$2,962,463	$(18,225,679)	$(13,200,272)
Basic and diluted earnings (loss) per share from continuing operations	$(0.00)	$0.00	$(0.00)	$(0.01)
Bais and diluted earnings (loss) per share from discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED (in shares)	15,559,587,074	1,602,258,753	8,671,111,579	1,575,854,720

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	SIX MONTHS ENDED JUNE 30
	Preferred stock		Mezzanine	Common Stock		Additional Paid-in-	Subscription	Other Comprehensive	Non-Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)
Rounding			-	-	(1)	-				-	(1)
Temporary equity, new issuance (Series Y)	-	-	575,100	-	-	-	-	-	-	-	-
Temporary equity, shares converted	-	-	(810,000)	163,866,690	16,388	793,612	-	-	-	-	810,000
Preferred stock exchanged (to mezzanine)	-	-	20,000	-	-	-	-	-	-	-	-
Shares issued/cancelled, note purchase agreements	-	-	-	(139,560,037)	(13,956)	(1,241,222)	-	-	-	-	(1,255,178)
Shares issued, alternative vesting	-	-	-	20,937,829	2,094	167,505	-	-	-	-	169,599
Shares issued, conversion settlement	-	-	-	122,213,744	12,221	1,253,602	-	-	-	-	1,265,823
Shares issued for services	-	-	-	45,411,996	4,541	407,613	-	-	-	-	412,154
Shares issued, dividends	-	-	-	436,819	44	(44)	-	-	-	-	-
Warrants issued	-	-	-	-	-	426,230	-	-	-	-	426,230
Net loss	-	-	-	-	-	-	-	-	(354,486)	(13,200,272)	(13,554,758)
Balance at June 30, 2024 (unaudited)	31,501,000	$3,150	$7,307,822	1,613,089,087	$161,309	$83,756,570	$100,000	$(132)	$(2,593,979)	$(132,417,007)	$(50,990,089)

	SIX MONTHS ENDED JUNE 30
	Preferred stock		Mezzanine	Common Stock		Additional Paid-in-	Subscription	Other Comprehensive	Non-Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)
Rounding	-	-	-	-	-	(3)	-	-	1	-	(3)
Derecognition of Hong Kong Technologies Ltd.	-	-	-	-	-	-	-	132	-	(132)	-
Temporary equity, new issuance (Series Y)	-	-	25,000	-	-	-	-	-	-	-	-
Temporary equity, shares converted (Series Y)	-	-	(100,000)	88,235,295	8,824	141,176					150,000
Shares issued for compensation	-	-	-	25,415,015	2,542	58,262	-	-	-	-	60,804
Shares issued for services	-	-	-	210,169,551	21,017	345,565	-	-	-	-	366,582
Shares issued for Regulation A	-	-	-	3,189,000	319	31,890	-	-	-	-	32,209
Shares issued for redeeming Series A	-	-	-	(96,036,587)	(9,604)	(215,396)	-	-	-	-	(225,000)
Shares redeemed/cancelled for OZ NPAs	-	-	-	(416,725,166)	(41,673)	(763,493)	-	-	-	-	(805,166)
Shares issued for Series O dividends	-	-	-	2,074,247	207	(207)	-	-	-	-	-
Shares issued for WODI note conversions	-	-	-	14,130,851,121	1,413,085	31,693,480	-	-	-	-	33,106,565
Shares issued, WODI Series A for cash	-	-	-	-	-	1,475,957	-	-	-	-	1,475,957
Contributed Capital						177,122					177,122
Net Loss	-	-	-	-	-	-	-	-	9,941,381	(18,225,679)	(8,284,297)
Balance at June 30, 2025 (unaudited)	31,501,000	$3,150	$7,482,722	15,619,289,995	$1,561,930	$118,343,552	$-	$-	$6,908,138	$(155,619,585)	$(28,802,815)

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income from continued operations	$(9,011,849)		$(13,213,292)
Net income (loss) from discontinued operations	727,552		(341,466)
Adjustments to reconcile net income to net cash
Unrealized (gain) loss on derivative liabilities	(3,751,722)		6,593,511
Depreciation and amortization	12,814		14,498
Net unrealized loss on fair value of securities	13,563		-
Loss on subsidiary closure	513,347		-
Shares issued for compensation	60,804		412,154
Shares issued for services	366,582		169,599
Loss on extinguishment of debt (non-cash)	8,318,588		1,297,000
Loss from conversion of preferred stock	50,000		-
Loss on settlement issuance of stock	-		1,265,823
Loss on issuance of WODI debt	482,334		-
Amortization of debt discount	-		90,000
Impairment of receivables	-		1,128,000
Gain on settlement of equity instrument	(225,000)		(1,255,178)
Gain on extinguishment of liabilities	-		(30,646)
Changes in operating assets and liabilities:
Contracts receivable	1,781,163		262,091
Contract assets	896,326		(21,804)
Right-of-use assets	49,162		-
Change in discontinued operations	(1,120,893)		-
Prepaid expenses and other current assets	(94,046)		(63,401)
Accounts payable	(32,376)		303,913
Lease liability	(45,631)		-
Accrued expenses and other current liabilities	221,484		987,851
Contract liabilities	(844,788)		273,393
Net cash used in operating activities	(1,632,586)		(2,127,954)

Cash Flows from Investing Activities:
Purchase of note receivable (SPAC investment)	-		(1,128,000)
Proceeds from payments of long-term receivables	-		66,000
Purchases of property and equipment	(3,350)		(9,000)
Net cash used in investing activities	(3,350)		(1,071,000)

Cash Flows from Financing Activities:
Repayment of SBA loan	(1,384)		(1,327)
Payments on line of credit	-		(125,745)
Proceeds from merchant cash advances	-		135,000
Payments on merchant cash advances	-		(189,445)
Repayments of loans from related parties	(132,770)		-
Dividends paid on preferred stock	146,286		89,812
Proceeds from convertible secured promissory notes	-		2,042,500
Proceeds from the issuance of common stock (Regulation A and D)	1,508,166		-
Proceeds from affiliate funding (OZ Fund)	745,000		-
Proceeds from issuance of warrants	-		426,230
Contributed Capital	177,122		-
Proceeds from preferred stock (classified as mezzanine equity)	25,000		575,100
Net cash provided by financing activities	2,467,420		2,952,125

Net change in Cash
Net increase (decrease) in cash and cash equivalents	831,484		(246,829)
Cash and cash equivalents, beginning of period	371,515		488,830
Cash and cash equivalents, end of period	$1,202,999		$242,001

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and dividends	$56,428		$28,817
Cash paid for income taxes	$-		$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of Series O preferred stock dividends	$207		$44
Conversion of mezzanine classified as preferred stock to common stock	$100,000		$810,000
Reclassification from liability to mezzanine equity	$-		$20,000
Issuance of common stock in settlement of liabilities	$-		$1,253,602
OCI derecognition	$132	$
Conversion of WODI debt and accrued interest	$24,787,977		$-
Redemption of common stock	$805,166		$-

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization and Line of Business

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (“OCLN” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), including Regulation S-X, Rule 10-01. These financial statements do not include all of the disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Form 10-K for the year ended December 31, 2024.

Subsidiaries

The Company’s primary operating subsidiary is Water On Demand, Inc. (“WODI”), formed on September 21, 2023, through the merger of Progressive Water Treatment, Inc. (“PWT”) with a newly created majority-owned entity. PWT, acquired by OCLN in 2015, remains WODI’s only active business unit. PWT engineers and manufactures custom water treatment solutions for commercial and industrial customers.

The Modular Water Systems (“MWS”) division, previously focused on pre-fabricated infrastructure for decentralized treatment, was fully deactivated during the second quarter of 2025. On May 8, 2025, WODI’s Board approved the wind-down of MWS as part of a strategic shift away from direct equipment competition, with an expected disposal of all remaining MWS assets within 60 days (see Note 3).

Water On Demand #1, Inc. (“WOD #1”) is a Delaware statutory series entity managed by the Company. Capital raised under the Company’s ongoing Series Y offering is aggregated in WOD #1 and advanced to WODI through intercompany transactions which are eliminated in consolidation.

During the quarter ended June 30, 2025, the Company completed the formal dissolution of its inactive subsidiary OriginClear Technologies Ltd. (“OCHK”), a Hong Kong entity with no operations or assets since 2016. All remaining immaterial balances, including equity, liabilities, and accumulated foreign currency translation adjustments, were derecognized through non-cash journal entries in accordance with ASC 810. The elimination of OCHK resulted in a reclassification within equity that had no impact on the Company’s results of operations or cash flows.

Basis of presentation

The accompanying interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Operating results for the six months ended June 30, 2025, are not necessarily indicative of results that may be expected for the full fiscal year or any other future period. All intercompany accounts have been eliminated in consolidation.

Going concern

These consolidated financial statements have been prepared on a going concern basis. However, recurring losses, negative operating cash flows and significant liquidity constraints have led the Company’s auditors to express substantial doubt about its ability to continue as a going concern. Management is actively pursuing additional financing through convertible notes and preferred stock offerings while leveraging existing backlog and receivables. There can be no assurance that required financing will be available or on terms acceptable to the Company, and any future financing may involve restrictive covenants or shareholder dilution.

2.	Summary of significant accounting policies

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and SEC Regulation S-X Rule 10-01. Except for the updates described below, the Company’s significant accounting policies are unchanged from those disclosed in Note 2 to the audited consolidated financial statements in the 2024 Form 10-K and should be read in conjunction therewith.

Use of estimates

Management uses estimates in preparing financial statements. Key estimates include revenue recognition, allowance for doubtful accounts, fair value of derivatives and investments, stock-based compensation, warranty reserves, and deferred tax valuation allowances.

Revenue recognition

The Company follows ASC 606. Product revenue is recorded at shipment when control transfers. Construction-type contracts are recognized over time using an input-cost method that depicts transfer of control to the customer. Contract losses are recognized immediately when determined. Contract receivables, contract assets, and contract liabilities reflect the timing difference between performance and customer billing.

Loss per share

Basic loss per share is net loss divided by weighted-average common shares. Diluted loss per share is the same as basic because all potential common shares are anti-dilutive.

Fair value of financial instruments

Financial assets and liabilities measured at fair value are classified under ASC 820’s three-level hierarchy. Derivative liabilities are Level 3 and are remeasured at each period end. No material changes in valuation techniques or inputs have occurred since December 31, 2024, so interim disclosure of Level 1 and Level 2 hierarchy tables is omitted per ASC 820-10-50-2A.

The following table reconciles the Company’s Level 3 derivative liabilities for the six months ended June 30, 2025:

	Total	(Lvl 1)	(Lvl 2)	(Lvl 3)
Convertible notes liability	$(10,872,389)	$-	$-	$(10,872,389)
Warrants liability	(27,216)	-	-	(27,216)
Total derivative liability, June 30, 2025	$(10,899,605)	-	-	$(10,899,605)

Leases

Under ASC 842, right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments. Short-term leases (12 months or less) are expensed as incurred.

Stock-based compensation

Equity awards are measured at grant-date fair value and recognized over vesting periods under ASC 718. Warrants issued for services or financing are recorded at fair value on the grant date.

Derivatives

The Company evaluates all instruments for embedded derivative features and records derivatives at fair value with changes recognized in earnings. A binomial lattice model is used for valuation; classification between liability and equity is reassessed each period.

Other policies

Policies for consolidation, cash and cash equivalents, contract assets and liabilities, prepaid expenses, property and equipment, goodwill and indefinite-lived intangibles, marketable securities, work-in-process, recently issued pronouncements, and reclassifications remain as disclosed in the 2024 Form 10-K.

Interim reporting

Footnote disclosure that would duplicate the 2024 Form 10-K such as detailed loss-per-share reconciliation tables, property and equipment roll-forwards, or full fair-value hierarchy tables is omitted for this interim filing under Regulation S-X Rule 10-01, including property roll forwards, full EPS tables, and fair value levels 1 and 2.

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

3.	Discontinued Operations

In Q2 2025, the Company finalized its plan to wind down its Modular Water Systems (“MWS”) business unit. This followed the resignation of MWS’s lead executive and a strategic review of operations. Management concluded that MWS no longer aligned with the Company’s long-term objectives and ceased all activity during the quarter. The business met the criteria for discontinued operations under ASC 205-20.

All prior period financial information has been recast to reflect MWS as a discontinued operation. The wind-down was completed shortly after quarter-end, and no material costs are expected in future periods.

As part of the settlement agreement with MWS’s former lead executive, the Company terminated the underlying technology license agreement. In connection with this termination, the Company reversed $177,122 of accrued royalties previously recorded as a liability, resulting in a gain recognized as contributed capital for the three and six months ended June 30, 2025.

As of June 30, 2025, current liabilities related to MWS operations totaled $485,474, including $418,169 in accounts payable and $67,305 in contract liabilities. Although MWS was discontinued and no longer active, these obligations remain with Water on Demand, Inc. and are expected to be resolved in the normal course of business.

Summary of Results of Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$851,106	$352,210	$1,543,485	$616,791
Cost of revenue	724,522	423,701	1,228,941	881,420
Gross profit (loss)	126,584	(71,491)	314,544	(264,629)
Operating expenses	11,500	35,176	100,339	76,837
Other income	-	-	513,347	-
Income (loss) from discontinued	$115,084	$(106,667)	$727,552	$(341,466)

Summary Balance Sheet of Discontinued Operations

	June 30,	December 31,
	2025	2024
Current Assets
Cash and cash equivalents	$83,078	$179,369
Contract assets	337,580	174,415
Contracts receivable, net	13,213	98,872
Total assets of discontinued	$433,871	$452,656
Current Liabilities
Accounts payable	$418,169	$266,394
Contract liabilities	67,305	643,570
Accrued expenses	-	201,841
Total liabilities of discontinued	$485,474	$1,111,805

4.	Leases

The Company leases its production facility at 5225 W. Houston Street, Sherman, Texas under a non-cancellable operating lease that commenced on July 1, 2024, and expires on July 31, 2029 (61 months). The lease is triple-net; the Company pays all property taxes, insurance, and maintenance. The lease is accounted for under ASC 842.

Right-of-use asset and Lease liability

At commencement the Company recorded a ROU asset and corresponding lease liability measured at the present value of future lease payments, discounted at the Company’s 11.84% incremental borrowing rate. As of June 30, 2025, the ROU asset, net of amortization, was $531,232; the lease liability was $551,605, of which $104,457 is classified as current and $447,148 as non-current.

Lease expense

For the six months ended June 30, 2025, lease-related expenses included ROU amortization of $95,843 and interest expense on the lease liability of $40,048. Both amounts are included in cost of revenue.

Maturity of lease liability

Future minimum lease payments as of June 30, 2025, are as follows:

Period	Amount
Year 1 (remainder of fiscal year)	$81,916
Year 2	166,602
Year 3	171,465
Year 4	176,666
Year 5 and thereafter	104,867
Total Lease Payments	$701,516
Less: Present Value Discount	(149,911)
Total Lease Liability	$551,605

The lease contains no purchase options, residual value guarantees, or extension or termination options that the Company is reasonably certain to exercise.

5.	Equity

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board issued 1,000 shares of non-convertible, non-dividend-bearing Series C Preferred Stock to the Company’s Chief Executive Officer for $0.10. These shares carry 51% of the Company’s total voting power. As of June 30, 2025, all 1,000 shares remain outstanding.

Series D-1

On April 13, 2018, 50,000,000 shares were designated on April 13, 2018. Each share is convertible into 0.0005 shares of common stock, subject to a 4.99% beneficial ownership limitation (increased to 9.99% upon 61-days’ notice). As of June 30, 2025, 31,500,000 shares were outstanding.

Redeemable Non-Convertible Preferred stock

During the six months ended June 30, 2025, the Company had the following series of non-convertible preferred stock classified as liabilities. These instruments are subject to mandatory redemption provisions or dividend terms that require classification outside of liability rather than equity.

Series	Stated value per share	Dividend rate	Convertible	Shares Outstanding	Aggregate Balance
F	$1,000	8%	no	50.00	50,000
G	$1,000	8%	no	25.00	25,000
I	$1,000	8%	no	25.00	25,000
K	$1,000	8%	no	297.15	297,150
Preferred stock outstanding				397.15	$397,150

These are non-convertible preferred stock series carrying 8% cumulative dividends and redemption provisions. As of June 30, 2025, the Company had not redeemed the remaining Series F, Series G, Series I, and Series K shares, resulting in a $397,150 aggregate redemption obligation in default.

Mezzanine Equity Preferred Stock Outstanding

During the six months ended June 30, 2025, the Company had the following series of convertible or redeemable preferred stock classified as mezzanine equity. These securities are either subject to redemption features or conversion terms that are not solely within the Company’s control.

Series	Stated value per share	Dividend rate	Convertible	Shares Outstanding	Aggregate Balance
J	$1,000	none (as converted)	yes	210.00	210,000
L	$1,000	none (as converted)	yes	320.50	320,495
M	$25	10% cumulative	no	40,300.00	1,007,500
O	$1,000	8% cash, 4% stock	yes	185.00	185,000
P	$1,000	none (as converted)	yes	30.00	30,000
Q	$1,000	12% cash	yes	410.00	410,000
R	$1,000	12% cash	yes	1,473.00	1,473,000
S	$1,000	12% cash	yes	110.00	110,000
U	$1,000	none (as converted)	yes	270.00	270,000
W	$1,000	12% cash	yes	696.50	696,500
Y	$100,000	share-of-profits	yes	27.45	2,770,227
Total Mezzanine Equity				44,032.45	7,482,722

Series Y Preferred Stock

On December 6, 2021, the Company designated 3,000 shares of Series Y Preferred Stock at an original issue price of $100,000 per share. Holders are entitled to up to 25% of annual net profits from designated subsidiaries, payable within three months after fiscal year end. Series Y is convertible into common stock, subject to a 4.99% beneficial ownership cap.

During the six months ended June 30, 2025, the Company raised $25,000 of gross proceeds from a private placement of Series Y Preferred Stock. In the same period, holders converted $100,000 of stated value of Series Y into 88,235,295 shares of common stock pursuant to the original terms. The conversion was measured at the carrying amount and recorded as an increase to common stock and additional paid in capital. A $50,000 loss was recognized on the conversion.

Redemption of OCLN shares and Issuance of WODI Series A

During the second quarter of 2025, the Company redeemed 96,036,587 shares of OCLN common stock originally issued in connection with convertible debt settlements. In connection therewith, investors were offered the opportunity to purchase common stock in Water On Demand Inc. (“WODI”), a subsidiary, contingent upon a new direct investment into WODI. The right to purchase WODI Series A was not part of the original terms of the redeemed OCLN shares and was negotiated separately.

The OCLN shares redeemed were measured at the closing price on the applicable redemption dates. The equity value of the WODI Series A Preferred Stock issued in the program was $225,000, determined using the same closing price method for the OCLN shares on the redemption dates. The company recorded a reduction to common stock and additional paid in capital with a corresponding increase to noncontrolling interest, representing the equity value of the WODI shares issued in consideration of the new investment. No gain or loss was recognized.

OriginClear, Inc. Common Stock

Six months ended June 30, 2025, the Company:

●	Issued 25,415,015 shares for compensation with fair market value of $60,804.

●	issued 210,169,551 shares for services (grant-date fair value $366,582, measured at the closing price on the grant dates, at per-share prices ranging from $0.0017 - $0.034.)

●	issued 3,189,000 shares in connection with Regulation A offering for $32,209 at $0.01 per share.

●	redeemed/cancelled 96,036,587 shares in connection with the WODI Series A investment and exchange program using the closing price on the redemption date with an aggregate fair market value of $255,000.

●	redeemed/cancelled 416,725,166 shares in connection with WODI OZ Sponsor LLC convertible notes using the closing price on the redemption date with an aggregate fair market value of $805,166.

●	issued 2,074,247 shares for Series O dividends using the closing price on the last day of the quarter.

●	issued 14,130,851,121 shares in connection with WODI note conversions using the seven-day average price of the previous 7 days from conversion date with an aggregate fair market value of $33,106,565.

●	for further details on the conversion of debt see Note 8.

Six Months Ended June 30, 2024

●	The Company issued 45,411,996 shares of common stock for services at a fair value of $412,154, at share prices ranging from $0.0065 - $0.012.

●	The Company issued 436,819 shares of common stock for Series O preferred stock dividends payable.

●	The Company issued 122,213,744 shares of common stock for settlement of conversion agreements at a fair value of $1,265,823.

●	The Company issued 20,937,829 shares of common stock for alternate vesting at a fair value of $169,599.

●	The Company issued 163,866,690 shares of common stock upon conversion of $810,000 of preferred stock.

●	The Company redeemed 139,560,037 shares of common stock at a market price of $0.01 per share with a gain in the amount of $1,255,178.

As of June 30, 2025, 15,619,289,995 shares of OriginClear, Inc. common stock were issued and outstanding.

Water on Demand, Inc. Equity

Common Stock

As of June 30, 2025, WODI had 22,617,102 shares of common stock issued and outstanding. OriginClear, Inc. held 12,171,067 of these shares, representing a 53.81% ownership interest. The remaining shares were held by unaffiliated investors.

Preferred Stock

On January 14, 2025, WODI amended its Certificate of Formation to authorize three classes of preferred stock reserving (i) 10,000,000 Series A shares for private placement, (ii) 1,000,000 Series B shares (none issued), and (iii) 1,000 Series C shares (all issued to the CEO; non-convertible, 51% voting control).

During the six months ending June 30, 2025, WODI raised $1,475,957 in proceeds from the sale of Series A Preferred Stock.

The table below summarizes key features and outstanding balances for each class as of June 30, 2025.

Class	Shares Authorized	Shares Outstanding	Terms
Series A	$10,000,000	9,813,718	Convertible, issued through private placement
Series B	$1,000,000	-	Reserved; Authorized but unissued as of reporting date
Series C	$1,000	1,000	Non-convertible; grants 51% voting control; held by CEO

No Series B shares have been issued to date. The 1,000 Series C shares remain issued and outstanding, held by the CEO.

6.	Noncontrolling Interest

WODI is a majority owned subsidiary of OriginClear, which holds approximately 53.81% of the voting equity as of June 30, 2025. The remaining 46.19% is held by unaffiliated third-party investors as noncontrolling interest in the condensed consolidated financial statements.

The condensed consolidated financial statements include the assets, liabilities, revenues, expenses, and cashflows of WODI, with elimination of intercompany transactions between OCLN and WODI. The equity section of the condensed consolidated balance sheet includes a component for noncontrolling interest, representing the minority shareholders’ proportionate share of WODI’s net assets.

The following table summarizes the changes in noncontrolling interest for the six months ended June 30, 2025:

Description	Six Months Ended June 30, 2025
Beginning noncontrolling interest	$(3,033,244)
Net income (loss) attributable to NCI	10,023,194
Ending noncontrolling interest	$6,989,951

7.	Restricted Stock Grants and Warrants - OCLN

Restricted Stock Grants

The Company has outstanding performance-based RSGAs with its chief executive officer, directors, employees, and consultants. Shares vest only upon achievement of two cumulative, trailing-twelve-month milestones: (i) consolidated gross revenue of at least $15 million and (ii) consolidated operating profit of at least $1.5 million, both as reported under U.S. GAAP. Through June 30, 2025, neither milestone had been met; accordingly, no stock-based compensation expense has been recognized.

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

Warrants

A summary of OCLN’s warrant activity and related information for the six months ended June 30, 2025, is as follows:

	June 30, 2025
	Number of warrants	Weighted average exercise price
Outstanding - beginning of year	79,142,589	$0.9603
Granted	3,274,000	$0.090
Exercised	-	$-
Expired	-	$-
Outstanding - end of period	82,416,589	$0.9237

During the six months ended June 30, 2025, the Company granted 3,274,000 OCLN common stock warrants consisting of 3,074,000 Regulation A investor warrants (exercise prices ranging from $0.59 - $0.75 per share, expiring 2025-2026) and one 200,000 warrant grant issued to a Series Y investor (exercise price $4.59, expiring 2030). The warrants were issued as investor incentives in connection with equity financing. No warrants were exercised or expired during the period. As of June 30, 2025, the fair value of these warrants was $27,216.

At June 30, 2025, the weighted average remaining contractual life of warrants outstanding:

Exercisable Prices	Warrants Outstanding	Warrants Exercisable	Weighted Average
$0.0200	600,000	600,000	0.0073
$0.0275	8,727,273	8,727,273	0.1059
$0.1000	2,500,000	2,500,000	0.0303
$0.2500	56,109,816	56,109,816	0.6808
$1.0000	3,760,000	3,760,000	0.0456
$-	10,719,500	10,719,500	0.1301
	82,416,589	82,416,589

WODI Warrants Issued

During the six months ended June 30, 2025, in connection with its private placement of Series A Preferred Stock, WODI issued fully vested warrants exercisable for a total of 14,438,282 shares of WODI common stock. These warrants carry an exercise price of $0.16 per share, $2.00 per share and have expiration dates ranging from January 31, 2030, through May 31, 2030. An independent valuation of these warrants using the Black-Scholes model (volatility 29.3% – 32.7%; risk-free rate 3.96% – 4.26%; no dividend yield; common-stock FMV $0.08611) determined aggregate grant-date fair value of $137,640.

8.	Convertible Promissory Notes

OriginClear, Inc.

As of June 30, 2025, the outstanding convertible promissory notes are as follows:

Convertible promissory notes	$2,617,692
Less current portion	597,944
Total long-term liabilities	$2,019,748

Maturities of long-term debt for the next five years are as follows:

Period ending June 30,	Amount
2025 (remaining 6 months)	82,473
2026	1,875,000
2027	-
2028	62,275
2029	-
$2,019,748

As of June 30, 2025, the Company had the following unsecured convertible promissory notes outstanding:

Note Description	Balance	Classification	Terms & Features
2014-2015 Notes	$683,700	Long-term	10% annual interest; convertible at $4,200 - $9,800 /share or 50% of lowest post-issuance trade price; derivative under ASC 815.
OID Notes	$62,275	Long-term	Extended to June 30, 2028; convertible at lesser of $5,600/share or 50% of lowest post-issuance trade price; derivative under ASC 815.
2025 Notes	$1,200,000	Long-term	10% interest; convertible at $1,400–$5,600/share or 50% of lowest trade price; derivative liability.
Dec 2015 Note	$167,048	Short-term	Issued for AP; convertible at 75% of lowest 3-day average over 25-day period; reclassified from BCF to derivative under ASC 815.
Sept 2016 Note	$430,896	Short-term	Issued for AP; similar to Dec 2015 Note; convertible at 75% of lowest 3-day average over 25 days; derivative under ASC 815.
Nov 2020 Note	$13,722	Long-term	10% interest; extended for 60 months; convertible at $0.05 or 50% of lowest post-issuance trade price; derivative under ASC 815.
Jan 2021 Note	$60,000	Long-term	10% interest; extended 60 months; convertible at lesser of (a) $0.05, (b) 50% of lowest post-issuance trade price, or (c) lowest price granted; penalty for late shares.

Derivative Liability - OriginClear

Due to variable conversion features, all OriginClear notes are treated as derivative liabilities under ASC 815. The notes are not considered conventional, and the notes do not qualify for equity classification. As of Jule 30, 2025, the derivative liability related to these notes was $10,872,389 – See Note 2 -Fair value of financial instruments.

Remeasurement each reporting period produced non-cash gains of $2,380,531 and $3,751,722 for the three and six months ended June 30, 2025, respectively, recorded in Change in derivative liability and debt conversions within other income expense.

WODI

As of December 31, 2024, WODI had $21,363,639 secured convertible promissory notes outstanding. These notes were issued in connection with prior financing agreements and included embedded derivative features. During the six months ended June 30, 2025, WODI redeemed and retired all $21,363,639 of these secured convertible notes and $3,424,338 in accrued interest through a structured exchange for subsidiary equity. The exchanges were accounting for as debt extinguishments under ASC 470 and ASC 815. The Company recognized a noncash loss on extinguishment of $8,318,588 recorded in gain (loss) on conversion of debt withing other income (expense) for the three and six months ended June 30, 2025. See Note 12 for additional information. As of June 30, 2025, WODI had no remaining secured convertible promissory notes outstanding, and all related derivative liabilities were eliminated.

During the six months ended June 30, 2025, WODI Sponsorship LLC issued unsecured convertible notes of $2,032,500. These notes bear 15% interest and mature within one year.

9.	Revenue from Contracts with Customers

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

Disaggregated revenue

Six months ended June 30	2025	2024
Equipment Contracts	$1,705,655	$1,179,317
Pump Stations	2,345	-
Component Sales	523,238	715,977
Services Sales	115,233	72,184
Commission & Training	-	26,500
	$2,346,471	$1,993,978

Revenue recognition for other sales arrangements, such as component sales and service sales, remained materially consistent during the periods presented.

Contract balances

	Contract assets	Contract liabilities
Balance at December 31, 2024	$1,071,664	$3,468,227
Revenue recognized	941,801	(941,801)
Cash collected / reclassifications	(1,838,126)	97,012
Balance at June 30, 2025	$175,339	$2,623,439

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

10.	Financial Assets

Equity Security – Water Technologies International, Inc. (“WTII”)

As of June 30, 2025, the Company held 1,100,200 shares of common stock in WTII. The investment is accounted for under ASC 321 and is measured at fair value on a recurring basis using quoted prices in an active market. (Level 1 input under ASC 820).

	Fair value 12/31/2024	Change in fair value	Fair value 6/30/2025
WTII common stock	$31,646	$(13,563)	$18,083

The $13,563 unrealized loss for the six months ended June 30, 2025, is reported in Unrealized loss on investment securities within other income (expense) in the condensed consolidated statement of operations.

11.	Loans Payable

Small Business Administration (EIDL) Loan

On June 12, 2020, the Company received a $150,000 Economic Injury Disaster Loan. Principal and interest payments commenced after the initial deferral period. As of June 30, 2025, the outstanding balance was $148,616.

Related Party Loans Payable

As of June 30, 2025, the Company had two outstanding promissory notes issued to its CEO, reviewed and approved by the Board under the Company’s Related Party Transaction Policy for general corporate purposes.

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

As of June 30, 2025, the combined outstanding balance of both notes was $105,275. (see Note 14)

12.	Water on Demand, Inc. (“WODI”)

Water on Demand, Inc. (“WODI”) is a majority-owned subsidiary of OriginClear, Inc., which held 12,171,067 of the 22,617,102 outstanding shares of WODI common stock as of June 30, 2025, representing a 53.81% ownership interest. The Company consolidates WODI’s financial results in accordance with ASC 810 (see Note 2).

Strategic Developments

On April 14, 2023, WODI acquired the MWS business unit from OriginClear, Inc. including related assets, patents, and intellectual property. Subsequently, on September 21, 2023, WODI merged with PWT, a Texas-based water solutions provider with a 20-year history in delivering commercial and industrial water treatment solutions. The combined entity operated under the WODI name for preparation for a proposed Nasdaq listing via merger with FRLA.

On December 9, 2024, the proposed business combination with FRLA was terminated due to increasing regulatory costs, extended timelines, and changing market conditions. FLRA subsequently dissolved and returned capital to its shareholders.

On May 8, 2025, WODI’s Board approved the wind-down of the MWS business unit, eliminating overlapping product lines and streamlining operations around PWT’s standardized, financeable systems. WODI no longer pursues new business under the MWS brand. (see note 3).

WODI is now focused on integrating PWT’s water purification technologies into long-term service agreements and public-private infrastructure financing vehicles, supported by WODI and its affiliates as well as other capital sources.

Convertible Notes

As of December 31, 2024, WODI had $21,363,639 secured convertible promissory notes outstanding. During the quarter ended June 30, 2025, WODI redeemed and retired the full outstanding balance of these notes and accrued interest of $3,424,338 through equity-based exchanges. The transaction was accounted for as an extinguishment of debt under ASC 470 and ASC 815, resulting in a $8,318,588 loss on extinguishment (see Note 8). As of June 30, 2025, WODI had $2,032,500 outstanding convertible secured notes.

Restricted-Stock Grant Agreements

Between August 12, 2022, and August 3, 2023, WODI approved restricted-stock grant agreements covering up to 15,550,000 WODI common shares for directors, employees, and consultants. Shares vest upon the earlier of (i) WODI’s common stock being listed on a national securities exchange or (ii) the third anniversary of the grant date, subject in each case to quarterly trading-volume thresholds. No restricted shares vested during the six months ended June, 30, 2025, and no compensation expense was recognized because vesting was not considered probable under ASC 718.

13.	Commitments and Contingencies

Facility Lease

The Company leases its production facility at 5225 W. Houston, Sherman, Texas, under a non-cancelable operating lease that began July 1, 2024. (see Note 4) The lease is triple-net, and the current monthly base rent is $13,313. Lease payments due after June 30, , 2025, total $551,605.

Warranty Reserve

PWT projects are generally warranted against defects in materials and workmanship for one year from the date of completion, with certain construction areas and materials having extended guarantees. Based on historical experience, known risks related to critical components, and management’s assessment, the Company recorded a warranty reserve of $50,000 as of June 30, 2025. This reserve reflects potential liabilities related to high-value components (pumps, RO membranes, and EDI modules). Management believes this reserve is adequate to cover probable warranty claims. This reserve is reviewed quarterly for adequacy.

Litigation

There were no material developments during the quarter in the action with Process Solutions, Inc. or other legal proceedings previously described in the Company’s Form 10-K filed April 18, 2024. Management does not believe the ultimate resolution of these matters will have a material adverse effect on the condensed consolidated financial statements.

No other commitments, guarantees, or contingent liabilities requiring disclosure were identified as of June 30, 2025.

14.	Related Party

Promissory Notes to CEO

On September 24, 2024, the Company issued a promissory note to its CEO with a principal amount of $98,000. The note accrues interest at 10% per annum, with monthly payments of $9,214 scheduled to commence on October 24, 2024. On September 2, 2024, the Company issued an unsecured promissory note to its CEO with a principal amount of $208,000, which includes a $200,000 cash advance and an $8,000 loan fee. The note accrues interest at 10% per annum, with monthly payments of $13,877 beginning October 4, 2024, and is subordinate to other Company indebtedness. Both notes were reviewed and approved by the Company’s Board of Directors in accordance with the Company’s Related Party Transaction Policy, and the proceeds are intended for general corporate purposes.

Takeoff Services Inc

On September 9, 2024, certain Company officers formed Takeoff Services Inc. (“TSI”), an independent entity focused on supporting early-stage fundraising. There is no asset transfer between TSI and the Company. The parties are evaluating a potential collaboration under a non-binding MOU, which may allow the Company to identify TSI clients for possible incubation.

PPM Marketing

WODI has engaged PPM Marketing, an entity affiliated with a member of its executive team, to provide consulting and advisory services for its fundraising initiatives. These services include creative content development, funnel creation and management, lead management, and related campaign support. The arrangement is monitored in accordance with the Company’s related party transaction policy. The affiliate executive was appointed CEO of Water on Demand, Inc. effective July 1, 2025.

15.	Reporting Segments

The Company reports financial results by operating segment under ASU 2023-07, “Segment Reporting (Topic 280); improvements to Reportable Segment Disclosures which enhances the existing guidance in ASC 280. The Chief Executive Officer serves as the Chief Operating Decision Maker (CODM) and evaluates segment performance based on revenue, gross profit, and operating income and allocates resources accordingly.

As of June 30, the Company had two reportable segments. PWT and MWS. PWT is a legacy Texas based engineering and fabrication company focused on commercial and industrial water treatment solutions. MWS is reported as discontinued operations. (see Note 3).

In addition to these reportable segments, two corporate categories are maintained for financial reporting. WODI Corporate, encompassing Water on Demand, Inc.’s parent-level functions such as subsidiary oversight, strategic planning, and capital formation; and OCLN Corporate, which comprises OriginClear, Inc.’s public compliance, investor relations and administrative support. Segment disclosures allocate revenues, expenses and assets in line with operational responsibility and financial control.

Reportable Segments:	PWT	WODI Corporate	OCLN Corporate		Total
For the three months ended June 30, 2025
Revenue	$941,800	$-		$-	$941,800
Gross losst	(657,714)	-		(288)	(658,002)
General and administrative expenses	13,532	284,650		429,820	728,002
Operating (loss) income	(682,943)	1,064,886		(2,095,985)	(1,714,042)
Segment assets	2,476,297	165,660		71,783	2,713,739
Gross profit as a % of revenue	-69.84%	-		-	-69.87%

For the three months ended June 30, 2024
Revenue	$1,050,541	$-	$		$1,050,541
Gross profit (loss)	642,421	-		-	642,421
General and administrative expenses	113,447	109,444		1,325,404	1,548,295
Operating income (loss)	528,974	(109,444)		(1,325,404)	(905,874)
Segment assets	1,568,957	449,242		251,012	2,269,212
Gross profit as a % of revenue	61.15%	-		-	61.155%

For the six months ended June 30, 2025
Revenue	$2,346,471	$-		$-	$2,346,471
Gross profit	(152,772)	-		(576)	(153,348)
General and administrative expenses	298,688	579,070		974,433	1,852,191
Operating income (loss)	(473,925)	(1,048,713)		(1,134,472)	(2,657,110)
Segment assets	2,476,297	165,660		71,783	2,713,739
Gross profit as a % of revenue	-6.51%	-		-	-6.54%

For the six months ended June 30, 2024
Revenue	$1,987,225	$-		$6,573	$1,993,978
Gross profit (loss)	529,918	-		-	529,918
General and administrative expenses	315,877	109,444		2,927,728	3,353,049
Operating income ( loss)	214,041	(109,444)		(2,927,728)	(2,823,131)
Segment assets	1,568,957	449,242		251,012	2,269,212
Gross profit as a % of revenue	26.7%	-		00.1%	26.6%

Total segment assets of continuing operations 2,713,739 does not include assets of discontinued operations of $433,871.

16.	Subsequent Events

Management has evaluated subsequent events in accordance with ASC 855 and has identified the following events requiring disclosure.

The equity and financing transactions occurring after June 30, 2025, and through the filing date are summarized below:

OriginClear, Inc.

Between July 10, 2025, and August 15, 2025, the Company redeemed and cancelled an aggregate of 161,532,737 shares of OCLN common stock with a fair market value of $237,500 which amount was applied as credit toward Convertible Notes of Water On Demand OZ Sponsor LLC.

On July 31, 2025, the Company issued 2,926,830 shares of OCLN common stock to a consultant in exchange for services rendered.

Water on Demand, Inc.

Between July 2, 2025, and August 15, 2025, WODI raised a total of $40,000 in proceeds through a private placement, issuing an aggregate of 250,000 shares of Series A stock and 250,000 warrants.

Between July 9, 2025, and August 15, 2025, WODI raised a total of $397,500 in proceeds through a private placement, issuing an aggregate of $397,500 in convertible promissory notes.

On July 28, 2025, the Company issued an aggregate of 148,000 shares of WODI common stock to consultants in exchange for services rendered.

On July 31, 2025, the Company issued WODI cashless warrants representing an aggregate of 141,123 shares as discretionary interest payments for investments in the Company’s Series Y offering.

Between August 4, 2025, and August 15, 2025, WODI raised a total of $11,000 in proceeds through a Regulation A offering, issuing an aggregate of 4,400 shares of Common stock and 8,800 warrants.

No other subsequent events requiring adjustment or disclosure were identified as of the filing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10Q includes forward-looking statements (e.g., “believes,” “expects,” “may”) as defined under the Securities Act of 1933 and the Exchange Act of 1934. These are based on current expectations and are subject to risks and uncertainties that could cause actual outcomes to differ materially. The statements speak only as of the date of this report, and the Company undertakes no obligation to update them unless required by law. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

OriginClear, Inc. (“OriginClear,” “OCLN,” or the “Company”) was incorporated in Nevada on June 1, 2007, and now operates as the Clean Water Innovation Hub™, with a primary focus on supporting the growth and development of its majority-owned subsidiary, Water on Demand, Inc. (“WODI”).

WODI holds Progressive Water Treatment, Inc. (“PWT”), headquartered in Sherman, Texas, as its sole active revenue-producing business. PWT designs, manufactures, and services custom-engineered water treatment systems for commercial and industrial applications.

During the second quarter of 2025, the WODI Board of Directors approved the wind-down of Modular Water Systems (“MWS”), a previously active design-build unit within WODI. As of June 30, 2025, MWS is no longer in operation, and its financial results are presented as discontinued operations in this report.

Concurrently, WODI formally shifted its strategic focus from manufacturing operations to organization of a financial technology, specifically the development of its infrastructure Fund. This fund will be organized as an Opportunity Zone Fund (“OZF”) designed to finance decentralized water treatment systems in underserved communities while leveraging federal tax incentives to attract private capital. The fund has been formed but had not yet raised external capital as of June 30, 2025.

Recent Developments

On May 8, 2025, WODI executed a transition agreement with the former President of MWS to terminate the IP license, eliminate all accrued royalty obligations, and complete the MWS wind-down.

In July 2024, PWT relocated to a 12,000-square-foot production facility at 5225 W. Houston Street, Sherman, Texas, under a triple-net lease with monthly base rent of $13,313.

The Company, Water on Demand Inc., is a C-Corporation and is in the process of qualifying as a Qualified Opportunity Zone Business (“QOZB”). It also intends to create a wholly owned WODI LLC, which pays the Company to operate the business, such as administrative and contract management fees. Capital for WODI LLC is intended to be contributed by WODI QOZ Fund, designed to become a Qualified Opportunity Fund, in exchange for membership interests. The Company is also the General Partner of the fund, WODI Sponsorship LLC (“WODIS”), which is designed to earn a portion of prospective Fund distributions. The Company is currently selling and/or granting memberships in WODIS to accredited investors, while Regulation A+ investors receive common shares in The Company itself.

The WOD QOZ Fund is currently authorized to raise up to $100 million, with plans underway to increase this cap to $200 million to support expanded project demand.

The diagram below illustrates the organizational relationships and capital flow among OriginClear’s QOZB entities, including Water on Demand, Inc. (the QOZB), its wholly owned subsidiary (WODI LLC), the external capital-raising vehicle (WODI QOZ Fund), and the carried-interest sponsor (WODI Sponsorship LLC).

Results of Operations for the three months ended June 30, 2025, and 2024.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2025, was $941,800, compared to $1,050,541 for the same period in 2024, decreased $108,741 (10%). The decline was primarily driven by lower equipment contract revenue.

Cost of goods sold increased to $1,599,802 in 2025, from $408,120 in 2024, an increase of $1,191,682 (292%). As a result, the Company recorded a gross loss of $(658,002) compared to a profit of $642,421 in second quarter of 2024.

Selling and Marketing

Selling and marketing expenses were $328,038 for the quarter ended June 30, 2025, a decrease of $310,121 (49%) from $638,159 in 2024. The decrease reflects reduced advertising and commissions, as well as fewer project-specific marketing initiatives compared to the prior-year period.

General and Administrative Expenses

General and administrative expenses totaled $728,002 for the quarter, compared to $910,136 in 2024, a decrease of $182,134 (39%). Lower legal and professional fees contributed to the decrease, partially offset by increased payroll and benefit costs in the current period.

Other Income and (Expenses)

Other income (expense) for the three months ended June 30, 2025,was $(6,431,653), compared with income of $3,828,625 in 2024, a change of $(10,260,088). The swing was driven by a $(8,318,588) loss on conversion of debt (nil in 2024). A $(482,334) loss on debt issuance costs (nil in Q2 2024). A $1,030,166 gain on common-stock redemptions compared to $567,500 recorded in the second quarter of 2024 and a $(762,681) loss on the extinguishment of payables vs. a gain of $30,646 in 2024. Lastly, a $2,380,531 in derivative liability gains versus $6,173,683 in the prior year period.

Net Loss

Net loss for the three months ended June 30, 2025, was $(8,030,421) compared with net income of $2,816,084 for the same period in 2024, a change of $10,846,505. This also includes income from discontinued operations of $115,084 vs a loss of $(106,667) in the prior period. The change was driven by lower gross profit and swing in other income (expense), including reduced derivative gains and the absence of one-time favorable items recorded in the prior period.

Derivative values are highly sensitive to the Company’s stock price, volatility, interest rates, and other contractual terms: shifts in these inputs can produce significant period-to-period fluctuations in reported results.

Results of Operations for the six months ended June 30, 2025, and 2024.

Revenue and Cost of Sales

Revenue for the six months ended June 30, 2025, was $2,346,471, compared to $1,993,978 in 2024, an increase of $352,493 (18%). The increase was driven by higher sales volumes in certain product lines.

Cost of goods sold rose to $2,499,819 from $1,464,060, an increase of $1,035,759 (71%), reflecting the higher cost base associated with the increased volume and project mix. As a result, gross profit turned to a loss of $(153,348) compared to a profit of $529,918 in 2024, and gross margin declined from 26.6% to (6.5%).

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2025, and 2024, were $651,571, compared to $1,227,123 in 2024, a decrease of $575,552 (47%). The decrease was attributable to, lower commissions, and decreased spending on advertising and promotional campaigns.

General and Administrative Expenses

General and administrative expenses totaled $1,852,191 for the six months ended June 30, 2025, compared to $2,125,926 in 2024, a decrease of $273,735 (13%). The decline was driven by lower legal and professional services, partially offset by increases in payroll and benefit related costs.

Other Income and (Expenses)

Other expense for the six months ended June 30, 2025, was $(6,354,739), compared with $(10,390,163) in 2024, an improvement of $4,035,424. The change was driven by a $3,751,722 gain on remeasurement of derivative liabilities in 2025, compared to a $(6,593,511) loss in 2024, and a $(513,347) loss on extinguishment of payables in the current period versus a $30,646 gain in the prior year.

The 2024 period also included a $(1,128,000) SPAC receivable impairment and a $(1,297,000) debt conversion adjustment that did not recur in 2025.

Net Loss

Net loss for the six months ended June 30, 2025, was $(8,284,297) compared with $(13,554,758) for the same period in 2024, an improvement of $5,270,461. The reduction in net loss was largely due to lower total operating expenses and the swing in fair value adjustments to derivative liabilities, partially offset by higher cost of goods sold and interest expense.

Derivative values are highly sensitive to the Company’s stock price, volatility, interest rates, and other contractual terms: shifts in these inputs can produce significant period-to-period fluctuations in reported results.

Liquidity and Capital Resources

Overview

Liquidity reflects the Company’s ability to fund operations and meet obligations. The Company has historically relied on capital raises and continues to pursue financing through convertible notes, equity offerings, and strategic partnerships.

The financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and held cash of $1,202,999 as of June 30, 2025. Management believes continued investor support and access to capital markets will be necessary to sustain operations.

Summary of Cash Flows for the Six Months Ended June 30

Category	2025	2024
Net cash used in operating activities	$(1,632,586)	$(2,127,954)
Net cash used in investing activities	$(3,350)	$(1,071,000)
Net cash provided by financing activities	$2,467,420	$2,952,125
Net increase (decrease) in cash and cash equivalents	$831,484	$(246,829)

Capital Expenditures

Apart from modest tenant improvements at the Sherman facility, the Company does not anticipate significant capital expenditure over the next twelve months. However, Growth initiatives for the anticipated OZ-fund model will require external capital, which may be raised through equity or debt offerings.

Critical Accounting Policies

The Company’s critical accounting policies, as described in its 2024 Form 10-K, remain unchanged. They include revenue recognition under ASC 606, expected-credit-loss measurement under ASC 326, fair-value accounting for derivatives under ASC 815, impairment testing for long-lived and indefinite-lived assets under ASC 360 and ASC 350, stock-based compensation under ASC 718, warranty-reserve estimation, and valuation-allowance assessment for deferred tax assets. Management’s judgments and estimates in applying these policies could materially affect the financial statements.

Trends and Outlook

Management expects revenue for the remainder of 2025 to be driven by PWT’s backlog. The wind-down of MWS eliminates a low-margin manufacturing line and allows resources to be redirected to financing activities. The Company’s ability to raise additional capital on reasonable terms will be critical to funding operations and executing its decentralized water-finance strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date. This conclusion reflects the constraints of a small finance team and the complexity and timing of certain non-routine transactions this quarter, including debt and equity conversions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

Internal controls provide reasonable, not absolute, assurance and, due to inherent limitations may not prevent or detect all misstatements. .

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of this filing, the Company remains in default on four preferred stock series that have reached their contractual redemption dates. The defaults comprise of the following: 50 shares of Series F Preferred Stock with an aggregate redemption price of $50,000 that became due on September 1 2020; 25 shares of Series G Preferred Stock with an aggregate redemption price of $25,000 that became due on April 30 2021; 25 shares of Series I Preferred Stock with an aggregate redemption price of $25,000 that became due between May 2 2021 and June 10 2021; and 297 shares of Series K Preferred Stock with an aggregate redemption price of $297,150 that became due between August 5 2021 and March 26 2022. The cumulative unpaid redemption obligation is $397,150. No penalties have been assessed, and no waivers or amended terms have been negotiated to date. Management plans to address these in connection with its ongoing capital-raising and liability-management efforts.

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

August 15, 2025

ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)