Form 10-Q
period 2025-09-30
ORIGINCLEAR, INC.
filed 2025-11-19
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2025

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

As of November 19, 2025, there were 15,535,055,885 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$756,729	$371,515
Contracts receivable, net	834,256	2,404,545
Investment in marketable securities, at fair value	22,604	31,646
Contract assets	375,943	1,071,664
Prepaid assets and other current assets	89,235	-
Assets of discontinued operations	66,102	452,656
Total Current Assets	$2,144,869	$4,332,026

Property and equipment, net	73,837	55,869
Other Assets
Security deposit	18,000	19,051
Investment in marketable securities, at fair value	3,200	3,200
Operating lease right of use asset (Note 4)	505,619	580,393
Total Other Assets	526,819	602,644
TOTAL ASSETS	$2,745,525	$4,990,539
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,395,275	$1,742,397
Accrued expenses	2,270,760	5,299,519
Cumulate dividends payable on preferred stock	470,079	589,768
Contract liabilities	2,670,080	3,468,227
Operating lease liabilities	79,792	96,113
Warranty reserve	50,000	50,000
Loans payable	147,418	150,000
Related party loan	69,654	238,046
Tax liability 83(b)	13,600	13,600
Derivative liabilities	12,616,080	14,651,326
Redeemable non- convertible preferred stock, 397.15 shares issued and outstanding across four series (Note 5)	397,150	397,150
Convertible secured promissory notes (Note 8)	3,195,580	21,363,639
Convertible promissory notes	597,944	597,944
Liabilities discontinued operations (Note 3)	79,548	1,111,805
TOTAL CURRENT LIABILTIES	$25,052,960	$49,769,534
Long-Term Liabilities
Convertible promissory notes, net of current	2,019,748	2,019,748
Operating lease liabilities, net of current	447,148	501,123
TOTAL LONG-TERM LIABILITIES	2,466,896	2,520,871
TOTAL LIABILITIES	$27,519,856	$52,290,405
COMMITMENTS AND CONTINGENCIES (Note 13)
Mezzanine Equity, preferred stock (Note 5)	7,457,720	7,557,722
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, (Authorized: 600,000,000), Series C - 1,000 shares issued and outstanding, Series D - 31,500,000 shares issued and outstanding	3,150	3,150
Common stock, $0.0001 par value, (Authorized: 16,000,000,000) - shares issued and outstanding 15,473,735,128 and 1,672,117,519	1,547,375	167,213
Additional paid-in capital	118,181,628	85,399,199
Noncontrolling interest	16,781,307	(3,033,244)
Stock Payable	80,063	-
Accumulated other comprehensive loss	-	(132)
Accumulated deficit	(168,825,574)	(137,393,774)
TOTAL SHAREHOLDERS’ DEFICIT	$(32,232,051)	$(54,857,588)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,745,525	$4,990,539

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$1,708,782	$583,491	$4,055,252	$2,577,468
Cost of revenue	1,227,164	512,352	3,726,983	1,976,412
Gross (loss) profit	481,618	71,139	328,269	601,056

Operating expenses
Selling and marketing	332,513	797,311	984,084	2,024,434
General and administrative	468,468	1,472,994	2,320,659	3,598,920
Total Operating expenses	800,981	2,270,305	3,304,743	5,623,354

Loss from Operations	(319,363)	(2,199,166)	(2,976,474)	(5,022,298)
Other Income (Expense)
Gain (loss) on conversion of debt	-	15,995	(8,318,588)	17,138
Gain (loss) on preferred stock conversion	-	1,699,058	(50,000)	1,699,058
Gain (loss) on issuance of promissory notes	(380,580)	-	(862,914)	-
Impairment of receivable - SPAC	-	(452,508)	-	(1,580,508)
Gain (loss) on extinguishment of payables	2	-	(513,345)	30,646
Gain/Loss on exchange of stock	(452,503)	-	(452,503)	-
Unrealized (loss) gain - investment securities	4,521	(4,521)	(9,042)	(4,521)
Preferred stock incentive expense	(87,639)	-	(861,083)	-
Loss on share settlement	-	-	-	(1,265,823)
Debt conversion adjustment - note purchase agreements	-	(382,349)	-	(1,679,349)
Gain on common stock redemption	12,500	(1,255,178)	1,042,666	-
Change in derivate liability and debt conversions	(1,716,476)	756,395	2,035,246	(5,837,116)
Interest and dividend expense	(129,261)	(681,032)	(1,114,612)	(2,073,826)
TOTAL OTHER EXPENSE	(2,749,436)	(304,140)	(9,104,175)	(10,694,301)

Net (loss) income from continued operations	(3,068,799)	(2,503,306)	(12,080,649)	(15,716,599)
Net income (loss) from discontinued operations	(264,021)	(271,166)	463,531	(612,632)
Net (loss)	$(3,332,820)	$(2,774,472)	$(11,617,118)	$(16,329,231)
Less: Net income (loss) attributable to noncontrolling interest	9,873,169	-	19,814,550	(354,486)
Net income (loss) attributable to OCLN	$(13,205,989)	$(2,774,472)	$(31,431,668)	$(15,974,745)

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Bais and diluted income (loss) per share from discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED (in shares)	15,559,587,074	1,809,131,118	10,970,799,374	1,532,793,354

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
						Additional		Other	Non-
	Preferred stock		Mezzanine	Common Stock		Paid-in-	Subscription	Comprehensive	Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)
Rounding	-	-	-	-	-		-	-	(1)	-
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(197,113,414)	(19,711)	(1,654,517)	-	-	-	-	(1,674,228)
Common stock issued for alternative vesting	-	-	-	20,937,829	2,094	167,503	-	-	-	-	169,597
Common stock issued for conversion settlement	-	-	-	122,213,744	12,221	1,253,602	-	-	-	-	1,265,823
Common stock issued for conversion of Series O Preferred stock	-	-	(5,000)	965,252	97	4,903	-	-	-	-	5,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000
Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000
Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000
Common stock issued for conversion of Series W Preferred stock	-	-	(200,000)	41,715,134	4,172	195,828	-	-	-	-	200,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(547,000)	108,049,219	10,805	536,195	-	-	-	-	547,000
Common stock issued at fair value for services	-	-	-	70,218,771	7,022	585,397	-	-	-	-	592,419
Common stock issued for Series O Preferred stockdividends	-	-	-	693,766	69	(69)	-	-	-	-	-
Common stock issued through a Reg A to investors for cash	-	-	-	5,080,000	508	48,267	-	-	-	-	48,775
Issuances of Series Y Preferred stock through private placement	-	-	995,100	-	-	-	-	-	-	-	-
Exchange of Series F Preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	701,230	-	-	-	-	701,230
Net loss	-	-	-	-	-	-	-	-	(537,469)	(15,791,762)	(16,329,231)
Balance at September 30, 2024 (unaudited)	31,501,000	$3,150	$7,620,822	1,609,888,305	$160,990	$83,948,879	$100,000	$(132)	$(2,776,963)	$(135,008,497)	$(53,572,574)

	NINE MONTHS ENDED SEPTEMBER 30
						Additional		Other	Non-
	Preferred stock		Mezzanine	Common Stock		Paid-in-	Stock	Comprehensive	Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)
Rounding	-	-	(2)	-	0	(2)	0	-	1	-	(1)
Derecognition of Hong Kong Technologies Ltd.	-	-	-	-	-	-	-	132	-	(132)	-
Shares redeemed/cancelled for Note Purchase Agreement	-	-	25,000	-	-	-	-	-	-	-	-
Temporary equity, shares converted (Series Y)	-	-	(125,000)	88,235,295	8,824	141,176					150,000
Shares issued for compensation	-	-	-	30,958,251	3,096	65,284	-	-	-	-	68,380
Shares issued for services	-	-	-	219,181,105	21,918	356,664	-	-	-	-	378,582
Shares issued for Regulation A	-	-	-	3,189,000	319	31,890	-	-	-	-	32,209
Shares issued for redeeming Series A	-	-	-	(96,036,587)	(9,604)	(215,396)	-	-	-	-	(225,000)
Shares redeemed/cancelled for OZ NPAs	-	-	-	(578,257,903)	(57,826)	(984,840)	-	-	-	-	(1,042,666)
Shares issued for Series O dividends	-	-	-	3,497,327	350	(350)	-	-	-	-	-
Shares issued for WODI note conversions	-	-	-	14,130,851,121	1,413,085	31,693,480	-	-	-	-	33,106,565
Shares issued, WODI Series A for cash	-	-	-	-	-	1,517,401	-	-	-	-	1,517,401
Shares issued for alternate vesting	-	-	-	-	-	-	80,063	-	-	-	80,063
Contributed Capital						177,122					177,122
Net Loss	-	-	-	-	-	-	-	-	19,814,550	(31,431,668)	(11,617,118)
Balance at September 30, 2025 (unaudited)	31,501,000	$3,150	$7,457,720	15,473,735,128	$1,547,375	$118,181,628	$80,063	$-	$16,781,307	$(168,825,574)	$(32,232,051)

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income from continued operations	$(12,080,649)	$(15,716,599)
Net income (loss) from discontinued operations	463,531	(612,632)
Adjustments to reconcile net income to net cash
Unrealized (gain) loss on derivative liabilities	(2,035,246)	5,837,116
Depreciation and amortization	15,057	21,619
Net unrealized loss on fair value of securities	9,042	4,521
Shares issued for alternate vesting	80,063	-
Loss on subisidary closure	513,347	-
Shares issued for compensation	68,380	169,597
Shares issued for services	378,582	592,419
Loss on extinguishment of debt (non-cash)	8,318,588	1,679,349
Loss from conversion of preferred stock	50,000	-
Gain on redemption of common stock	-	(1,674,228)
Loss on share settlement	-	1,265,823
Loss on issuance of debt	862,914	-
Amortization of debt discount	-	149,822
Impairment of receivables	-	1,580,508
Gain on settlement of equity instrument	(225,000)	-
Gain on extinguishment of liabilities	-	(30,646)
Changes in operating assets and liabilities:
Contracts receivable	1,570,289	497,795
Contract assets	695,722	(375,092)
Right-of-use assets	74,774	(32,530)
Change in discontinued operations	(1,184,056)	-
Prepaid expenses and other current assets	(89,235)	(82,247)
Security deposits	1,051	(19,051)
Accounts payable	652,875	472,001
Lease liability	(70,297)	-
Accrued expenses and other current liabilities	395,579	2,125,350
Contract liabilities	(798,147)	1,002,092
Net cash used in operating activities	(2,332,836)	(3,145,013)

Cash Flows from Investing Activities:
Purchase of note receivable (SPAC investment)	-	(1,580,508)
Proceeds from payments of long-term receivables	-	99,000
Purchases of property and equipment	(33,020)	(13,500)
Net cash used in investing activities	(33,020)	(1,495,008)

Cash Flows from Financing Activities:
Repayment of SBA loan	(2,582)	(2,001)
Payments on line of credit	-	(151,516)
Proceeds from merchant cash advances	-	224,570
Payments on merchant cash advances	-	(444,585)
Proceeds from related party loans	-	298,000
Repayments of loans from related parties	(168,391)	-
Dividends paid on preferred stock	(119,689)	83,445
Proceeds from convertible secured promissory notes	-	2,642,701
Proceeds from the issuance of common stock (Regulation A and D)	1,549,610	48,775
Proceeds from affiliate funding (OZ Fund)	1,290,000	-
Proceeds from issuance of warrants	-	701,230
Contributed Capital	177,122	-
Proceeds from preferred stock (classified as mezzanine equity)	25,000	995,100
Net cash provided by financing activities	2,751,070	4,395,719

Net change in Cash
Net increase (decrease) in cash and cash equivalents	385,214	(244,301)
Cash and cash equivalents, beginning of period	371,515	488,830
Cash and cash equivalents, end of period	$756,729	$244,529

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and dividends	$57,422	$40,447
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of Series O preferred stock dividends	$350	$69
Conversion of mezzanine classified as preferred stock to common stock	$100,000	$917,000
Conversion of WODI debt and accrued interest	$24,787,977	$-
Reclassification from liability to mezzanine equity	$-	$20,000
Redemption of common stock	$1,042,666	$-
OCI derecognition	$132	$-
Adoption of ASC 842	$-	$627,074

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

The Modular Water Systems (“MWS”) division, previously focused on pre-fabricated infrastructure for decentralized treatment, was fully deactivated during the second quarter of 2025. On May 8, 2025, WODI’s Board approved the wind-down of MWS as part of a strategic shift away from direct equipment competition. Disposal of remaining MWS assets was completed as of September 30, 2025. (See Note 3.)

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

Joint Venture

September 16, 2025, the Company entered into a joint venture agreement with Block40X Inc. to form a Wyoming limited liability company (the “Block40X JV”) to develop and manage Bitcoin mining facilities in the United States. Each party holds a 50% membership interest. In connection with the agreement, the Company granted Block40X restricted stock equal to approximately 5% of its common shares outstanding on the effective date, pursuant to the Company’s existing restricted stock grant agreement. The Block40X JV will be accounted for under the equity method of accounting in accordance with ASC 323.

On September 26, 2025, the Company entered into a joint venture agreement with Bitmern Investments LLC, a subsidiary of Bitmern Technologies LLC, to form a Florida limited liability company (the “Bitmern JV”). Ownership of the Bitmern JV is allocated 60% to Bitmern Investments LLC and 40% to the Company. The purpose of the Bitmern JV is to finance, develop, construct, and manage large-scale Bitcoin mining hosting facilities, beginning with a pilot project of up to 500 MW in the United States. The Bitmern JV will be accounted for under the equity method of accounting in accordance with ASC 323.

As of September 30, 2025, neither the Block40X JV nor the Bitmern JV had a material impact on the Company’s consolidated financial statements.

Basis of presentation

The accompanying interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Operating results for the three- and nine-months ending September 30, 2025, are not necessarily indicative of results that may be expected for the full fiscal year or any other future period. All intercompany accounts have been eliminated in consolidation.

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

The following table reconciles the Company’s Level 3 derivative liabilities for the nine months ended September 30, 2025:

	Total	(Lvl 1)	(Lvl 2)	(Lvl 3)
Convertible notes liability	$(12,596,098)	$-	$-	$(12,596,098)
Warrants liability	(19,982)	-	-	(19,982)
Total derivative liability	$(12,616,080)	-	-	$(12,616,080)

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

Equity Investments and Joint Ventures

The Company accounts for investments in entities over which it exercises significant influence but does not have control under the equity method of accounting (ASC 323). Under this method, the investment is initially recorded at cost and adjusted each period for the Company’s proportionate share of the investee’s net income or loss and other comprehensive income, if applicable. When the Company’s share of cumulative losses exceeds the carrying amount of the investment, the balance is reduced to zero, and additional losses are recognized only to the extent the Company has committed to provide financial support.

The Company’s joint ventures, including Block40X LLC, Bitmern LLC, and Enviromaintenance LLC, are each accounted for under this method. As of September 30, 2025, none of these ventures had material assets, liabilities, or operations, and no earnings or losses were recognized.

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

In the second quarter of 2025, the Company finalized its plan to wind down its Modular Water Systems (“MWS”) business unit following the resignation of MWS’s lead executive and a strategic review of operations. Management concluded that MWS no longer aligned with the Company’s long-term objectives and ceased all activity during the quarter. The business met the criteria for discontinued operations under ASC 205-20.

All prior period financial information has been recast to reflect MWS as a discontinued operation. The wind-down was completed shortly after quarter-end, and no material costs are expected in future periods.

As previously disclosed, in the second quarter of 2025 the Company terminated the technology license agreement in connection with the settlement with MWS’s former lead executive. The Company reversed $177,122 of previous accrued royalties, resulting in a gain recognized as contributed capital. There was no additional impact in the three months ended September 30, 2025. Accordingly, year-to-date results for the nine months ended September 30, 2025 are unchanged from the six months ended June 30, 2025.

Summary of Results of Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$(234,039)	$284,633	$1,309,446	$901,424
Cost of revenue	29,864	403,592	1,258,806	1,285,012
Gross profit (loss)	(263,903)	(118,959)	50,640	(383,588)
Operating expenses	118	152,207	100,457	229,044
Other income	-	-	513,347	-
Income (loss) from discontinued	$(264,021)	$(271,166)	$463,531	$(612,632)

Summary Balance Sheet of Discontinued Operations

	September 30,	December 31,
	2025	2024
Current Assets
Cash and cash equivalents	6,201	179,369
Contract assets	$-	$174,415
Contracts receivable, net	59,902	98,872
Total assets of discontinued	$66,102	$452,656
Current Liabilities
Accounts payable	$79,548	$266,394
Contract liabilities	-	643,570
Accrued expenses	-	201,841
Total liabilities of discontinued	$79,548	$1,111,805

4.	Leases

The Company leases its production facility at 5225 W. Houston Street, Sherman, Texas under a non-cancellable operating lease that commenced on July 1, 2024, and expires on July 31, 2029 (61 months). The lease is triple-net; the Company pays all property taxes, insurance, and maintenance. The lease is accounted for under ASC 842.

Right-of-use asset and Lease liability

At commencement the Company recorded a ROU asset and corresponding lease liability measured at the present value of future lease payments, discounted at the Company’s 11.84% incremental borrowing rate. As of September 30, 2025, the ROU asset, net of amortization, was $505,619; the lease liability was $526,940, of which $79,792 is classified as current and $447,148 as non-current.

Lease expense

For the nine months ended September 30, 2025, lease-related expenses included ROU amortization of $121,455 and interest expense on the lease liability of $50,333. Both amounts are included in cost of revenue.

Maturity of lease liability

Future minimum lease payments as of September 30, 2025, are as follows:

Period	Amount
Year 1 (remainder of fiscal year)	$41,162
Year 2	166,602
Year 3	171,465
Year 4	176,666
Year 5 and thereafter	104,867
Total Lease Payments	$660,762
Less: Present Value Discount	(133,821)
Total Lease Liability	$526,940

The lease contains no purchase options, residual value guarantees, or extension or termination options that the Company is reasonably certain to exercise.

5.	Equity

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board issued 1,000 shares of non-convertible, non-dividend-bearing Series C Preferred Stock to the Company’s Chief Executive Officer for $0.10. These shares carry 51% of the Company’s total voting power. As of September 30, 2025, all 1,000 shares remain outstanding.

Series D-1

On April 13, 2018, 50,000,000 shares were designated on April 13, 2018. Each share is convertible into 0.0005 shares of common stock, subject to a 4.99% beneficial ownership limitation (increased to 9.99% upon 61-days’ notice). As of September 30, 2025, 31,500,000 shares were outstanding.

Redeemable Non-Convertible Preferred stock

During the nine months ended September 30, 2025, the Company had the following series of non-convertible preferred stock classified as liabilities. These instruments are subject to mandatory redemption provisions or dividend terms that require classification outside of liability rather than equity.

Series	Stated value per share	Dividend rate	Convertible	Shares Outstanding	Aggregate Balance
F	$1,000	8%	no	50.00	50,000
G	$1,000	8%	no	25.00	25,000
I	$1,000	8%	no	25.00	25,000
K	$1,000	8%	no	297.15	297,150
Preferred stock outstanding				397.15	$397,150

These are non-convertible preferred stock series carrying 8% cumulative dividends and redemption provisions. As of September 30, 2025, the Company had not redeemed the remaining Series F, Series G, Series I, and Series K shares, resulting in a $397,150 aggregate redemption obligation in default.

Mezzanine Equity Preferred Stock Outstanding

During the nine months ended September 30, 2025, the Company had the following series of convertible or redeemable preferred stock classified as mezzanine equity. These securities are either subject to redemption features or conversion terms that are not solely within the Company’s control.

Series	Stated value per share	Dividend rate	Convertible	Shares Outstanding	Aggregate Balance
J	$1,000	none (as converted)	yes	210.00	$210,000
L	$1,000	none (as converted)	yes	320.50	320,500
M	$25	10% cumulative	no	40,300.00	1,007,493
O	$1,000	8% cash, 4% stock	yes	185.00	185,000
P	$1,000	none (as converted)	yes	30.00	30,000
Q	$1,000	12% cash	yes	410.00	410,000
R	$1,000	12% cash	yes	1,473.00	1,473,000
S	$1,000	12% cash	yes	110.00	110,000
U	$1,000	none (as converted)	yes	270.00	270,000
W	$1,000	12% cash	yes	696.50	696,500
Y	$100,000	share-of-profits	yes	27.45	2,745,227
Total Mezzanine Equity				44,032.45	$7,457,720

Series Y Preferred Stock

On December 6, 2021, the Company designated 3,000 shares of Series Y Preferred Stock at an original issue price of $100,000 per share. Holders are entitled to up to 25% of annual net profits from designated subsidiaries, payable within three months after fiscal year end. Series Y is convertible into common stock, subject to a 4.99% beneficial ownership cap.

During the nine months ended September 30, 2025, the Company raised $25,000 of gross proceeds from a private placement of Series Y Preferred Stock. In the same period, holders converted $100,000 of stated value of Series Y into 88,235,295 shares of common stock pursuant to the original terms. The conversion was measured at the carrying amount and recorded as an increase to common stock and additional paid in capital. A $50,000 loss was recognized on the conversion.

Restricted Stock Grants – Alternative Vesting

During the quarter ended September 30, 2025, the Company approved an additional batch of 66,719,348 restricted stock grants (“RSGs”) to employees and consultants under alternative vesting arrangements. In accordance with ASC 718, the Company locked in the grant date fair value using the closing price of the Company’s common stock on September 10th, 2025. The related shares will be delivered in January 2026, concurrent with other scheduled issuances under the Company’s restricted stock plan.

As of September 30, 2025, the Company recorded $80,063 as stock payable, with a corresponding entry to Stock based compensation. The Company will adjust the stock payable account in January 2026 upon physical issuance of the shares.

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

The OCLN shares redeemed were measured at the closing price on the applicable redemption dates. The equity value of the WODI Series A Preferred Stock issued in the program was $225,000, determined by using the same closing price method for the OCLN shares on the redemption dates. The company recorded a reduction to common stock and additional paid in capital with a corresponding increase to noncontrolling interest, representing the equity value of the WODI shares issued in consideration of the new investment. No gain or loss was recognized.

OriginClear, Inc. Common Stock

Nine months ended September 30, 2025, the Company:

●	issued 30,958,251 shares for compensation with fair market value of $68,380.

●	issued 219,181,105 shares for services (grant-date fair value $378,582, measured at the closing price on the grant dates, at per-share prices ranging from $0.0017 - $0.034.)

●	issued 3,189,000 shares in connection with Regulation A offering for $32,209 at $0.01 per share.

●	redeemed/cancelled 96,036,587 shares in connection with the WODI Series A investment and exchange program using the closing price on the redemption date with an aggregate fair market value of $255,000.

●	redeemed/cancelled 578,257,903 shares in connection with WODI OZ Sponsor LLC convertible notes using the closing price on the redemption date with an aggregate fair market value of $1,042,666.

●	issued 3,497,327 shares for Series O dividends using the closing price on the last day of the quarter.

●	issued 14,130,851,121 shares in connection with WODI note conversions using the seven-day average price of the previous 7 days from conversion date with an aggregate fair market value of $33,106,565.

●	for further details on the conversion of debt see Note 9.

Nine Months Ended September 30, 2024

●	issued 70,218,771 shares of common stock for services (grant-date fair value $592,419, measured at the closing price on the grant dates, at per-share prices ranging from $0.0063 - $0.012.)

●	issued 693,766 shares for Series O dividends using the closing price on the last day of the quarter.

●	issued 122,213,744 shares of common stock for settlement of conversion agreements at a fair value of $1,265,823.

●	issued 20,937,829 shares of common stock for alternate vesting at a fair value of $169,597.

●	issued 188,075,563 shares of common stock upon conversion of $917,000 of preferred stock.

●	redeemed 197,113,414 shares of common stock at a market price of $0.01 per share with a gain in the amount of $1,674,228.

●	issued 5,080,000 shares of common stock through Regulation A to investors for cash proceeds totaling $48,775.

As of September 30, 2025, 15,473,735,128 shares of OriginClear, Inc. common stock were issued and outstanding.

Water on Demand, Inc. Equity

Common Stock

As of September 30, 2025, WODI had 22,769,502 shares of common stock issued and outstanding. OriginClear, Inc. held 12,171,067 of these shares, representing a 53.45% ownership interest. The remaining shares were held by unaffiliated investors.

Preferred Stock

On January 14, 2025, WODI amended its Certificate of Formation to authorize three classes of preferred stock reserving (i) 10,000,000 Series A shares for private placement, (ii) 1,000,000 Series B shares (none issued), and (iii) 1,000 Series C shares (all issued to the CEO; non-convertible, 51% voting control).

During the nine months ending September 30, 2025, WODI raised $1,517,401 in proceeds from the sale of Series A Preferred Stock.

The table below summarizes key features and outstanding balances for each class as of September 30, 2025.

Class	Shares Authorized	Shares Outstanding	Terms
Series A	$30,000,000	14,738,282	Convertible, issued through private placement
Series B	$1,000,000	-	Reserved; Authorized but unissued as of reporting date
Series C	$1,000	1,000	Non-convertible; grants 51% voting control; held by CEO

No Series B shares have been issued to date. The 1,000 Series C shares remain issued and outstanding, held by the CEO.

6.	Noncontrolling Interest

WODI is a majority owned subsidiary of OriginClear, which holds approximately 53.45% of the voting equity as of September 30, 2025. The remaining 46.55% is held by unaffiliated third-party investors as noncontrolling interest in the condensed consolidated financial statements.

The condensed consolidated financial statements include the assets, liabilities, revenues, expenses, and cashflows of WODI, with elimination of intercompany transactions between OCLN and WODI. The equity section of the condensed consolidated balance sheet includes a component for noncontrolling interest, representing the minority shareholders’ proportionate share of WODI’s net assets.

The following table summarizes the changes in noncontrolling interest for the nine months ended September 30, 2025:

Description	As of September 30, 2025
Beginning noncontrolling interest	$(3,033,244)
rounding	1
Net income (loss) attributive to NCI	19,814,550
Ending noncontrolling interest	$16,781,307

7.	Restricted Stock Grants and Warrants - OCLN

Restricted Stock Grants

The Company has outstanding performance-based RSGAs with its chief executive officer, directors, employees, and consultants. Shares vest only upon achievement of two cumulative, trailing-twelve-month milestones: (i) consolidated gross revenue of at least $15 million and (ii) consolidated operating profit of at least $1.5 million, both as reported under U.S. GAAP. Through September 30, 2025, neither milestone had been met; accordingly, no stock-based compensation expense has been recognized.

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

Warrants

A summary of OCLN’s warrant activity and related information for the nine months ended September 30, 2025, is as follows:

	September 30, 2025
	Number of warrants	Weighted average exercise price
Outstanding - beginning of year	79,142,589	$1.0207
Granted	3,274,000	$0.0422
Exercised	-	$-
Expired	(4,877,500)	$(0.0629)
Outstanding - end of period	77,539,089	$1.0436

During the nine months ended September 30, 2025, the Company granted 3,274,000 OCLN common stock warrants consisting of 3,074,000 Regulation A investor warrants (exercise prices ranging from $0.59 - $0.75 per share, expiring 2025-2026) and one 200,000 warrant grant issued to a Series Y investor (exercise price $4.59, expiring 2030). The warrants were issued as investor incentives in connection with equity financing. No warrants were exercised or expired during the period. As of September 30, 2025, the fair value of these warrants was $27,216.

At September 30, 2025, the weighted average remaining contractual life of warrants outstanding:

Exercisable Prices	Warrants Outstanding	Warrants Exercisable	Weighted Average
$0.0200	600,000	600,000	0.0077
$0.0275	8,727,273	8,727,273	0.1126
$0.1000	2,500,000	2,500,000	0.0322
$0.2500	56,109,816	56,109,816	0.7236
$1.0000	3,760,000	3,760,000	0.0485
$0.0100	5,842,000	5,842,000	0.0753
$-	-	-	-
	77,539,089	77,539,089

WODI Warrants Issued

During the nine months ended September 30, 2025, in connection with its private placement of Series A Preferred Stock, WODI issued fully vested warrants exercisable for a total of 14,738,282 shares of WODI common stock. These warrants carry an exercise price of $0.16 per share, $2.00 per share and have expiration dates ranging from January 31, 2030, through May 31, 2030. An independent valuation of these warrants using the Black-Scholes model (volatility 29.3% – 32.7%; risk-free rate 3.96% – 4.26%; no dividend yield; common-stock FMV $0.08611) determined aggregate grant-date fair value of $137,640.

8.	Joint Venture

On September 16, 2025, the Company entered into a joint venture agreement with Block40X Inc. (“Block40X”), a Wyoming corporation, to form a Wyoming limited liability company (the “Block40X JV”). Each party holds a 50% membership interest. The purpose of the Block40X JV is to finance, develop, construct, and manage Bitcoin mining facilities in the United States.

In connection with the agreement, the Company granted Block40X restricted stock equal to approximately 5% of the Company’s common shares outstanding on the effective date, pursuant to the Company’s existing restricted stock grant agreement. The Company’s contributions consist of funding and financing activities. Block40X’s contributions consist of site origination, technical expertise, and assistance with financing and tax modeling. Additional contributions, if required, will be made pro rata or as otherwise agreed.

The Block40X JV is governed by a three-member board of managers, consisting of one representative from each party and one independent manager. Distributions of available cash will be made to members pro rata after reserves for obligations. The agreement includes standard termination provisions, including failure to meet funding milestones or material breach. Management has determined that the Block40X JV will be accounted for under the equity method in accordance with ASC 323. As of September 30, 2025, the Block40X JV had no material assets, liabilities, or operations, and no impact on the consolidated financial statements.

On September 26, 2025, the Company entered into a joint venture agreement with Bitmern Investments LLC, a subsidiary of Bitmern Technologies LLC, to form a Florida limited liability company (the “Bitmern JV”). Ownership of the Bitmern JV is allocated 60% to Bitmern Investments LLC and 40% to the Company.

The Bitmern JV is intended to finance, develop, and operate large-scale Bitcoin mining hosting facilities, beginning with a pilot project of up to 500 MW in the United States. Bitmern’s contributions include site origination, project management, hosting operations, technical expertise, and related intellectual property. The Company’s contributions consist of financing activities, capital markets strategy, and compliance support. The Bitmern JV is governed by a three-member board of managers, with each party appointing one representative and jointly selecting an independent member. Bitmern appoints the Chair and Chief Executive Officer. Major decisions, including debt incurrence, equity issuances, and material contracts, require supermajority approval.

Management has determined that the Bitmern JV will be accounted for under the equity method in accordance with ASC 323. As of September 30, 2025, the Bitmern JV had no material assets, liabilities, or operations, and no impact on the consolidated financial statements.

9.	Convertible Promissory Notes

OriginClear, Inc.

As of September 30, 2025, the outstanding unsecured convertible promissory notes are as follows:

Convertible promissory notes	$2,617,692
Less current portion	597,944
Total long-term liabilities	$2,019,748

Maturities of long-term debt for the next five years are as follows:

Period ending September 30,	Amount
2025 (remaining 3 months)	82,473
2026	1,875,000
2027	-
2028	62,275
2029	-
$2,019,748

As of September 30, 2025, the Company had the following unsecured convertible promissory notes outstanding:

Note Description	Balance	Classification	Terms & Features
2014-2015 Notes	$683,700	Long-term	10% annual interest; convertible at $4,200 - $9,800 /share or 50% of lowest post-issuance trade price; derivative under ASC 815.
OID Notes	$62,275	Long-term	Extended to June 30, 2028; convertible at lesser of $5,600/share or 50% of lowest post-issuance trade price; derivative under ASC 815.
2025 Notes	$1,200,000	Long-term	10% interest; convertible at $1,400–$5,600/share or 50% of lowest trade price; derivative liability.
Dec 2015 Note	$167,048	Short-term	Issued for AP; convertible at 75% of lowest 3-day average over 25-day period; reclassified from BCF to derivative under ASC 815.
Sept 2016 Note	$430,896	Short-term	Issued for AP; similar to Dec 2015 Note; convertible at 75% of lowest 3-day average over 25 days; derivative under ASC 815.
Nov 2020 Note	$13,722	Long-term	10% interest; extended for 60 months; convertible at $0.05 or 50% of lowest post-issuance trade price; derivative under ASC 815.
Jan 2021 Note	$60,000	Long-term	10% interest; extended 60 months; convertible at lesser of (a) $0.05, (b) 50% of lowest post-issuance trade price, or (c) lowest price granted; penalty for late shares.

Derivative Liability - OriginClear

Due to variable conversion features, all OriginClear notes are treated as derivative liabilities under ASC 815. The notes are not considered conventional, and the notes do not qualify for equity classification. As of September 30, 2025, the derivative liability related to these notes was $12,596,098 – See Note 2 -Fair value of financial instruments.

WODI

As of December 31, 2024, WODI had $21,363,639 secured convertible promissory notes outstanding. These notes were issued in connection with prior financing agreements and included embedded derivative features. During the nine months ended September 30, 2025, WODI redeemed and retired all $21,363,639 of these secured convertible notes and $3,424,338 in accrued interest through a structured exchange for subsidiary equity. The exchanges were accounting for as debt extinguishments under ASC 470 and ASC 815. The Company recognized a noncash loss on extinguishment of $8,318,588 recorded in gain (loss) on conversion of debt withing other income (expense) for the three and nine months ended September 30, 2025. (See Note 12). As of September 30, 2025, WODI had no remaining secured convertible promissory notes outstanding, and all related derivative liabilities were eliminated.

During the nine months ended September 30, 2025, WODI Sponsorship LLC issued unsecured convertible notes of $3,195,580. These notes bear 15% interest and mature within one year.

10.	Revenue from Contracts with Customers

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

Disaggregated revenue

Nine months ended September 30	2025	2024
Equipment Contracts	$3,328,741	$1,440,473
Pump Stations	604,817	-
Component Sales	125	1,058,956
Services Sales	121,569	78,039
Commission & Training	-	-
	$4,055,252	$2,577,468

Revenue recognition for other sales arrangements, such as component sales and service sales, remained materially consistent during the periods presented.

Contract balances

	Contract assets	Contract liabilities
Balance at December 31, 2024	$1,071,664	$3,468,227
Revenue recognized	1,708,783	(1,708,783)
Cash collected / reclassifications	(2,404,504)	910,636
Balance at September 30, 2025	$375,943	$2,670,080

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

11.	Financial Assets

Equity Security – Water Technologies International, Inc. (“WTII”)

As of September 30, 2025, the Company held 1,100,200 shares of WTII common stock, measured at fair value under ASC 321 using Level 1 inputs. The investment had a fair value of $31,646 at December 31, 2024, compared to $22,604 at September 30, 2025. For the nine months ended September 30, 2025, the Company recorded an unrealized loss of $9,042, which is included in Unrealized loss on investment securities within other income (expense) in the condensed consolidated statements of operations.

12.	Loans Payable

Small Business Administration (EIDL) Loan

On June 12, 2020, the Company received a $150,000 Economic Injury Disaster Loan. Principal and interest payments commenced after the initial deferral period. As of September 30, 2025, the outstanding balance was $147,418.

Related Party Loans Payable

As of September 30, 2025, the Company had two outstanding promissory notes issued to its CEO, reviewed and approved by the Board under the Company’s Related Party Transaction Policy for general corporate purposes.

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

As of September 30, 2025, the combined outstanding balance of both notes was $69,654. (see Note 15)

13.	Water on Demand, Inc. (“WODI”)

Water on Demand, Inc. (“WODI”) is a majority-owned subsidiary of OriginClear, Inc., which held 12,171,067 of the 22,769,502 outstanding shares of WODI common stock as of September 30, 2025, representing a 53.45% ownership interest. The Company consolidates WODI’s financial results in accordance with ASC 810 (see Note 2).

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

Convertible Notes

As of December 31, 2024, WODI had $21,363,639 secured convertible promissory notes outstanding. During the quarter ended June 30, 2025, WODI redeemed and retired the full outstanding balance of these notes and accrued interest of $3,424,338 through equity-based exchanges. The transaction was accounted for as an extinguishment of debt under ASC 470 and ASC 815, resulting in a $8,318,588 loss on extinguishment (see Note 8). As of September 30, 2025, WODI had $3,195,580 outstanding convertible secured notes.

Restricted-Stock Grant Agreements

Between August 12, 2022, and August 3, 2023, WODI approved restricted-stock grant agreements covering up to 15,550,000 WODI common shares for directors, employees, and consultants. Shares vest upon the earlier of (i) WODI’s common stock being listed on a national securities exchange or (ii) the third anniversary of the grant date, subject in each case to quarterly trading-volume thresholds. No restricted shares vested during the nine months ended September, 30, 2025, and no compensation expense was recognized because vesting was not considered probable under ASC 718.

14.	Commitments and Contingencies

Facility Lease

The Company leases its production facility at 5225 W. Houston, Sherman, Texas, under a non-cancelable operating lease that began July 1, 2024. (see Note 4) The lease is triple-net, and the current monthly base rent is $13,313. Lease payments due after September 30, 2025, total $551,605.

Warranty Reserve

PWT projects are generally warranted against defects in materials and workmanship for one year from the date of completion, with certain construction areas and materials having extended guarantees. Based on historical experience, known risks related to critical components, and management’s assessment, the Company recorded a warranty reserve of $50,000 as of September 30, 2025. This reserve reflects potential liabilities related to high-value components (pumps, RO membranes, and EDI modules). Management believes this reserve is adequate to cover probable warranty claims. This reserve is reviewed quarterly for adequacy.

Litigation

There were no material developments during the quarter in the action with Process Solutions, Inc. or other legal proceedings previously described in the Company’s Form 10-K filed April 18, 2024. Management does not believe the ultimate resolution of these matters will have a material adverse effect on the condensed consolidated financial statements.

No other commitments, guarantees, or contingent liabilities requiring disclosure were identified as of September 30, 2025.

15.	Related Party

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

16.	Reporting Segments

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

As of September 30, the Company had two reportable segments. PWT and MWS. PWT is a legacy Texas based engineering and fabrication company focused on commercial and industrial water treatment solutions. MWS is reported as discontinued operations. (see Note 3).

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

Reportable Segments:	PWT	WODI Corporate	OCLN Corporate	Total
For the three months ended September 30, 2025
Revenue	$1,708,782	$-	$-	$1,708,782
Gross profit	481,906	-	(288)	481,618
General and administrative expenses	161,523	147,924	159,021	468,468
Operating income (loss)	304,334	(420,109)	(203,588)	(319,363)
Segment assets	2,482,464	96,881	100,078	2,679,423
Gross profit as a % of revenue	28.20%	-	-	28.18%

For the three months ended September 30, 2024
Revenue	$583,491	$-	$-	$583,491
Gross profit (loss)	77,579	-	(6,440)	71,139
General and administrative expenses	517,167	425,176	530,651	1,472,994
Operating loss	(454,982)	(475,301)	(1,268,883)	(2,199,166)
Segment assets	2,280,385	652,042	217,446	3,149,873
Gross profit as a % of revenue	13.30%	-	-	12.19%

For the nine months ended September 30, 2025
Revenue	$4,055,252	$-	$-	$4,055,252
Gross profit	329,134	-	(865)	328,269
General and administrative expenses	460,211	726,994	1,133,454	2,320,659
Operating income (loss)	(169,592)	(1,468,822)	(1,338,060)	(2,976,474)
Segment assets	2,482,464	96,881	100,078	2,679,423
Gross profit as a % of revenue	8.12%	-	-	8.09%

For the nine months ended Septemer 30, 2024
Revenue	$2,570,895	$-	$6,573	$2,577,468
Gross profit (loss)	614,056	-	(13,000)	601,056
General and administrative expenses	909,775	534,621	2,154,524	3,598,920
Operating loss	(330,078)	(660,346)	(4,031,874)	(5,022,298)
Segment assets	2,280,385	652,042	217,446	3,149,873
Gross profit as a % of revenue	23.88%	-	-197.78%	23.32%

Total segment assets of continuing operations $2,679,423 does not include assets of discontinued operations of $66,102.

17.	Subsequent Events

Management has evaluated subsequent events in accordance with ASC 855 and has identified the following events requiring disclosure.

The equity and financing transactions occurring after September 30, 2025, and through the filing date are summarized below:

OriginClear, Inc.

On October 22, 2025, 5 shares of Series L preferred stock were converted into 4,716,982 common shares at $0.0011 per share.

On October 22, 2025, 20 shares of Series Q preferred stock were converted into 37,735,850 common shares at $0.0011 per share.

On October 22, 2025, 10 shares of Series R preferred stock were converted into 18,867,925 common shares at $0.0011 per share.

Water on Demand, Inc.

On November 7, 2025 an aggregate of 6,900 common shares of WODI stock was issued to investors of Water on Demand’s regulation A offering at $2.50 per share.

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

During the second quarter of 2025, the WODI Board of Directors approved the wind-down of Modular Water Systems (“MWS”), a previously active design-build unit within WODI. As of September 30, 2025, MWS is no longer in operation, and its financial results are presented as discontinued operations in this report.

Concurrently, WODI formally shifted its strategic focus from manufacturing operations to organization of a financial technology, specifically the development of its infrastructure Fund. This fund will be organized as an Opportunity Zone Fund (“OZF”) designed to finance decentralized water treatment systems in underserved communities while leveraging federal tax incentives to attract private capital. The fund has been formed but had not yet raised external capital as of September 30, 2025.

Recent Developments

On October 14, 2025, the Company announced its intent to form a strategic joint venture with Georgetown, Texas-based Enviromaintenance to deploy and operate mobile wastewater treatment plants throughout Texas. The partnership is designed to serve industrial customers with immediate water treatment needs, particularly in areas where centralized services are limited or unavailable.

This new venture builds on prior collaboration plans for the sale of standardized systems within the Greater Central Texas Region, spanning from Waco to San Antonio. Under the proposed structure, Water On Demand, through its affiliate, will provide capital for the acquisition of waste removal and recycling mobile vacuum trucks, while Enviromaintenance will purchase, operate, and manage these units utilizing its proprietary wastewater treatment technology within an exclusive Texas territory.

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

Joint Venture

On September 16, 2025, the Company entered into a joint venture with Block40X Inc. to form a Wyoming limited liability company (the “Block40X JV”) to develop and manage Bitcoin mining facilities in the United States. Each party holds a 50% membership interest. In connection with the agreement, the Company granted Block40X restricted stock equal to approximately 5% of the Company’s outstanding common shares. The Block40X JV had no material operations, assets, or liabilities as of September 30, 2025 and will be accounted for under the equity method of accounting.

On September 26, 2025, the Company entered into a joint venture agreement with Bitmern Investments LLC, a subsidiary of Bitmern Technologies LLC, to form a Florida limited liability company (the “Bitmern JV”). Under the agreement, Bitmern holds a 60% ownership interest, and the Company holds 40%. The purpose of the Bitmern JV is to finance, develop, construct, and manage large-scale Bitcoin mining hosting facilities, beginning with a pilot project of up to 500 MW in the United States, with potential expansions. Bitmern will contribute technical expertise, project management, hosting operations, and related intellectual property, while the Company will contribute financing capabilities, capital markets strategy, and compliance support. The Bitmern JV will be governed by a three-member board of managers, with each party appointing one representative and jointly selecting an independent member. Bitmern appoints the Chair and Chief Executive Officer of the JV. The Bitmern JV had not commenced operations or recorded any material assets or liabilities as of September 30, 2025, and will be accounted for under the equity method of accounting.

Results of Operations for the three months ended September 30, 2025, and 2024.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2025, was $1,708,782, compared to $583,491 for the same period in 2024, increased $1,125,291 (193%). The incline was primarily driven by higher equipment contract revenue.

Cost of goods sold increased to $1,227,164 in 2025, from $512,352 in 2024, an increase of $714,812 (140%). As a result, the Company recorded a gross profit of $481,618 compared to a profit of $71,139 in the third quarter of 2024.

Selling and Marketing

Selling and marketing expenses were $332,513 for the quarter ended September 30, 2025, a decrease of $464,798 (589%) from $797,311 in 2024. The decrease reflects reduced advertising and commissions, as well as fewer project-specific marketing initiatives compared to the prior-year period.

General and Administrative Expenses

General and administrative expenses totaled $468,468 for the quarter, compared to $1,472,994 in 2024, a decrease of $1,004,526 (68%). Lower legal and professional fees contributed to the decrease, partially offset by increased payroll and benefit costs in the current period.

Other Income and (Expenses)

Other income (expense) for the three months ended September 30, 2025 was $(2,746,436), compared $(304,140) in 2024, a change of $(2,445,296). The swing was driven by a $1,699,058 gain on preferred stock conversion in 2024 (nil in 2025). A $1,255,178 loss on redemption of common stock in 2024 (nil in 2025). Lastly, a $1,716,476 loss on change in derivative liability and debt conversion in 2025 vs. a $756,395 gain in 2024.

Net Loss

Net loss for the three months ended September 30, 2025, was $(3,332,820) compared with net loss of $(2,774,472) for the same period in 2024, a change of $558,348. This also includes loss from discontinued operations of $(264,021) vs a loss of $(271,166) in the prior period. The change was driven by lower gross profit and swing in other income (expense), including reduced derivative gains and the absence of one-time favorable items recorded in the prior period.

Derivative values are highly sensitive to the Company’s stock price, volatility, interest rates, and other contractual terms: shifts in these inputs can produce significant period-to-period fluctuations in reported results.

Results of Operations for the nine months ended September 30, 2025, and 2024.

Revenue and Cost of Sales

Revenue for the nine months ended September 30, 2025, was $4,055,252, compared to $2,577,468 in 2024, an increase of $1,477,784 (57%). The increase was driven by higher sales volumes in certain product lines.

Cost of goods sold rose to $3,726,983 from $1,976,412, an increase of $1,750,571 (89%), reflecting the higher cost base associated with the increased volume and project mix. As a result, gross profit was $328,269 compared to a profit of $601,056 in 2024, and gross margin declined from 23% to (8%).

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2025, and 2024, were $984,084, compared to $2,024,434 in 2024, a decrease of $1,040,350 (51%). The decrease was attributable to lower commissions, and decreased spending on advertising and promotional campaigns.

General and Administrative Expenses

General and administrative expenses totaled $2,320,659 for the nine months ended September 30, 2025, compared to $3,598,920 in 2024, a decrease of $1,278,261. The decline was driven by lower legal and professional services, partially offset by increases in payroll and benefit related costs.

Other Income and (Expenses)

Other expense for the nine months ended September 30, 2025, was $(9,104,175), compared with $(10,694,301) in 2024, an improvement of $1,590,126. The change was driven by a $2,035,246 gain on remeasurement of derivative liabilities in 2025, compared to a $(5,837,116) loss in 2024, and a $(513,345) loss on extinguishment of payables in the current period versus a $30,646 gain in the prior year.

The 2024 period also included a $(1,580,508) SPAC receivable impairment and a $(1,679,349) debt conversion adjustment that did not recur in 2025.

Net Loss

Net loss for the nine months ended September 30, 2025, was $(11,617,118) compared with $(16,329,231) for the same period in 2024, an improvement of $4,712,113. The reduction in net loss was largely due to lower total operating expenses and the swing in fair value adjustments to derivative liabilities, partially offset by higher cost of goods sold and interest expense.

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

The financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and held cash of $756,729 as of September 30, 2025. Management believes continued investor support and access to capital markets will be necessary to sustain operations.

Summary of Cash Flows for the Nine Months Ended September 30

Category	2025	2024
Net cash used in operating activities	$(2,332,836)	$(3,145,013)
Net cash used in investing activities	$(33,020)	$(1,495,008)
Net cash provided by financing activities	$2,751,070	$4,395,719
Net increase (decrease) in cash and cash equivalents	$385,214	$(244,301)

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 19, 2025

ORIGINCLEAR, INC.

/s/ T. Riggs Eckelberry
T. Riggs Eckelberry
Chief Executive Officer
(Principal Executive Officer) and

/s/ Prasad Tare
Prasad Tare
Chief Financial Officer
(Principal Financial and Accounting Officer)