Form 10-K
period 2025-12-31
ORIGINCLEAR, INC.
filed 2026-04-13
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,930,634 based upon the closing sales price of the registrant’s common stock on June 30, 2025 of $0.0015 per share.

At April 10, 2026, 16,219,619,457 shares of the registrant’s common stock, par value $0.0001 were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Organizational History

OriginClear, Inc., (the “Company”, “OCLN” or “OriginClear”) was incorporated in Nevada on June 1, 2007. Initially focused on research, development, and licensing, the Company transitioned to commercialization in 2015. Our principal offices are located at 600 Cleveland St Clearwater, FL 33755. Our main telephone number is (727) 476-1330. More information is available on our website, www.OriginClear.com, however, the website content is not incorporated in this report.

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

WODI comprises two distinct operating units, Progressive Water Treatment (“PWT”), and Water on Demand (“WOD”), the last being a development-stage business. A third operating unit, Modular Water Systems (“MWS”) was wound down in 2025 and all assets were disposed of prior to December 31,2025. A description of the operating units include:

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

History of WODI

In 2023, OriginClear consolidated three operating divisions, WOD, PWT and MWS, into WODI. Since then, WODI has developed and expanded operations and will continue to do so.

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

Water On Demand

Through OriginClear’s subsidiary WODI, the Company is developing an outsourced water treatment business known as Water on Demand. The Water on Demand model aims to offer customers water self-sustainability as a service – allowing them to pay on a per-gallon or flat fee basis for managed wastewater treatment services. This allows the customer to manage services without incurring significant upfront capital equipment acquisition costs. This approach, generally known as DBOO, provides an alternative to conventional on-site wastewater treatment solutions requiring substantial initial investments.

The Company is currently evaluating opportunities for outsourced water treatment as a managed service, featuring an all-inclusive platform of services. It announced agreements with Enviromaintenance ®, a water services company, and Klir®, a utility network software provider, to support a WOD pilot program. Under this model, WODI may initially build, maintain, and service the water treatment system it finances. As the program expands, WODI intends to rely on regional water service providers to perform these functions.

WODI intends to delegate the building and operation of WOD-Financed systems to regional water companies under performance contracts, thus creating a network of partners that can enable rapid scaling and establish a competitive barrier to entry. WODI is managed by Ken Berenger, CEO, James Woloszyn, COO and Cory Mertes, CFO. All C-Level executives with extensive experience in building and managing company growth. As the Company expands it will further hire staff or independent contractor resources. WODI’s other divisions, PWT, employ approximately 25 people.

Overall, WODI operates as in independent company from OrginClear but there is an overlap of Board members. This creates a common goal and shared strategic initiatives that will enhance the valuation of both organizations. Administrative support is shared by the two companies under a services and allocation arrangement.

On December 10, 2025 the company signed a Memorandum of Understanding with Environmaintenance to engage in a joint venture to operate a fleet of waste water pump trucks in a 50% / 50% JV between Environmaintenace and WODI. As of this filing, that JV is moving forward but has not yet generated a revenue source.

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

Modular Water Systems (discontinued operation in 2025)

On May 8, 2025, WODI’s Board approved the wind-down of MWS as part of a strategic shift away from direct equipment competition. Disposal of remaining MWS assets was completed prior to December 31, 2025. Also in May of 2025, WODI signed a settlement agreement with Dan Early who was the President and Chief Engineer of MWS, releasing each of liability towards the other. The patents of MWS were registered to Dan Early and he maintained ownership of those patents.

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

As of December 31, 2025, neither the Block40X JV nor the Bitmern JV had a material impact on the Company’s consolidated financial statements.

Patents and Intellectual Property

The ORIGINCLEAR trademark application was registered as U.S. Trademark Registration 7,296,730, and issued on February 6, 2024. Additionally, the ORIGINCLEAR logo trademark application was registered as U.S. Trademark Registration 7,296,731, issued on February 6, 2024. During 2025, the company submitted a new patent for Blockchain-Validated Control System for Automated Water Treatment Operations which is pending (patent 19544387).

Trademarks registered in 2025 include:

Patents	Entity	Serial Number	Status

WATERPRNEUR	OriginClear Inc.	90471071	Registered

The Blue Gold (Intl. TM Class 041 - Education, Entertainment and Cultural Services	OriginClear Inc.	97734240	Registered

WATER ON DEMAND	Water on Demand, Inc.	98099605	Registered

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

Operations

WODI’s ongoing investment in sales expansion and strategic partnerships has materially increased revenues across its core operating units. For example, WODI has demonstrated rapid scaling, with PWT experiencing significant revenue increases in its industrial and municipal water treatment markets, achieving a 55% increase in revenue year-over-year. This increase in revenue is expected to continue for the year ending December 31,2026 as projects starting in 2025 will be completed in 2026 with the related recognized revenue.

Markets

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

Sales and Marketing

PWT employs distinct sale strategies reflecting their respective market approaches while relying on relationships with past end-use customers and certain manufacturers’ representatives, who maintain direct connections with regional end users.

With extensive experience in the water and wastewater market, PWT brings an in-depth understanding of conventional technologies and their limitations, new technologies entering the market, and the process by which solutions are specified and implemented. Both divisions maintain a strong customer-centric approach, seeking first to understand and diagnose customer needs and then to design and deliver comprehensive solutions.

Water industry projects typically move slowly. Given that most product lines represent “pipeline” products, the gestation period from initial prospect to final contract can span six months to three years. To accelerate and expand the pipeline, the Company aims to increase the number of sales representatives who have strong relationships with engineers, contractors, and end users, thereby enhancing overall market reach and opportunity generation.

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

Tariffs

About any existing or new tariffs announced by the Trump Administration, the Company is planning to ensure that the company adds appropriate price adjustments to current and future contracts.

Growth Opportunities

As part of its ongoing strategy, WODI continues to expand its sales pipeline and optimize operational efficiencies, leading to growth in 2026. This revenue acceleration has been driven by expanded market reach, an improved sales pipeline, and increased operational efficiencies. Strengthening regional sales and representation has positioned the Company to capture a greater share of the decentralized water treatment market. Standardizing and streamlining modular system designs has improved scalability, allowing for more efficient production. Operational improvements, including increased production capacity and supply chain optimization, have further supported revenue growth. Based on these trends, the Company is well-positioned to continue this momentum, reinforcing its leadership in the water treatment sector.

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

Facilities and Equipment

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

On October 16, 2025, OriginClear withdrew this trademark. It may or may not be refiled later.

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

Employees

As of the date of this filing, the Company employs approximately 32 full-time employees.

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

We have experienced net losses and negative cash flows from operating activities since our inception, and we expect these losses and negative cash flows to continue in the foreseeable future. As of December 31, 2025, and 2024, we had a working capital deficit of $(19,036,232) and $(45,437,508), respectively, and a shareholders’ deficit of $(28,382,938) and $(54,857,588), respectively.

For the years ended December 31, 2025, and 2024, we reported a net loss of $(13,558,351) and $(18,970,789), respectively. Our loss from operations was $(3,323,046) for the year ended December 31, 2025.

As of December 31, 2025, we had an aggregate accumulated deficit of $(155,711,198).

We may never achieve profitability.

Our independent registered public accountants’ opinion on our December 31, 2025, audited financial statements includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our continued operations depend on our ability to raise capital through financing transactions and generating sufficient future sales.

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

As of December 31, 2025, we had $2,617,692 in outstanding convertible promissory notes, including $597,944 in other current notes, and $2,019,748 in long-term notes. Many of these notes are convertible at a discount, which could dilute stockholders and impact on our stock price.

Our debt obligations may strain cash flow, limit funds for operations, and increase default risk if we cannot meet payment terms. High leverage may also reduce financial flexibility, restrict borrowing, and make it harder to compete.

We may incur additional debt, which could worsen these risks and further constrain our financial position.

Our profitability is dependent upon the growth of our current operations and the start-up of new business entities.

We expect that a significant portion of our future revenues to reach profitability will come from the increase in existing operations and new business ventures. Until we can successfully generate such revenues, we will continue to incur operating losses.

If we fail to develop these revenue streams, our financial condition, results of operations, and prospects will be materially and adversely affected.

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

Our ability to compete effectively and improve future financial performance will depend, in part, on how successfully we manage this growth. Failure to do so could negatively impact on our operations and business prospects.

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

Additionally, as we are the master licensee of limited current patents, we may not be able to prevent the development of competing technologies that use similar methods, materials, or procedures. These competitive pressures could limit our ability to attract customer licenses or generate royalties and fees, which could materially and adversely affect our business, financial condition, and results of operations.

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

We assemble and sell complete engineered solutions and products utilizing the expertise of PWT. Government subsidies that benefit in the industries we serve can vary and may be reduced or eliminated, which could materially and adversely impact on our business. Similarly, more stringent regulations could increase compliance costs or create additional barriers, further negatively affecting our business operations and financial condition.

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

Our success relies heavily on attracting and retaining skilled scientific, engineering, and management professionals. We are particularly dependent on T. Riggs Eckelberry and Ken Berenger, CEO and Co-Founder of WODI, whose contributions have been integral to the development of our technology and business. The loss of either person could significantly impact our operations. As Mr. Eckelberry and Mr. Berenger do not have an employment agreement with us, there is no guarantee of their continued association.

The departure of either of these individuals, or other key personnel, could hinder our ability to compete, advance our technology, , and execute our business strategies effectively

Competition from other companies in our market may affect the market for our technology.

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

Risks Related to Our Intellectual Property

Failure to establish, maintain and enforce intellectual property rights may negatively impact on our financial condition, operations and business.

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

The perceived strength of our intellectual property is critical to the value of our customer licenses. Failure to secure and enforce intellectual property could hinder customer acquisition and materially impact on our business, financial condition, and prospects.

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

Our ability to license and exploit technology under our patents may also be constrained by the intellectual property rights of others. Numerous U.S. and foreign-issued patents and pending patent applications in our field may have priority over our applications, potentially leading to invalidation or limitations on our rights. Furthermore, our competitors could challenge the validity or enforceability of any patents that are issued by our applications.

These risks may impact on our ability to protect and commercialize our intellectual property effectively, which could have a material adverse effect on our business and operations.

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

We currently have an outstanding series of preferred stock convertible into common stock, including a series with variable conversion prices. In some cases, these entitlements include the issuance of make-good shares to certain prior investors (see Note 4 – Preferred Stock). The conversion of these preferred shares into common stock will dilute the holdings of existing common stockholders, which may negatively impact the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal corporate offices are located at 600 Cleveland Street Suite 307, Clearwater Fl 33755.

Our subsidiary, PWT, operates from a 21,300-square-foot facility at 5225 W. Houston Street, Sherman, TX 75092. This facility includes a manufacturing area for water treatment equipment and a warehouse to expand in-stock filtration and pump inventory.

We believe these facilities are suitable and adequate for our current business requirements.

ITEM 3. LEGAL PROCEEDINGS.

None noted

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

Holders

As of December 31, 2025 we had approximately 721 holders of record of our common stock. This figure does not include beneficial owners whose shares are held by brokers, dealers, or registered clearing agencies on their behalf.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, there were no sales of unregistered securities except for those previously disclosed in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC. Additionally, our subsidiary, Water on Demand Inc., engaged in activities under a Regulation A offering during this period.

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

Recently Issued Accounting Pronouncements

Management adopted a recently issued accounting pronouncement during the year ended December 31, 2025, as disclosed in the Notes to the consolidated financial statements included in this report.

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

As of December 31, 2025, the reported amounts for cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short maturities.

Revenue and Cost of Sales

Revenue for the years ended December 31, 2025, and 2024 was $6,816,843 and $4,407,781 respectively. Cost of goods sold for the same periods was $5,195,767 and $2,903,053, respectively

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses for the years ended December 31, 2025, and 2024 were $1,342,704 and $2,727,096, respectively. The increase was primarily due to higher marketing and promotional costs.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025, and 2024 were $3,601,418 and $4,973,454, respectively. The increase was due to higher personnel related expenses and outside services, including stock-based compensation.

Depreciation Expense

Depreciation expense for the years ended December 31, 2025, and 2024 was $22,363 and $81,037, respectively.

Other Income and Expense

Other (expense) decreased by $1,146,145 to $(10,698,835) for the year ended December 31, 2025, compared to $(11,844,980) for the year ended December 31, 2024. The change was driven by a $2,523,331 gain on remeasurement of derivative liabilities in 2025, compared to a $(6,908,567) loss in 2024, and a $(513,345) loss on extinguishment of payables in the current period versus a $30,646 gain in the prior year.

Net Loss

Our net loss decreased by $5,412,438 to $(13,558,351) for the year ended December 31, 2025, compared to a net loss of $(18,970,789) for the year ended December 31, 2024.

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

As of December 31, 2025, we had cash of $828,007 compared to $371,515 as of December 31, 2024.

Our working capital deficit decreased to $(19,036,232) from $(45,437,508), primarily due to a decrease in convertible promissory notes and accrued expenses.

The shareholders’ deficit was $28,382,938 as of December 31, 2025.

Net cash used in operating activities was $(3,587,663) for the year ended December 31, 2025, compared to $(3,745,242) in 2024. The decrease was primarily due to changes in accrued expenses, contract liabilities, and working capital management.

Net cash used in investing activities was $(35,375) in 2025, compared to $(2,289,866) in 2024, primarily reflecting the purchase of SPAC notes payable.

Net cash provided by financing activities was $4,079,530 in 2025, compared to $5,917,792 in 2024, primarily from proceeds of secured promissory notes and preferred stock offerings.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in the Internal Control-Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2025 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLORES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each.

Name	Age	Position
T. Riggs Eckelberry (1)	74	Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

Cory Mertes (1)	59	Interim CEO and CFO Director (Audit Committee Chairman)

Stephen Hall	48	Director (Audit Committee Chairman (Resigned in August 2025)

Anthony Fidaleo	66	Director (Resigned as of January 30, 2025)

Jean-Louis Kindler	62	Director

Byron Elton	70	Director

(1)	On April 9, 2026 T Riggs Eckelberry, the Chairman of the Board, CEO and Treasurer of the Company, passed away from health conditions. He is being replaced by Cory Mertes who was acting as the senior executive during Mr. Eckelberry’s health concerns and is now taking on the CEO and CFO roles on an interim basis. Mr. Mertes is a current Board member and Audit Committee Chair.

T. Riggs Eckelberry (deceased) - Chief Executive Officer, Chairman of the Board of Directors, Secretary, Treasurer, and President

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

Cory Mertes – Director and Interim CEO and CFO

Mr. Mertes has served as our director since August 2025. Mr. Mertes is a seasoned financial executive with more than twenty years of leadership experience across the insurance, financial services, and mortgage banking industries.  A former CPA and licensed securities and insurance professional, Cory has built a distinguished career leading organization through periods of growth, transformation, and operational optimization.

As CEO and CFO, Cory has successfully managed a company’s strategic direction, financial performance, and customer experience. Under his leadership, he has achieved consistent profitability and expanded market presence through data-driven decision-making and comprehensive financial analysis.  He has also developed marketing strategies and improved workflow processes while cultivating a culture of accountability and excellence within his team.

Family Relationships - There are no family relationships among any of our directors and executive officers.

Legal Proceedings - During the past ten years, none of our directors or executive officers have been:

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

Board Independence

Our board of directors currently consists of four members. As we are not a listed issuer, we are not subject to specific director independence standards. However, using the definition of “independent director” under Section 5605(a)(2) of the NASDAQ Capital Market rules, Jean-Louis Kindler, and Byron Elton qualify as independent directors.

Board of Directors Meetings and Attendance

The Board of Directors held four meetings in 2025 and also took actions through unanimous written consent. All Board members attended each meeting. The Company does not have a formal policy regarding director attendance at the annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for our Chief Executive Officer who is currently acting as the Chief Financial Officer, and Chief Operating Officer. Prasad Tare was the CFO during 2024 through November 30, 2025 when he left the organization to pursue other opportunities.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Name & Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
T. Riggs Eckelberry,	2025	420,000							420,000
Chairman of the Board, Secretary & Treasurer, President and CEO	2024	420,000							420,000

Prasad Tare,	2025	180,000							180,000
Chief Financial Officer	2024	180,000							180,0000

Outstanding Equity Awards at 2025 Fiscal Year-End

There were no stock options outstanding as of December 31, 2025.

Employment Agreements

The Company does not currently have an employment agreement with its Chief Executive Officer, who received an annual salary of $420,000. Bonus payments, if any, are determined at the discretion by the Board of Directors. For the years ended 2024 and 2025, the CEO received a bonus in the amount of $0.

Employee Benefit Plans - Beginning on June 1, 2008, we implemented a company health plan for our employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025, by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 15,623,448,908 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares
T. Riggs Eckelberry, Chief Executive Officer, Chairman, Secretary, Treasurer, President (2)	3	*

Cory Mertes, Chief Financial Officer	*	*

Byron Elton, Director	166	*

Jean-Louis Kindler, Director	1	*

Directors and executive officers as a group (4 persons)	170	*

Stephen St. Angelo	863,052,249	5.52%

*	Less than 1%

(1)	The address of each director and executive officer listed above is c/o OriginClear, Inc., 600 Cleveland Street, Suite 307, Clearwater FL 33755

(2)	Mr. Eckelberry also owns all the 1,000 outstanding shares of our Series C preferred stock which entitles Mr. Eckelberry to 51% of the total voting power on all shareholder matters of the Company. The ownership of these shares is conditioned on the holder’s continued position as CEO.

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

Equity Compensation Plan Information - There were no stock option incentive plans outstanding as of December 31, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table shows fees that were billed by our independent registered public accounting firm for professional services rendered, including services rendered for Company subsidiaries, in 2025 and 2024. Audit fees represent fees for professional services performed by M&K CPAS, PLLC (“M&K”) for the audit of our financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. We engaged M&K as our independent registered public accounting firm on September 30, 2019.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2025 – M&K CPAS, PLLC	$140,300	$-	$-	$33,700
2024 – M&K CPAS, PLLC	$127,750	$-	$-	$24,775

Audit-Related Fees

We did not incur assurance or audit-related fees during 2025 and 2024, except for fees related to the Company’s Regulation A offering, which are included under Audit Fees. Additionally, no fees were incurred in connection with the audit of our financial statements, the review of registration statements, the issuance of related consents, or assistance with SEC comment letters.

Tax Fees

We did not incur fees for tax compliance, tax advice, or tax planning for the fiscal years ended December 31, 2025, and 2024, respectively.

All Other Fees

There were no fees billed to us by M&K CPAS, as applicable, for services rendered to us during the fiscal years ended December 31, 2025 and 2024, respectively, other than the services described above under “Audit Fees” and “Audit-Related Fees.”

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

SEC Ref. No.
3.1	Articles of Incorporation of OriginOil, Inc. filed with the Secretary of State of Nevada on June 1, 2007 (1)
3.2	Certificate of Change of OriginOil, Inc. filed with the Secretary of State of Nevada on July 19, 2011 (2)
3.3	Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on June 14, 2012 (3)
3.4	By-laws of OriginOil, Inc. (1)
3.5	Form of Certificate of Amendment of OriginOil, Inc. filed with the Secretary of State of Nevada on August 14, 2014 (4)
3.6	Certificate of Amendment of OriginOil, Inc. (5)
3.7	Series A Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.8	Certificate of Designation of Series A Preferred Stock (6)
3.8	Series B Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on October 1, 2015 (6)
3.9	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on March 29, 2016 (7)
3.10	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on August 12, 2016 (8)
3.11	Series C Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on March 15, 2017 (9)
3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Stock of OriginClear, Inc. filed with the Secretary of State of Nevada on March 30, 2017 (10)
3.13	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 7, 2017 (11)
3.14	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on June 30, 2017 (12)
3.15	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on December 1, 2017 (13)
3.16	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.17	Series D Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.18	Series D-1 Certificate of Designation of OriginClear, Inc. filed with the Secretary of State of Nevada on April 13, 2018 (17)
3.19	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on August 13, 2018 (18)
3.20	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the 0% Series E Convertible Preferred Stock (19)
3.21	Certificate of Designation Establishing the Designations, Preferences, Limitations and Relative Rights of its Series F Preferred Stock (19)
3.22	Certificate of Designation of Series G Preferred Stock (20)
3.23	Certificate of Designation of Series I Preferred Stock (21)
3.24	Certificate of Designation of Series J Preferred Stock (21)
3.25	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada on April 23, 2019 (29)
3.26	Certificate of Amendment of OriginClear, Inc. filed with the Secretary of State of Nevada and effective October 25, 2019 (22)
3.27	Certificate of Designations of Series K Preferred Stock (23)
3.28	Certificate of Designations of Series L Preferred Stock (23)
3.29	Amended and Restated Certificate of Designations of Series M Preferred Stock (24)
3.30	Certificate of Designations of Series O Preferred Stock (25)
3.31	Certificate of Designations of Series P Preferred Stock (25)
3.32	Certificate of Designation of Series Q Preferred Stock (26)
3.33	Certificate of Designation of Series R Preferred Stock (27)
3.34	Certificate of Designation of Series S Preferred Stock (28)
3.35	Certificate of Designation of Series T Preferred Stock (14)
3.36	Certificate of Designation of Series U Preferred Stock (15)
3.37	Fourth Amended and Restated Certificate of Designation of Series V Preferred Stock (30)
3.38	Certificate of Designation of Series W Preferred Stock (16)
3.39	Certificate of Amendment to Articles of Incorporation (29)
3.40	Certificate of Designation of Series X Preferred Stock (31)
3.41	Certificate of Designation of Series Y Preferred Stock (32)
3.42	Certificate of Designation of Series Z Preferred Stock (33)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act
21.1	Subsidiaries of the Registrant
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101	The following materials from OriginClear Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Shareholders’ Equity/ (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith Exhibits incorporated by reference are hyperlinked to their respective filings on the SEC’s EDGAR database.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIGINCLEAR, INC.

By:	/s/ Cory Mertes
Cory Mertes
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: April 10, 2026	By:	/s/ Cory Mertes
Cory Mertes
Director and Interim Chief Executive Officer and CFO

Date: April 10, 2026	By:	/s/ Jean-Louis Kindler
Jean-Louis Kindler
Director

Date: April 10, 2026	By:	/s/ Byron Elton
Byron Elton
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OriginClear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OriginClear, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As discussed in Note 2 and 7, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

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

The Woodlands, TX

April 10, 2026

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$828,007	$371,515
Contracts receivable, net	3,899,003	2,404,545
Investment in marketable securities, at fair value	660	31,646
Contract assets	415,648	1,071,664
Prepaid assets and other current assets	3,750	-
Assets of discontinued operations	29,998	452,656
Total Current Assets	$5,177,066	$4,332,026

Property and equipment, net	68,881	55,869
Other Assets
Security deposit	18,000	19,051
Investment in marketable securities, at fair value	3,200	3,200
Operating lease right of use asset (Note 4)	479,261	580,393
Total Other Assets	500,461	602,644
TOTAL ASSETS	$5,746,408	$4,990,539
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,692,639	$1,742,397
Accrued expenses	2,327,839	5,299,519
Cumulate dividends payable on preferred stock	907,278	589,768
Contract liabilities	4,932,574	3,468,227
Operating lease liabilities	22,543	96,113
Warranty reserve	50,000	50,000
Loans payable	596,708	150,000
Related party loan	112,120	238,046
Tax liability 83(b)	13,600	13,600
Derivative liabilities	12,127,995	14,651,326
Redeemable non- convertible preferred stock, 397.15 shares issued and outstanding across four series (Note 5)	397,150	397,150
Convertible secured promissory notes (Note 8)	-	21,363,639
Convertible promissory notes	597,944	597,944
Liabilities discontinued operations (Note 13)	434,908	1,111,805
TOTAL CURRENT LIABILTIES	$24,213,298	$49,769,534
Long-Term Liabilities
Convertible promissory notes, net of current	2,019,748	2,019,748
Operating lease liabilities, net of current	478,580	501,123
TOTAL LONG-TERM LIABILITIES	2,498,328	2,520,871
TOTAL LIABILITIES	$26,711,626	$52,290,405
COMMITMENTS AND CONTINGENCIES (Note 13)
Mezzanine Equity, preferred stock (Note 5)	7,417,720	7,557,722
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, (Authorized: 600,000,000), Series C - 1,000 shares issued and outstanding, Series D - 31,500,000 shares issued and outstanding	3,150	3,150
Common stock, $0.0001 par value, (Authorized: 16,000,000,000) - shares issued and outstanding 15,623,448,908 and 1,672,117,519	1,562,346	167,213
Additional paid-in capital	123,957,003	85,399,199
Noncontrolling interest	1,725,698	(3,033,244)
Stock Payable	80,063	-
Accumulated other comprehensive loss	-	(132)
Accumulated deficit	(155,711,198)	(137,393,774)
TOTAL SHAREHOLDERS’ DEFICIT	$(28,382,938)	$(54,857,588)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,746,408	$4,990,539

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Twelve Months Ended
	December 31, 2025	December 31, 2024
Revenue	$6,816,843	$4,407,781
Cost of revenue	5,195,767	2,903,053
Gross (loss) profit	1,621,076	1,504,728

Operating expenses
Selling and marketing	1,342,704	2,727,096
General and administrative	3,601,418	4,973,454
Total Operating expenses	4,944,122	7,700,550

Loss from Operations	(3,323,046)	(6,195,822)
Other Income (Expense)
Gain (loss) on conversion of debt	(8,318,588)	118,475
Gain (loss) on preferred stock conversion	(75,000)	-
Gain (loss) on issuance of promissory notes	(873,125)	-
Impairment of receivable - SPAC	-	(2,350,366)
Gain (loss) on extinguishment of payables	(513,345)	30,646
Gain/Loss on exchange of stock	(452,503)	-
Unrealized (loss) gain - investment securities	(30,986)	(4,521)
Preferred stock incentive expense	(861,083)	-
Loss on share settlement	(104,032)	-
Debt conversion adjustment - note purchase agreements	-	(1,866,849)
Gain on common stock redemption	1,042,666	1,861,728
Loss on debt conversion	(1,700,755)	-
Change in derivate liability and debt conversions	2,523,331	(6,908,567)
Interest and dividend expense	(1,335,415)	(2,725,526)
TOTAL OTHER EXPENSE	(10,698,835)	(11,844,980)

Net (loss) income from continued operations	(14,021,881)	(18,040,802)
Net income (loss) from discontinued operations	463,530	(929,987)
Net (loss)	$(13,558,351)	$(18,970,789)
Less: Net income (loss) attributable to noncontrolling interest	4,758,941	(793,750)
Net income (loss) attributable to OCLN	$(18,317,292)	$(18,177,039)

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.01)
Bais and diluted income (loss) per share from discontinued operations	$0.00	$(0.00)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED (in shares)	12,123,822,504	1,576,429,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’S DEFICIT

(Audited)

	TWELVE MONTHS ENDED DECEMBER 31, 2024
	Preferred stock		Mezzanine	Common Stock		Additional Paid-in-	Subscription	Other Comprehensive	Non-Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2023	31,501,000	$3,150	$7,522,722	1,399,782,046	$139,978	$81,949,274	$100,000	$(132)	$(2,239,493)	$(119,216,735)	$(39,263,958)
Rounding	-	-	-	-	1	(1)	-	-	(1)	-	(1)
Shares redeemed/cancelled for Note Purchase Agreement	-	-	-	(224,196,748)	(22,420)	(1,839,308)	-	-	-	-	(1,861,728)
Common stock issued for alternative vesting, related party	-	-	-	20,937,829	2,094	167,503	-	-	-	-	169,597
Common stock issued for preferred stock conversion incentive	-	-	-	122,213,744	12,221	1,253,602	-	-	-	-	1,265,823
Common stock issued for conversion of Series O Preferred stock	-	-	(5,000)	965,252	97	4,903	-	-	-	-	5,000
Common stock issued for conversion of Series Q Preferred stock	-	-	(20,000)	4,576,458	458	19,542	-	-	-	-	20,000
Common stock issued for conversion of Series R Preferred stock	-	-	(135,000)	30,496,772	3,050	131,950	-	-	-	-	135,000
Common stock issued for conversion of Series S Preferred stock	-	-	(10,000)	2,272,728	227	9,773	-	-	-	-	10,000
Common stock issued for converison of Series W Preferred stock	-	-	(200,000)	41,715,134	4,172	195,828	-	-	-	-	200,000
Common stock issued for conversion of Series Y Preferred stock	-	-	(722,000)	169,223,463	16,922	705,078	-	-	-	-	722,000
Common stock issued at fair value for services	-	-	-	31,637,719	3,164	235,506	-	-	-	-	238,669
Common stock issued at fair value for services, related party	-	-	-	63,139,815	6,314	426,299	-	-	-	-	432,613
Common stock issued for Series O Preferred stockdividends	-	-	-	1,405,307	141	(141)	-	-	-	-	-
Common stock issued through a Reg A to investors for cash	-	-	-	7,948,000	795	75,660	-	-	-	-	76,455
Issuances of Series Y Preferred stock through private placement	-	-	1,107,000	-	-	-	-	-	-	-	-
Exchange of Series F Preferred stock for Series Q preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Exchange of Series K Preferred Stock for Series W Preferred stock	-	-	10,000	-	-	-	-	-	-	-	-
Common stock issued through a Reg D to investors for cash	-	-	-	-	-	1,262,500	-	-	-	-	1,262,500
Cancellation of subscription payable	-	-	-	-	-	-	(100,000)	-	-	-	(100,000)
Issuance of warrants	-	-	-	-	-	801,230	-	-	-	-	801,230
Net Loss	-	-	-	-	-	-	-	-	(793,750)	(18,177,039)	(18,970,789)
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	$85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)

	TWELVE MONTHS ENDED DECEMBER 31, 2025
	Preferred stock		Mezzanine	Common Stock		Additional Paid-in-	Stock	Other Comprehensive	Non-Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)
Rounding						(1)			1		0
Derecognition of Hong Kong Technologies Ltd.	-	-	-	-	-	-	-	132	-	(132)	0
Proceeds from Series Y	-	-	25,000	-	-	-	-	-	-	-	0
Temporary equity, shares converted (Series Y)	-	-	(125,000)	88,235,295	8,824	141,176					150,000
Temporary equity, shares converted (Series L)			(10,000)	4,716,982	472	4,528					5,000
Temporary equity, shares converted (Series Q)			(20,000)	37,735,850	3,774	36,226					40,000
Temporary equity, shares converted (Series R)			(10,000)	18,867,925	1,887	18,113					20,000
Shares issued for compensation	-	-	-	30,958,251	3,096	65,284	-	-	-	-	68,380
Shares issued for services	-	-	-	229,397,823	22,939	367,642	-	-	-	-	390,581
Shares issued for Regulation A	-	-	-	3,189,000	319	30,421	-	-	-	-	30,740
Shares issued for redeeming Series A	-	-	-	(96,036,587)	(9,604)	(215,396)	-	-	-	-	(225,000)
Shares redeemed/cancelled for OZ NPAs	-	-	-	(578,257,903)	(57,826)	(984,840)	-	-	-	-	(1,042,666)
Shares issued for Series O dividends	-	-	-	5,179,148	518	(518)	-	-	-	-	0
Shares issued for Settlement				76,494,485	7,649	96,383					104,032
Shares issued for WODI note conversions	-	-	-	14,130,851,121	1,413,085	37,118,289	-	-	-	-	38,531,374
Shares issued, WODI Series A for cash	-	-	-	-	-	1,528,375	-	-	-	-	1,528,375
Shares issued for alternate vesting	-	-	-	-	-	-	80,063	-	-	-	80,063
Common interest issued for OriginSpark PPM						175,000					175,000
Contributed Capital						177,122					177,122
Net Loss	-	-	-	-	-	-	-	-	4,758,941	(18,317,292)	(13,558,351)
Balance at December 31, 2025	31,501,000	$3,150	$7,417,722	15,623,448,909	$1,562,346	$123,957,003	$80,063	$-	$1,725,698	$(155,711,198)	$(28,382,938)

The accompany notes are an integral part of these unaudited consolidated financial statements

ORIGINCLEAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Year Ended
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income from continued operations	$(14,021,881)	$(18,040,802)
Net income (loss) from discontinued operations	463,530	(929,987)
Adjustments to reconcile net income to net cash
Unrealized (gain) loss on derivative liabilities	(2,523,331)	6,908,567
Depreciation and amortization	22,363	81,037
Net unrealized loss on fair value of securities	30,986	4,521
Shares issued for alternate vesting	80,063	-
Loss on subsidiary closure	513,347	-
Shares issued for compensation	68,380	-
Shares issued for services	390,581	671,282
Impairment of SPAC common stock	-	400,000
Impairment of receivable from SPAC	-	2,350,366
Stock based compensation expense, related party	-	169,597
Loss on write off of investment	-	25,000
Debt discount recognized as interest expense	-	149,822
Conversion and settlement value loss on WODI	-	1,866,849
Loss on sale of asset	-	15,134
Loss on extinguishment of debt (non-cash)	10,019,343	-
Loss from conversion of preferred stock	75,000	-
Gain on redemption of common stock	-	(1,861,728)
Loss on share settlement	104,032	1,265,823
Loss on issuance of debt	981,923	-
Amortization of debt discount	-	-
Impairment of asset	-	4,467
Gain on settlement of equity instrument	(225,000)	-
Gain on extinguishment of liabilities	-	(30,646)
Changes in operating assets and liabilities:
Contracts receivable	(1,494,458)	(993,910)
Contract assets	656,016	(790,978)
Right-of-use assets	101,133	46,681
Change in discontinued operations	(792,589)	-
Prepaid expenses and other current assets	(3,750)	-
Customer deposit	-	(146,453)
Warranty reserve	-	30,000
Security deposits	1,051	(19,051)
Accounts payable	(49,759)	26,098
Lease liability	(96,113)	(29,838)
Accrued expenses and other current liabilities	647,123	2,317,476
Contract liabilities	1,464,347	2,765,431
Net cash used in operating activities	(3,587,663)	(3,745,242)

Cash Flows from Investing Activities:
Purchase of note receivable (SPAC investment)	-	(2,350,366)
Paid for investments	-	(25,000)
Proceeds from payments of long-term receivables	-	99,000
Purchases of property and equipment	(35,375)	(13,500)
Net cash used in investing activities	(35,375)	(2,289,866)

Cash Flows from Financing Activities:
Repayment of SBA loan	(3,292)	(2,682)
Payments on line of credit	-	(178,808)
Proceeds from merchant cash advances	-	224,570
Payments on merchant cash advances	-	(444,585)
Proceeds from related party loans	-	298,000
Repayments of loans from related parties	(125,925)	(59,954)
Dividends paid on preferred stock	317,510	66,365
Proceeds from convertible secured promissory notes	450,000	2,767,701
Proceeds from the issuance of common stock (Regulation A and D)	1,559,115	1,338,955
Proceeds from affiliate funding (OZ Fund)	1,505,000	-
Proceeds from issuance of warrants	-	801,230
Common interest issued for OriginSpark PPM	175,000	-
Contributed Capital	177,122	-
Proceeds from preferred stock (classified as mezzanine equity)	25,000	1,107,000
Net cash provided by financing activities	4,079,530	5,917,792

Net change in Cash
Net increase (decrease) in cash and cash equivalents	456,492	(117,315)
Cash and cash equivalents, beginning of period	371,515	488,830
Cash and cash equivalents, end of period	$828,007	$371,515

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and dividends	$57,422	$40,447
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of Series O preferred stock dividends	$518	$141
Conversion of mezzanine classified as preferred stock to common stock	$140,000	$1,092,000
Conversion of WODI debt and accrued interest	$24,787,977	$-
Reclassification from liability to mezzanine equity	$-	$20,000
Redemption of common stock	$1,042,666	$-
OCI derecognition	$132	$-
Adoption of ASC 842	$-	$627,074
Cancellation of stock payable	$-	$100,000
Conversion of WODI OZ debt and accrued interest	$3,724,054	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

(Audited)

1.	Organization and line of business

Organization

OriginClear, Inc. (the “Company”), incorporated in Nevada on June 1, 2007, focuses on developing innovative solutions in the water industry. The Company’s principal office is located at 600 Cleveland St Suite 307 Clearwater FL 33755.

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

Concentration risk

Cash balances may, at times, exceed Federal Deposit Insurance Company (FDIC) limits. As of December 31, 2025, the Company held a cash balance of $828,007, with $822,292 in one bank, exceeding the FDIC-insured limit of $250,000 per insured bank. Accordingly, $572,292 of the balance was uninsured. The Company has not experienced any losses on uninsured cash balances and considers the credit risk to be minimal.

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

For the years ended December 31, 2025, and 2024, diluted earnings per share was the same as basic loss per share, as the inclusion of potential common shares would have been anti-dilutive due to the Company’s net loss.

Loss per share

	For the Twelve Months Ended December 31,
	2025	2024
Loss to common shareholders (Numerator)- continuing operations	$(13,558,351)	$(18,970,789)
Basic and diluted weighted average number of common shares outstanding (Denominator)	12,123,822,504	1,576,429,514

The Company excludes issuable shares from warrants, convertible notes and preferred stock, if their impact on the loss per share is anti-dilutive and includes the issuable shares if their impact is dilutive.

	Anti-dilutive shares	Dilutive shares
December 31, 2025
Warrant shares	111,308,126
Convertible Preferred Stock	31,544,394	4,528,782,460

Convertible Notes		*

December 31, 2024
Warrant shares	79,142,589
Convertible Preferred Stock	31,544,033	4,597,063
Convertible Notes		12,927,592,984

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

As of December 31, 2025, and 2024, the allowance for doubtful accounts was $0 and $0, respectively. The net contract receivable balance was $3,899,003 and $2,404,545 as of December 31, 2025, and 2024, respectively.

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

Indefinite-lived intangibles and goodwill are tested for impairment annually in Q4 or whenever indicators suggest the carrying amount may not be recoverable. During 2024, the Company determined that the OriginOil Trademark, initially recorded as an indefinite-lived intangible, was no longer in use and had been formally abandoned. As a result, a full impairment charge of $30,986 was recognized, removing the asset from the balance sheet.

Prepaid expenses

The Company records advance payments for goods and services as prepaid expenses, initially recognizing them as assets with future economic benefits. These amounts are expensed when the benefits are realized. As of December 31, 2025, and 2024, the prepaid expenses balance was $3,750 and $0, respectively.

Advertising costs

Advertising and promotional expenses are recognized as incurred. Advertising costs for the years ended December 31, 2025, and 2024, were $277,504 and $274,680, respectively.

Property and Equipment

Property and equipment are recorded at cost. Gains or losses on disposals are recognized upon removal of the asset and its accumulated depreciation. Maintenance and repair costs are expensed as incurred, while additions and improvements are capitalized. Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Estimated Life
Machinery and equipment	5-10 years
Furniture, fixtures and computer equipment	3-7 years
Computer software	3 years
Vehicles	3-6 years
Leasehold improvements	2-5 years or lease term

	December 31, 2025	December 31, 2024
Machinery and equipment	$151,480	$148,131
Leasehold improvements	85,348	85,348
Computer equipment and software	66,491	66,491
Vehicles	96,296	64,277
Demo Units	36,139	36,139
Furniture and fixtures	27,452	27,452
Gross property and equipment	463,206	427,838
Less accumulated depreciation	(394,325)	(371,969)
Net property and equipment	$68,881	$55,869

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If impairment indicators are present, recovery is assessed in accordance with GAAP.

Depreciation is recorded using the straight-line method over the asset’s estimated useful life. Depreciation expense for the years ended December 31, 2025, and 2024, was $22,363 and $81,037, respectively.

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

Fair Value of Financial Instruments

The Company discloses fair values of financial instruments where practicable. As of December 31, 2025, the reported balances for cash, contract receivables, costs in excess of billings, prepaid expenses, accounts payable, billings in excess of costs, and accrued expenses approximate fair value due to their short maturities.

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

As of December 31, 2025, the Company held an investment in Water Technologies International Inc. (“WTII”), classified as a Level 1 equity security measured at fair value. The fair value of the investment was $660, based on quoted market price of $0.0007 per share as of the reporting date.

Although classified as Level 1, the Company notes that WTII shares trade at a sub-penny level with low market capitalization and thin trading volume, which may limit liquidity and increase price volatility. Additionally, while WTII has made recent SEC filings, prior delays in regulatory compliance could impact market confidence and trading activity.

The Company monitors the fair value classification and will reassess if circumstances warrant a change in classification or impairment recognition. As of December 31, 2025, no impairment was recorded, as the investment remains actively traded with a quoted market price.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis and their classification within the fair value hierarchy as of December 31, 2025, and 2024.

	Total	(Level 1)	(Level 2)	(Level 3)
Investment at fair value-securities, December 31, 2025	$3,860	$3,860	$-	$-
Investment at fair value-securities, December 31, 2024	$34,846	$34,846	$-	$-

	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability, December 31, 2025	$12,127,995	$-	$-	$12,127,995
Derivative Liability, December 31, 2024	$14,651,326	$-	$-	$14,651,326

As of December 31, 2025, the derivative liabilities on the Company’s balance sheet consist of $12,074,979 related to convertible notes outstanding and $53,016 related to warrants outstanding. These liabilities are measured and recorded at fair value in accordance with ASC Topic 820, with changes in fair value recognized in the statements of operations.

The following table presents the reconciliation of the derivative liability measured at fair value using level 3 inputs for the year ended December 31, 2025:

Balance as of January 1, 2025	$14,651,326
Net loss on conversion of debt and change in derivative liabilities	(2,523,331)
Balance as of December 31, 2025	$12,127,995

For purpose of determining the fair market value of the derivative liability, the Company used Binomial lattice formula valuation model. The significant assumptions used in the Binomial lattice formula valuation of the derivative are as follows:

	12/31/2025	12/31/2024
Risk free interest rate	4.07% – 5.01%	4.07% – 5.01%
Stock volatility factor	101.9% – 218.8%	101.9% – 218.8%
Weighted average expected option life	.5 – 4.5 yrs	.5 – 4.5 yrs
Expected dividend yield	None	None

Segment Reporting

The Company has determined that it operates as a single reporting unit under ASC 280, Segment Reporting. While the Company monitors the performance of three distinct operating segments– PWT, MWS and WODI – these segments share common economic characteristics, products and services, and customers. As a result, they are aggregated into a single reportable unit for financial purposes.

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

Lease balances as of December 31, 2025

The components of lease-related assets and liabilities as of December 31, 2025:

Description	Amount
Right of Use Asset, net	$479,261
Lease liability - current portion	22,543
Lease liability - non-current portion	478,580
Total lease liability	$501,123

Lease Expense

For the year ended December 31, 2025, the Company recognized lease-related expenses in COGS, as the leased facility is directly related to production:

●	Amortization of ROU Asset $147,814

●	Interest expense on Lease Liability $65,678

Future Minimum Lease Payments

Future minimum lease payments as of December 31, 2025, are as follows:

Period	Amount
Year 1	$-
Year 2	166,602
Year 3	171,465
Year 4	176,666
Year 5 and thereafter	104,867
Total Lease Payments	$619,600
Less: Present Value Discount	(118,477)
Total Lease Liability	$501,123

Other Lease Disclosures

The Company has no significant options to extend or terminate the lease beyond its contractual terms. The lease agreement does not include any purchase options or residual value guarantees.

4.	Equity

OriginClear, Inc. Preferred Stock

Series C

On March 14, 2017, the Board of Directors authorized the issuance of 1,000 shares of Series C preferred stock, par value $0.0001 per share, to the CEO in exchange for his continued employment with the Company. The Series C preferred stock does not carry any dividend or liquidation preference rights and is not convertible into common stock. The holder of Series C preferred stock is entitled to 51% of the total voting power of the Company’s stockholders. The purchase price was $0.0001 per share, for a total of $0.10 for 1,000 shares. As of December 31, 2025, 1,000 shares of Series C preferred stock were issued and outstanding.

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

As of December 31, 2025, 31,500,000 shares of Series D-1 preferred stock were issued and outstanding.

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

As of December 31, 2025, 50 shares of Series F preferred stock remained issued and outstanding, which the Company was required to redeem, and the Company is in default for an aggregate redemption price of $50,000.

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

As of December 31, 2025, 25 shares of Series G preferred stock were issued and outstanding, which the Company was required to redeem, and the Company is in default for an aggregate redemption price of $25,000.

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

As of December 31, 2025, 25 shares of Series I preferred stock remained issued and outstanding. The Company is in default for an aggregate redemption price of $25,000.

Series J

On April 3, 2019, the Company designated 100,000 shares of preferred stock as Series J. Each share has a stated value of $1,000, and holders are entitled to dividends on an as-converted basis with the Company’s common stock. Series J is convertible into common stock under its Certificate of Designation, which includes provisions for make-good shares for prior investors.

As of December 31, 2025, 210 shares of Series J preferred stock were issued and outstanding.

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

As of December 31, 2025, 297.15 shares of Series K preferred stock remained issued and outstanding. The Company is in default for an aggregate redemption price of $297,150.

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

As of December 31, 2025, 315.5 shares of Series L preferred stock were issued and outstanding.

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

As of December 31, 2025, 1,068,755 shares of Series M preferred stock issued and outstanding.

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

As of December 31, 2025, 185 shares of Series O preferred stock were issued and outstanding.

Series P

On April 27, 2020, the Company designated 500 shares of preferred stock as Series P, with a stated value of $1,000 per share. Holders are entitled to dividends on an as-converted basis with the Company’s common stock. Series P is convertible into common stock under its Certificate of Designation, and conversion is subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% upon 61 days' written notice. Series P shares participate in liquidation payments on an as-converted basis. Series P does not carry preemptive or subscription rights and votes on an as-converted basis with common stock

As of December 31, 2025, 30 shares of Series P preferred stock were issued and outstanding.

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

As of December 31, 2025, 390 shares of Series Q preferred stock were issued and outstanding.

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

As of December 31, 2025, 1,463 shares of Series R preferred stock were issued and outstanding.

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

As of December 31, 2025, 270 shares of Series U preferred stock were issued and outstanding.

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

As of December 31, 2025, 696.50 shares of Series W preferred stock were issued and outstanding.

Series X

On August 10, 2021, the Company designated 25 shares of preferred stock as Series X, with a stated value of $10,000 per share. Series X did not entitle holders to dividends or voting rights except as required by law. It was convertible into common stock based on the subscription agreement terms. Holders had the right to redeem Series X shares for cash or common stock.

As of December 31, 2025, no shares of Series X preferred stock were issued and outstanding.

Series Y

On December 6, 2021, the Company designated 3,000 shares of preferred stock as Series Y, with an original issue price of $100,000 per share. Holders are entitled to annual distributions of up to 25% of net profits from designated subsidiaries, payable within three months of year-end. Series Y is convertible into common stock, subject to a 4.99% beneficial ownership limitation.

As of December 31, 2025, 27.45 shares of Series Y preferred stock were issued and outstanding.

Series Z

On February 11, 2022, the Company designated 25 shares of preferred stock as Series Z, with an original issue price of $10,000 per share. Series Z does not entitle holders to dividends or voting rights except as required by law. It is convertible into common stock, subject to a 4.99% beneficial ownership limitation.

As of December 31, 2025, no shares of Series Z preferred stock were issued and outstanding.

Stock Conversions

During the year ended December 31, 2025, the Company converted an aggregate of 36.25 shares of preferred stock—consisting of 1.25 share of Series Y, 5 shares of Series L, 20 shares of Series Q, and 10 shares of Series R—into 149,556,052 shares of common stock.

The shares were issued at conversion prices ranging from $0.00106 to $0.0017 per share, resulting in an aggregate value of $215,000. The Company incurred a $75,000 loss upon conversion.

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

For the year ended December 31, 2025, an aggregate expense of $0 was recorded as preferred stock incentive compensation in the consolidated financial statements.

During the year ended December 31, 2025, the Company issued 14,688,282 shares of Series A preferred stock for an aggregate consideration of $1,500,125 in cash combined with $850,000 in WODI common stock exchanges.

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

Following WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series B preferred shares were fully converted into WODI common stock. The conversion was executed within the terms of the agreement, and no gain or loss was recognized. As of December 31, 2025, there were no Series B preferred shares issued and outstanding.

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

Following WODI’s merger with PWT on September 21, 2023 (See Note 11), all Series C preferred shares were cancelled in accordance with the merger agreement. As of December 31, 2025, there were no shares of Series C preferred stock were issued or outstanding

Subscription payable

During the year ended December 31, 2025, the Company recorded $80,063 as a subscription payable related to shares issuable under equity compensation agreements with employees and consultants. As of December 31, 2025, the shares have not yet been issued and remain recorded as a liability pending settlement in accordance with the terms of the underlying agreements.

Year ended December 31, 2025

The Company issued 260,356,074 shares of common stock for services, valued at $458,962, with share prices ranging from $0.0011 – $0.0026.

The Company issued 3,189,000 shares of common stock through Regulation A offering to investors for total cash proceeds of $32,209. The shares were issued at a price of $0.01 per share and no commissions were paid in connection with the offering.

The Company issued 5,179,148 shares of common stock to settle Series O preferred stock dividends payable.

The Company issued 14,130,851,121 shares in connection with WODI note conversions using the seven-day average price of the previous 7 days from conversion date with an aggregate fair market value of $38,531,374.

The Company redeemed/cancelled 96,036,587 shares in connection with the WODI Series A investment and exchange program using the closing price on the redemption date with an aggregate fair market value of $255,000.

The Company redeemed 578,257,903 shares of common stock at fair value ranging between $0.0016 to $0.021 for an aggregate amount of $1,042,666. This was applied to the purchase of WODI’s convertible opportunity zone notes (see Note 6 – Convertible Promissory Notes).

The Company issued 76,494,485 common shares in connection with a settlement agreement at the price of $0.00136 per share with a value of $104,032.

During the fourth quarter of 2025, the Company formed OriginSpark Holdings LLC, a wholly owned subsidiary, to support certain strategic initiatives. Between December 8, 2025 and December 29, 2025, the Company, through OriginSpark Holdings LLC, raised aggregate gross proceeds of approximately $175,000 from third-party investors in exchange for the issuance of 5,250 units of common membership interests at a purchase price of $33.33 per unit.

As a result of these transactions, investors obtained a minority ownership interest in OriginSpark Holdings LLC.

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

WODI Common Stock

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

During the year ended December 31, 2025, WODI conducted a Regulation A offering and raised aggregate cash proceeds of $28,250.

As of December 31, 2025, WODI had 22,776,402 shares of common stock issued and outstanding. OriginClear, Inc. held 12,171,067 of these shares, representing a 53.44% ownership interest. The remaining shares were held by unaffiliated investors.

Non-controlling Interest

As of December 31, 2025, WODI had 14,057,115 common shares issued and outstanding shares, of which OriginClear, Inc. owns 53.44%. The remaining represents a minority, non-controlling interest.

5.	Restricted stock grants and warrants

Restricted Stock Grants to CEO, the Board, Employees and Consultants

The Company has entered into RSGAs with its CEO, Board, Employees, and Consultants to incentivize management and enhance the Company’s economic performance. All shares issuable under these agreements are performance-based and granted upon achieving specific financial milestones. The first milestone requires consolidated gross revenue to reach or exceed $15,000,000 for the trailing twelve-month period, as reported in the Company’s quarterly or annual consolidated financial statements. The second milestone requires consolidated operating profit to reach or exceed $1,500,000 for the trailing twelve-month period, calculated in accordance with GAAP, which includes operating revenue minus cost of goods sold, operating expenses, depreciation, and amortization. As of December 31, 2025, the Company has not recognized any costs related to these milestones, as their achievement is not yet considered probable.

The Board of Directors approved an amendment to the RSGAs to include an alternative vesting schedule for grantees. Under this alternative vesting structure, if the fair market value of the Company’s common stock on the vesting date is lower than its fair market value on the effective date of the RSGAs, the number of vested shares issuable will be adjusted to ensure the aggregate fair market value of the vested shares equals the fair market value on the effective date. If a Company performance goal is achieved, the right to participate in the alternative vesting schedule terminates, and any remaining unvested shares will vest per the original terms of the RSGAs. During the year ended December 31, 2025, the Company did not issue any shares under the alternative vesting schedule upon meeting the qualifying requirements.

Warrants

During the year ended December 31, 2025, the Company issued 39,811,037 purchase warrants, associated with preferred stock. This included 3,074,000 three-year cashless warrants with an exercise price of $0.01, 36,537,037 five-year cashless warrants with an exercise price of $0.0012 and 200,000 five year warrants at an exercise price of $0.125 per share. These warrants were issued in conjunction with a Regulation A unit offering of 3,189,000 shares of common stock, which raised total gross proceeds of $32,209, a settlement agreement and a regulation D offering of .25 Series Y shares which raised a total of $25,000. The warrants vested immediately.

A summary of the Company’s warrant activity and related information for the year ended December 31, 2025 and 2024 is as follows:

	2025		2024
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	Warrants	price	Warrants	price
Outstanding - beginning of period	79,142,589	$0.1383	64,402,589	$0.1383
Granted	39,811,037	$0.0422	16,301,500	$0.0711
Exercised	-	$-	-	$-
Expired	(7,645,500)	$(0.0629)	(1,561,500)	$(1.0000)
Outstanding - end of period	111,308,126	$0.1469	79,142,589	$0.1383

At December 31, 2025 and 2024, the weighted average remaining contractual life of warrants outstanding:

2025				2024
			Weighted				Weighted
			Average				Average
			Remaining				Remaining
Exercisable	Warrants	Warrants	Contractual	Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)	Prices	Outstanding	Exercisable	Life (years)
$0.0200	600,000	600,000	0.0054	$0.0200	600,000	600,000	1.67
$0.0275	8,727,273	8,727,273	0.0784	$0.0275	8,727,273	8,727,273	6.41
$0.1000	2,500,000	2,500,000	0.0225	$0.1000	2,500,000	2,500,000	2.13
$0.1250	-	-	-	$0.1250	55,909,816	55,909,816	2.84
$0.2500	56,109,816	56,109,816	0.5041	$0.2500	3,760,000	3,760,000	1.97
$0.0100	3,074,000	3,074,000	0.0276	$0.0100	7,645,500	7,645,500	0.72
$0.0001	36,537,037	36,537,037	0.3283	$0.0001
$1.0000	3,760,000	3,760,000	0.0338	$1.0000	-	-	-
	111,308,126	111,308,126			79,142,589	79,142,589

At December 31, 2025 and 2024, the aggregate intrinsic value of the warrants outstanding was $0.

During the year ended December 31, 2025, the Company issued 39,811,037 warrants with a weighted average exercise price of $0.0422. These warrants had an immediate vesting period.

As of December 31, 2025, the derivative liabilities on the Company’s balance sheet consist of $12,074,979 related to convertible notes outstanding and $53,016 related to warrants outstanding. These liabilities are measured and recorded at fair value in accordance with ASC Topic 820, with changes in fair value recognized in the statements of operations.

6.	CONVERTIBLE PROMISSORY NOTES

OriginClear, Inc.

As of December 31, 2025, the outstanding convertible promissory notes are summarized as follows:

Convertible promissory notes	$2,617,692
Less current portion	597,944
Total long-term liabilities	$2,019,748

Maturities of long-term debt are as follows:

Period ending December 31,	Amount
2026	1,875,000
2027	680,417
2028	62,275
2029	-
$2,617,692

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

As of December 31, 2025, the remaining balance was $683,700, classified as long-term.

OID Notes

The Company’s unsecured convertible promissory notes, known as OID Notes, had an aggregate remaining balance of $62,275 as of December 31, 2024. These notes were extended to mature on June 30, 2028, and include reset conversion terms, classifying them as derivatives under ASC 815. The conversion price was amended to the lesser of $5,600 per share or 50% of the lowest trade price recorded since issuance. As of December 31, 2025, the remaining balance was $62,275, classified as long-term.

2015 Notes

The Company’s 2015 unsecured convertible promissory notes bear interest at an annual rate of 10% and were extended to maturity dates ranging from February to August 2024. These notes are convertible at prices ranging from $1,400 to $5,600 per share or 50% of the lowest trade price post-issuance. The conversion feature is classified as a derivative liability under ASC 815. As of December 31, 2025, the remaining balance was $1,200,000, classified as long-term.

Dec 2015 Note

The Company issued a convertible promissory note, referred to as the December 2015 Note, for $432,048 in exchange for accounts payable. The conversion price is 75% of the average of the three lowest last sale prices over the 25 trading days prior to conversion. Initially accounted for as a beneficial conversion feature under ASC 470, the note was later reclassified as a derivative under ASC 815. As of December 31, 2025, the remaining balance was $167,048, classified as short-term.

Sep 2016 Note

The Company issued a $430,896 convertible note (“Sep 2016 Note”) in exchange for accounts payable. The Sep 2016 Note has similar terms to the Dec 2015 Note, with a conversion price of 75% of the three lowest sale prices over 25 trading days. It is accounted for as a derivative under ASC 815 due to reset features. As of December 31, 2025, the remaining balance was $430,896, classified as short-term.

Nov 2020 Note

The Company issued a $50,000 convertible promissory note (“Nov 2020 Note”), extended for 60 months, bearing 10% annual interest. The conversion price is the lesser of $0.05 per share or 50% of the lowest trade price post-issuance. The conversion feature is treated as a derivative under ASC 815. As of December 31, 2025, the remaining balance was $13,773, classified as long-term.

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

The conversion feature of the Jan 21 Note is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, due to its reset conversion features. As of December 31, 2025, the balance of the Jan 21 Note was $60,000, classified as long-term.

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

As of December 31, 2025, the derivative liability for the convertible promissory notes was $12,127,995.

WODI

During the 2022-2024 period, WODI issued $21,363,639 secured convertible promissory notes. These notes were issued in connection with prior financing agreements and included embedded derivative features. As of December 31, 2025, WODI extinguished and converted all $21,363,639 of these secured convertible notes and $3,424,338 in accrued interest through a structured exchange for subsidiary equity. The exchanges were accounting for as debt extinguishments under ASC 470 and ASC 815. The Company recognized a noncash loss on extinguishment of $8,318,588 recorded in gain (loss) on conversion of debt with other income (expense) for the twelve months ended December 31, 2025.. As of December 31, 2025, WODI had no remaining secured convertible promissory notes outstanding, and all related derivative liabilities were eliminated.

During the twelve months ended December 31, 2025, WODI Sponsorship LLC issued unsecured convertible notes of $3,529,589. These notes bear 15% interest and mature within one year. As of December 31, 2025, all of these notes and the accrued interest of $194,465 were converted into Class B Membership Units of WODI Sponsorship LLC. The company recorded a loss of $1,700,755 relating to this conversion.

As of December 31, 2025, WODI had zero outstanding convertible secured promissory notes.

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

The following table represents a disaggregation of revenue by type of good or service from contracts with customers for the years ended December 31, 2025, and 2024.

	Twelve Months Ended
	December 31,
	2025	2024
Equipment Contracts	$5,945,552	$3,054,718
Component Sales	125	1,253,833
Pump Stations	733,407
Waste Water Treatment Systems	-	-
Services Sales	137,759	99,230
Rental Income	-	9,523
Commission & Training	-	-
	$6,816,843	$4,407,781

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

As of December 31, 2025, the contract asset balance was $415,648, and the contract liability balance was $4,932,574. As of December 31, 2024, the contract asset balance was $1,071,664, and the contract liability balance was $3,468,227.

8.	Financial assets

As of December 31, 2025, the Company holds an investment in WTII common stock, with a fair value of $660, reflecting an unrealized loss of $30,986 for the year. The investment is measured at fair value on a recurring basis, with changes recognized in net income.

This investment is classified as an equity security under ASC 321, Investments – Equity Securities, and is subject to ongoing fair value adjustments based on the quoted market price as of the reporting date.

9.	Loans payable

During 2025, the Company entered into a settlement arrangement with Tony Charles Lonstein, Trustee of the Lonstein Revocable Family Trust, to restructure a previously outstanding convertible secured promissory note. The settlement provides for the issuance of a new $450,000 secured promissory note, replacing the original agreements and contemplated equity issuances.

The note is secured by the assets of Water on Demand and provides for scheduled monthly payments until the obligation is satisfied. The note also provides that, in the event the Company completes a sale of its Progressive Water Treatment operating division to an outside buyer, any proceeds from that sale will be used to satisfy the outstanding balance.

Small Business Administration Loan

On June 12, 2020, the Company received a $150,000 Economic Injury Disaster Loan (EIDL). Following the deferral period, the Company began making monthly principal and interest payments. As of December 31, 2025, the remaining balance on the loan is $146,708

Related Party Loans Payable

As of December 31, 2025, the Company had two outstanding promissory notes issued to its CEO, reviewed under the Company's Related Party Transaction Policy for general corporate purposes.

The first note, issued on September 24, 2024, has a principal amount of $98,000 and accrues interest at an annual rate of 10%. Monthly payments of $9,212 began on October 24, 2024. As of December 31, 2025, the remaining balance on the loan is $12,120.

The second note, issued on December 17, 2025, has a principal amount of $100,000. It carries an annual interest rate of 8%. As of December 31, 2025, the remaining balance on the loan is $100,000.

As of December 31, 2025, the combined outstanding balance of both notes was $112,120. For further details, see Footnote 15 – Related Party.

10.	Income taxes

The Company is subject to U.S. federal and state income taxes and files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2024, and 2025, the Company did not recognize any interest or penalties related to income tax positions.

As of December 31, 2025, the Company had net operating loss (NOL) carryforwards of approximately $14,986,565. Due to the uncertainty of realizing the benefits of these NOL carryforwards, a valuation allowance equal to the total deferred tax asset has been recorded. Accordingly, no tax benefit has been reported in the accompanying consolidated financial statements.

No tax positions included in the balance at December 31, 2025, involve ultimate deductibility that is highly certain but uncertain regarding timing. Due to deferred tax accounting, such uncertainties would not affect the annual effective tax rate but could accelerate cash payments to taxing authorities.

The Company continues to monitor potential changes in tax legislation and regulations that may impact future tax positions.

The Company’s income tax provision differs from the expected income tax determined by applying the U.S. federal and state income tax rate to pretax income for the years ended December 31, 2025, due to the following:

	2025	2024
Book loss	$2,847,254	$3,742,746
Tax to book differences for deductible expenses	(10,603)	(621)
Tax non-deductible expenses	(181,856)	(1,550,588)
Valuation Allowance	(2,654,795)	(2,191,537)
Income tax expense	$-	$-

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

The components of net deferred tax liabilities as of December 31, 2025, and 2024, are as follows:

	2025	2024
Deferred tax assets:
NOL carryover	$6,411,365	$3,147,179
Other carryovers	727,407	727,407

Deferred tax liabilities:
Depreciation	(123,490)	(61,582)
Less Valuation Allowance	(7,015,282)	(3,813,004)
Net deferred tax asset	$-	$-

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

No restricted shares vested during the year ended December 31, 2025, and no stock-based compensation expense was recognized as vesting was not considered probable under ASC 718. During the year ended December 31, 2025, the Company granted 7,912,732 restricted shares to key employees and consultants.

12.	Assets held for sale

During 2024, the Company received additional payments totaling $68,972. As of December 31, 2025, the remaining receivable balance was $29,900, which is reflected on the consolidated financial statements.

13.	Discontinued Operations

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

In the third quarter of 2025 the Company terminated the technology license agreement in connection with the settlement with MWS’s former lead executive. The Company reversed $177,122 of previous accrued royalties, resulting in a gain recognized as contributed capital. There was no additional impact to the financial statement for the remainder of the year.

Summary of Results of Discontinued Operations

	Twelve Months Ended December 31,
	2025	2024
Revenue	$1,309,446	$1,133,854
Cost of revenue	1,258,806	1,665,870
Gross profit (loss)	50,640	(532,016)
Operating Expenses
Selling and marketing	42,759	107,804
General and administrative	57,698	290,167
Total Operating expenses	100,457	397,971
Loss from Operations	(49,817)	(929,987)
OTHER INCOME (EXPENSE)
Gain on write off of payables	513,347
TOTAL OTHER EXPENSE	513,347	-
NET INCOME (LOSS) FROM ASSETS-HELD-FOR-SALE	$463,530	$(929,987)

Summary Balance Sheet of Discontinued Operations

	December 31,	December 31,
Current Assets	2025	2024
Cash and cash equivalents	$96	$179,369
Contract assets	-	174,415
Contracts receivable, net	29,902	98,872
Total assets of discontinued	$29,998	$452,656
Current Liabilities
Accounts payable	$434,908	$266,394
Contract liabilities	-	643,570
Accrued expenses	-	201,841
Total liabilities of discontinued	$434,908	$1,111,805

14.	Commitments and Contingencies

Facility Rental

The Company leases a production facility at 5225 W. Houston, Sherman, Texas, under a non-cancelable operating lease classified in accordance with ASC 842, Leases. The lease commenced on July 1, 2024. Under a Triple Net (NNN) arrangement, the Company is responsible for property taxes, insurance and maintenance., with a currently monthly rent of $13,313.

Warranty Reserve

PWT projects are generally warranted against defects in materials and workmanship for one year from the date of completion, with certain construction areas and materials having extended guarantees. Based on historical experience, known risks related to critical components, and management’s assessment, the Company recorded a warranty reserve of $50,000 as of December 31, 2025. This reserve reflects potential liabilities related to high-value components (pumps, RO membranes, and EDI modules). Management believes this reserve is adequate to cover probable warranty claims.

15.	Related party

As of December 31, 2025, the Company issued two promissory notes to its CEO.

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

Promissory Note for $100,000

On December 17, 2025, the Company issued a promissory note to the CEO with a principal amount of $100,000. The note accrues interest at a rate of 8% per annum.

Both promissory notes were reviewed and approved by the Company’s Board of Directors in accordance with the Company’s Related Party Transaction Policy. The proceeds from the notes will be used for general corporate purposes.

Takeoff Services Inc

On September 9th, 2024, the CEO of WODI Kenneth A. Berenger became partners in a separate company called Takeoff Services Inc. (TSI). The purpose of TSI is to assist early-stage companies in their funding. This is not a function of the Company and there is no transfer of assets intended. Benefits mayaccrue to the Company, in terms of helping Water on Demand in its fund raising activities. by continuously improving the channels to identity investors, and the marketing of these securities. As of December 31,2025, no operations for this business or any related activities have started.

16.	Accrued expenses

Accrued expenses consist of the following as of December 31,

	2025	2024
Accrued interest on notes	$2,069,720	$4,880,485
Payroll, vacation and benefits	186,406	348,043
Audit Fees	35,600	81,355
Other	36,113	(10,364)
Total accrued expenses	$2,327,839	$5,299,519

17.	Concentrations

Major Customers

For the year ended December 31, 2025, WODI had three customers that collectively accounted for 76.5% of total billings. Customer one represented 62.2%, customer two represented 8.6%, and customer three represented 6.0%. Management does not believe there is a significant concentration risk, as the Company continues to diversify its customer base.

For the year ended December 31, 2024, WODI had two customers that collectively accounted for 55.52% of total billings. Customer one represented 43.91% and customer two represented 11.61%.

Major Suppliers

WODI had five major vendors for the year ended December 31, 2025. The vendors represented 39.7% of total expenses in the year ending December 31, 2025. The accounts payable balance due to the vendors was $179,110 at December 31, 2025. Management believes no risk is present with the vendors due to other suppliers being readily available.

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

The following table summarizes financial results by segment for the year ended December 31, 2025, and 2024:

Reportable Segments:	Water System Solution Engineering	Modular/ Prefabricated Treatment and Conveyance Systems	Full Service Water Systems (Operate; Own and Operate)	Corporate	Total
Fiscal Year Ended December 31, 2025:
Revenue	$5,507,397	$1,309,446	$-	$-	$6,816,843
Gross profit (loss)	1,570,436	50,640	-	-	1,621,076
General and administrative expenses	805,706	57,698	-	2,728,508	3,591,912
Operating income (loss)	757,514	(49,817)	-	(4,021,237)	(3,313,540)
Segment assets	5,450,306	29,996	-	236,108	5,716,410
Gross profit as a % of revenue	28.52%	3.87%	0.00%	0.00%	23.78%

Fiscal Year Ended December 31, 2024:
Revenue	$4,398,258	$1,133,854	$-	$9,523	$5,541,635
Gross profit (loss)	1,521,130	(532,016)	-	(16,402)	972,712
General and administrative expenses	893,647	867,619	-	3,502,355	5,263,621
Operating income (loss)	555,407	(1,661,164)	-	(6,019,052)	(7,125,809)
Segment assets	3,882,337	453,595	-	201,951	4,537,883
Gross profit as a % of revenue	34.58%	(46.92)%	0.00%	(172.23)	17.55%

19.	Subsequent Events

Management has evaluated subsequent events through the issuance date of these consolidated financial statements and concluded that, except as disclosed, there are no additional events requiring adjustments or further disclosure:

On January 2, 2026, 50 shares of Series Q preferred stock were converted to 89,285,716 common shares at $0.00112 per share.

Between January 2, 2026, and January 3, 2026, an aggregate of 170 shares of Series R preferred stock were converted to 303,571,429 common shares at $0.0011 per share.

Between January 2, 2026, and January 7, 2026, an aggregate of 85 shares of Series W preferred stock were converted to 152,447,092 common shares at $0.00112 and $0.00108 per share.

On January 8, 2026, 15 shares of Series S preferred stock were converted to 29,411,766 common shares at $0.0010 per share.

Between January 15, 2026, and January 31, 2026, OriginClear issued an aggregate of 26,069,930 in exchange for services at $0.001, $0.00067 and $.00073 per share.

Between January 9, 2026, and March 4, 2026, the Company, through OriginSpark Holdings LLC, raised aggregate gross proceeds of approximately $228,000 from investors in exchange for the issuance of 6,840 units of OriginSpark Holdings LLC common membership interests at a purchase price of $33.33 per unit.

On February 13, 2026, the Company entered into a Share Exchange Agreement with Water on Demand, Inc., pursuant to which the Company contributed 9,000,000 shares of Water on Demand, Inc. common stock to Water on Demand, Inc. in exchange for a warrant to purchase 11,800,000 shares of Water on Demand, Inc. common stock.

On March 31, 2026 the Company issued an aggregate of 2,055,558 shares of common stock to settle Series O preferred stock dividends payable.

On March 31, 2026, the Board of Directors of WODI approved the designation of a new class of preferred stock, the Series F Preferred Stock, and authorized the issuance of an aggregate of two shares.

On April 1, 2026, in connection with this action, WODI entered into agreements pursuant to which one share of Series F Preferred Stock was issued to its Founder in exchange for the surrender and cancellation of WODI outstanding Series C Preferred Stock, and one share of Series F Preferred Stock was issued to a Co-Founder / CEO in consideration of services rendered, establishing parity between such holders. The Series F Preferred Stock has certain governance rights, including protective provisions and participation rights upon a liquidity event, as defined in the applicable certificate of designation.

On April 9, 2026, T Riggs Eckelberry the Founder, CEO and Chairman of the Board passed away due to health conditions. Mr. Cory Mertes, who is a current Board member and officer of the Company’s subsidiary, Water on Deman, has been appointed as the interim CEO and CFO.