Form 10-Q
period 2026-03-31
ORIGINCLEAR, INC.
filed 2026-05-29
CIK 1419793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-147980

ORIGINCLEAR, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0287664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Cleveland St.

Suite 307

Clearwater, FL 33755

(Address of principal executive offices, Zip Code)

(727) 761-1630

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

As of May 26, 2026, there were 16,226,290,399 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIGINCLEAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,310,171	$828,007
Contracts receivable , net	760,773	3,899,003
Investment in marketable securities, at fair value	660	660
Contract assets	325,765	415,648
Prepaid assets and other current assets	1,875	3,750
Assets of discontinued operations	30,596	29,998
Total Current Assets	$4,429,840	$5,177,066

Property and equipment, net	64,123	68,881
Other Assets
Security deposit	115,870	18,000
Investment in marketable securities, at fair value	3,200	3,200
Operating lease right of use asset (Note 4)	452,131	479,261
Total Other Assets	571,201	500,461
TOTAL ASSETS	$5,065,164	$5,746,408
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,810,258	$1,692,639
Accrued expenses	2,378,836	2,327,839
Cumulate dividends payable on preferred stock	903,022	907,278
Contract liabilities	3,901,517	4,932,574
Operating lease liabilities	117,782	22,543
Warranty reserve	50,000	50,000
Loans payable	559,053	596,708
Related party loan	85,228	112,120
Tax liability 83(b)	13,600	13,600
Derivative liabilities	13,037,500	12,127,995
Redeemable non-convertible preferred stock, 397.15shares issued and outstanding across four series (Note 5)	397,150	397,150
Convertible secured promissory notes (Note 9)	810,475	-
Convertible promissory notes	1,864,520	597,944
Liabilities discontinued operations (Note 3)	495,048	434,908
TOTAL CURRENT LIABILITIES	$26,423,989	$24,213,298
Long-Term Liabilities
Convertible promissory notes, net of current	753,172	2,019,748
Operating lease liabilities, net of current	356,751	478,580
TOTAL LONG-TERM LIABILITIES	1,109,923	2,498,328
TOTAL LIABILITIES	$27,533,912	$26,711,626
COMMITMENTS AND CONTINGENCIES (Note 14)
Mezzanine Equity, preferred stock (note 5)	7,097,720	7,417,720
SHAREHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, (Authorized: 500,500,000), Series C - 1,000 shares issued and outstanding, Series D- 31,500,000 shares issued and outstanding	3,150	3,150
Common stock, $0.0001 par value, (Authorized: 30,000,000,000) - shares issued and outstanding 16,226,290,399 and 15,623,448,908	1,622,630	1,562,346
Additional paid-in capital	124,786,719	123,957,003
Noncontrolling Interest	1,937,608	1,725,698
Stock Payable	80,063	80,063
Accumulated deficit	(157,996,638)	(155,711,198)
TOTAL SHAREHOLDERS' DEFICIT	$(29,566,468)	$(28,382,938)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,065,164	$5,746,408

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$2,002,880	$1,404,671
Cost of revenue	1,448,752	900,017
Gross (loss) profit	554,128	504,654

Operating expenses
Selling and marketing	406,862	323,533
General and administrative	648,630	1,112,072
Total Operating expenses	1,055,492	1,435,605

Loss from Operations	(501,364)	(930,951)
Other Income (Expense)
Gain (loss) on issuance of promissory notes	(349,407)	0
Gain (loss) on extinguishment of payables	79,548	249,334
Gain (loss) on exchange of stock	(320,000)	0
Unrealized (loss) gain - investment securities	0	(9,042)
Preferred stock incentive expense	0	(773,444)
Gain on common stock redemption	10,946	0
Change in derivate liability and debt conversions	(909,505)	1,371,191
Other income	456	190
Interest and dividend expense	(84,204)	(761,315)
TOTAL OTHER EXPENSE	(1,572,166)	76,914

Net (loss) income from continued operations	(2,073,530)	(854,037)
Net income (loss) from discontinued operations	0	87,003
Net loss	$(2,073,530)	$(767,034)
Less: Net income (loss) attributable to noncontrolling interest	211,910	(110,628)
Net income (loss) attributable to OCLN	$(2,285,440)	$(656,406)

Basic and diluted income (loss) per share	$(0)	$(0)
Bais and diluted income (loss) per share from discontinued operations	$0	$0
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED (in shares)	16,176,835,311	1,706,942,790

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2025
						Additional		Other	Non-
	Preferred stock		Mezzanine	Common Stock		Paid-in-	Subscription	Comprehensive	Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2024	31,501,000	$3,150	$7,557,722	1,672,117,519	$167,213	$85,399,199	$-	$(132)	$(3,033,244)	$(137,393,774)	$(54,857,588)
Rounding	-	-	-	(1)	(3)	-	-	-	-	-	(1)
Shares issued, Series Y	-	-	25,000	-	-	-	-	-	-	-	-
Shares issued as compensation for employees at fair value	-	-	-	25,415,015	2,542	58,262	-	-	-	-	60,804
Shares issued as compensation, fair value	-	-	-	46,634,094	4,663	112,949	-	-	-	-	117,612
Shares issued, Regulation A	-	-	-	3,189,000	319	31,890	-	-	-	-	32,209
Shares issued, Series O	-	-	-	840,912	84	(84)	-	-	-	-	-
WODI Series A issued for cash	-	-	-	-	-	1,475,957	-	-	-	-	1,475,957
Net Loss	-	-	-	-	-	-	-	-	(110,628)	(656,406)	(767,034)
Balance at March 31, 2025	31,501,000	$3,150	$7,582,722	1,748,196,539	$174,820	$87,078,173	$-	$(132)	$(3,143,872)	$(138,050,180)	$(53,938,041)

THREE MONTHS ENDED MARCH 31, 2026
						Additional		Other	Non-
	Preferred stock		Mezzanine	Common Stock		Paid-in-	Stock	Comprehensive	Controlling	Accumulated
	Shares	Amount	Equity	Shares	Amount	Capital	Payable	Loss	Interest	Deficit	Total
Balance at December 31, 2025	31,501,000	$3,150	$7,417,720	15,623,448,909	$1,562,346	$123,957,003	$80,063	$-	$1,725,698	$(155,711,198)	$(28,382,938)
Rounding	-	-	-	-	-	-	-	-	-	-	-
Temporary equity, shares converted (Series Q)	-	-	(50,000)	89,285,716	8,929	91,071	-	-	-	-	100,000
Temporary equity, shares converted (Series R)	-	-	(170,000)	303,571,429	30,357	309,643	-	-	-	-	340,000
Temporary equity, shares converted (Series S)	-	-	(15,000)	29,411,766	2,941	27,059	-	-	-	-	30,000
Temporary equity, shares converted (Series W)	-	-	(85,000)	152,447,092	15,245	154,755	-	-	-	-	170,000
Shares issued for services	-	-	-	26,069,930	2,607	19,393	-	-	-	-	22,000
Shares issued for Series O dividends	-	-	-	2,055,558	206	(206)	-	-	-	-	-
Common interest issued for OriginSpark PPM	-	-	-	-	-	228,000	-	-	-	-	228,000
Net Loss	-	-	-	-	-	-	-	-	211,910	(2,285,440)	(2,073,530)
Balance at March 31, 2026	31,501,000	$3,150	$7,097,720	16,226,290,400	$1,622,630	$124,786,719	$80,063	$-	$1,937,608	$(157,996,638)	$(29,566,468)

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income from continued operations	$(2,073,531)	$(854,037)
Net income (loss) from discontinued operations	0	87,003
Adjustments to reconcile net income to net cash
Unrealized (gain) loss on derivative liabilities	909,505	(1,371,191)
Depreciation and amortization	4,758	30,835
Net unrealized loss on fair value of securities	0	9,042
Shares issued for services	22,000	117,612
Stock based compensation expense, related party	0	60,804
Stock-based compensation expense	0	773,444
Gain on write off of payable	0	(249,334)
Loss on extinguishment of debt (non-cash)	320,000	0
Changes in operating assets and liabilities:
Contracts receivable	3,138,230	1,832,431
Contract assets	89,883	393,634
Right-of-use assets	27,130	24,244
Change in discontinued operations	59,542	0
Prepaid expenses and other current assets	1,875	(8,809)
Security deposits	(97,870)	0
Accounts payable	117,619	(649,133)
Lease liability	(26,590)	(22,480)
Accrued expenses and other current liabilities	50,998	425,481
Contract liabilities	(1,031,057)	(820,888)
Net cash used in operating activities	1,512,492	(221,342)

Cash Flows from Investing Activities:
Purchases of property and equipment	0	(7,500)
Net cash used in investing activities	0	(7,500)

Cash Flows from Financing Activities:
Repayment of SBA loan	(717)	(688)
Repayment of Tony Lonstein loan	(36,937)	0
Repayments of loans from related parties	(26,893)	(63,564)
Dividends paid on preferred stock	(4,256)	107,608
Proceeds from convertible secured promissory notes	810,475	0
Proceeds from issuance of common stock (Reg A & D)	0	32,209
Proceeds from issuance of Series A preferred stock	0	1,475,957
Common interest issued for OriginSpark PPM	228,000	0
Proceeds from preferred stock (mezzanine equity)	0	25,000
Net cash provided by financing activities	969,672	1,576,522

Net change in Cash
Net increase (decrease) in cash and cash equivalents	2,482,164	1,347,680
Cash and cash equivalents, beginning of period	828,007	550,884
Cash and cash equivalents, end of period	$3,310,171	$1,898,564

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and dividends	$34,402	$56,428

SUPPLEMENTAL DISCLOSURES OF NON CASH TRANSACTIONS
Issuance of Series O preferred stock dividends	$206	$84
Conversion of mezzanine preferred stock to common stock	$640,000	$0

See accompanying Notes to Consolidated Financial Statements.

ORIGINCLEAR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization and Line of Business

The accompanying unaudited condensed consolidated financial statements of OriginClear, Inc. (“OCLN” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), including Regulation S-X, Rule 10-01. These financial statements do not include all of the disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in its Form 10-K for the year ended December 31, 2025.

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

The Modular Water Systems (“MWS”) division, previously focused on pre-fabricated infrastructure for decentralized treatment, was fully deactivated during the second quarter of 2025. On May 8, 2025, WODI’s Board approved the wind-down of MWS as part of a strategic shift away from direct equipment competition.  Currently, all production activity in the division has been shut down and the Company is in the process of finalizing the remaining balance sheet items. (See Note 3).

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

The Block40X JV is governed by a three-member board of managers, consisting of one representative from each party and one independent manager. Distributions of available cash will be made to members pro rata after reserves for obligations. The agreement includes standard termination provisions, including failure to meet funding milestones or material breach. Management has determined that the Block40X JV will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the Block40X JV had no material assets, liabilities, or operations, and no impact on the consolidated financial statements.

On September 26, 2025, the Company entered into a joint venture agreement with Bitmern Investments LLC, a subsidiary of Bitmern Technologies LLC, to form a Florida limited liability company (the “Bitmern JV”). Ownership of the Bitmern JV is allocated 60% to Bitmern Investments LLC and 40% to the Company.

The Bitmern JV is intended to finance, develop, and operate large-scale Bitcoin mining hosting facilities, beginning with a pilot project of up to 200 MW in the United States. Bitmern’s contributions include site origination, project management, hosting operations, technical expertise, and related intellectual property. The Company’s contributions consist of financing activities, capital markets strategy, and compliance support. The Bitmern JV is governed by a three-member board of managers, with each party appointing one representative and jointly selecting an independent member. Bitmern appoints the Chair and Chief Executive Officer. Major decisions, including debt incurrence, equity issuances, and material contracts, require supermajority approval.

Management has determined that the Bitmern JV will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the Bitmern JV had no material assets, liabilities, or operations, and no impact on the consolidated financial statements.

During the fourth quarter of 2025, the Company formed OriginSpark Holdings LLC (“OriginSpark”), a Wyoming limited liability company, to pursue potential investments and joint venture opportunities related to digital infrastructure and data center development activities. Investments in OSH will also get percentage ownership in the Bitmern and Block40X JV’s.  As of March 31, 2026, OriginSpark was in process of raising capital and has no operating activity.

On January 27, 2026, the Company, through Water On Demand, Inc., entered into a joint venture arrangement with a third party to pursue mobile water treatment infrastructure opportunities through a Texas-based entity. The joint venture is structured as a 50/50 owned entity with shared governance between the parties. Management has determined that the joint venture will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the joint venture is in startup planning and has no material assets, liabilities, operations, or impact on the consolidated financial statements.

Basis of presentation

The accompanying interim financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented. Operating results for the three months ending March 31, 2026, are not necessarily indicative of results that may be expected for the full fiscal year or any other future period. All intercompany accounts have been eliminated in consolidation.

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

2.	Summary of significant accounting policies

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and SEC Regulation S-X Rule 10-01. Except for the updates described below, the Company’s significant accounting policies are unchanged from those disclosed in Note 2 to the audited consolidated financial statements in the 2025 Form 10-K and should be read in conjunction therewith.

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

Fair value of financial instruments

Financial assets and liabilities measured at fair value are classified under ASC 820’s three-level hierarchy. Derivative liabilities are Level 3 and are measured at each end of the period. No material changes in valuation techniques or inputs have occurred since December 31, 2025, so interim disclosure of Level 1 and Level 2 hierarchy tables is omitted per ASC 820-10-50-2A.

The following table reconciles the Company’s Level 3 derivative liabilities for the three months ended March 31, 2026:

	Total	(Lvl 1)	(Lvl 2)	(Lvl 3)
Convertible notes liability	$(13,000,000)	$-	$-	$(13,000,000)
Warrants liability	(37,500)	-	-	(37,500)
Total derivative liability	$(13,037,500)	$-	$-	$(13,037,500)

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

Equity Investments and Joint Ventures

The Company accounts for investments in entities over which it exercises significant influence but does not have control under the equity method of accounting (ASC 323). Under this method, the investment is initially recorded at cost and adjusted each period for the Company’s proportionate share of the investee’s net income or loss and other comprehensive income, if applicable. When the Company’s share of cumulative losses exceeds the carrying amount of the investment, the balance is reduced to zero, and additional losses are recognized only to the extent the Company has committed to providing financial support.

The Company’s joint ventures and equity method investments, including the Block40X JV, Bitmern-OriginSpark JV LLC, and GridWater Inc., are accounted for under this method. As of March 31, 2026, none of these ventures had material assets, liabilities, or operations, and no earnings or losses were recognized.

Other policies

Policies for consolidation, cash and cash equivalents, contract assets and liabilities, prepaid expenses, property and equipment, goodwill and indefinite-lived intangibles, marketable securities, work-in-process, recently issued pronouncements, and reclassifications remain as disclosed in the 2025 Form 10-K.

Interim reporting

Footnote disclosure that would duplicate the 2025 Form 10-K such as detailed loss-per-share reconciliation tables, property and equipment roll-forwards, or full fair-value hierarchy tables is omitted for this interim filing under Regulation S-X Rule 10-01, including property roll forwards, full EPS tables, and fair value levels 1 and 2.

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

All prior period financial information has been recast to reflect MWS as a discontinued operation. The wind-down was completed in 2025, and no material costs are expected in future periods.

Summary of Results of Discontinued Operations

	Three Months Ended March 31,
	2026	2025
Revenue	$0	$692,379
Cost of revenue	0	504,419
Gross profit (loss)	0	187,960
Operating Expenses
Selling and marketing	0	39,459
General and administrative	0	61,498
Total Operating expenses	0	100,957
Income from Operations	0	87,003
NET INCOME (LOSS) FROM ASSETS-HELD-FOR-SALE	$0	$87,003

Summary Balance Sheet of Discontinued Operations

	March 31,	December 31,
	2026	2025
Current Assets
Cash and cash equivalents	$696	$96
Contract assets	-	-
Contracts receivable, net	29,900	29,902
Total assets of discontinued	$30,596	$29,998
Current Liabilities
Accounts payable	$495,048	$434,908
Contract liabilities	-	-
Accrued expenses	-	-
Total liabilities of discontinued	$495,048	$434,908

4.	Leases

The Company leases its production facility at 5225 W. Houston Street, Sherman, Texas under a non-cancellable operating lease that commenced on July 1, 2024, and expires on July 31, 2029 (61 months). The lease is triple-net; the Company pays all property taxes, insurance, and maintenance. The lease is accounted for under ASC 842.

Right-of-use asset and Lease liability

At commencement the Company recorded a ROU asset and corresponding lease liability measured at the present value of future lease payments, discounted at the Company’s 11.84% incremental borrowing rate. As of March 31, 2026, the ROU asset, net of amortization, was $452,131; the lease liability was $474,533, of which $117,782 is classified as current and $356,751 as non-current.

Lease expense

For the three months ended March 31, 2026, lease-related expenses included ROU amortization of $27,130 and interest expense on the lease liability of $14,573. Both amounts are included in cost of revenue.

Maturity of lease liability

Future minimum lease payments as of March 31, 2026, are as follows:

Period	Amount
Year 1 (remainder of fiscal year)	$167,773
Year 2	171,465
Year 3	176,666
Year 4 and thereafter	104,867
Total Lease Payments	$620,771
Less: Present Value Discount	(146,238)
Total Lease Liability	$474,533

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

Series D-1

On April 13, 2018, 50,000,000 shares were designated on April 13, 2018. Each share is convertible into 0.0005 shares of common stock, subject to a 4.99% beneficial ownership limitation (increased to 9.99% upon 61-days’ notice). As of March 31, 2026, 31,500,000 shares were outstanding.

Redeemable Non-Convertible Preferred stock

At March 31, 2026, the Company had the following series of non-convertible preferred stock classified as liabilities. These instruments are subject to mandatory redemption provisions or dividend terms that require classification outside of liability rather than equity.

Series	Stated value per share	Dividend rate	Convertible	Shares Outstanding	Aggregate Balance
F	$1,000	8%	no	50.00	$50,000
G	$1,000	8%	no	25.00	25,000
I	$1,000	8%	no	25.00	25,000
K	$1,000	8%	no	297.15	297,150
Preferred stock outstanding				397.15	$397,150

These are non-convertible preferred stock series carrying 8% cumulative dividends and redemption provisions. As of March 31, 2026, the Company had not redeemed the remaining Series F, Series G, Series I, and Series K shares, resulting in a $397,150 aggregate redemption obligation in default.

Mezzanine Equity Preferred Stock Outstanding

At March 31, 2026, the Company had the following series of convertible or redeemable preferred stock classified as mezzanine equity. These securities are either subject to redemption features or conversion terms that are not solely within the Company’s control.

Series	Stated value per share	Dividend rate	Convertible	Shares Outstanding	Aggregate Balance
J	$1,000	none (as converted)	yes	210.00	$210,000
L	$1,000	none (as converted)	yes	315.50	310,500
M	$25	10% cumulative	no	1,068,755.00	1,007,493
O	$1,000	8% cash, 4% stock	yes	185.00	185,000
P	$1,000	none (as converted)	yes	30.00	30,000
Q	$1,000	12% cash	yes	340.00	340,000
R	$1,000	12% cash	yes	1,273.00	1,293,000
S	$1,000	12% cash	yes	95.00	95,000
U	$1,000	none (as converted)	yes	270.00	270,000
W	$1,000	12% cash	yes	611.50	611,500
Y	$100,000	share-of-profits	yes	27.45	2,745,227
Total Mezzanine Equity				1,072,112.45	$7,097,720

Restricted Stock Grants – Alternative Vesting

During prior periods, the Company approved restricted stock grants (“RSGs”) to certain employees and consultants under alternative vesting arrangements. In accordance with ASC 718, the Company recorded the related grant date fair value based on the closing price of the Company’s common stock on the applicable grant dates.

During the quarter ended March 31, 2026, no additional restricted stock grants were vested or issued under the alternative vesting program. The related obligations associated with previously approved restricted stock grants remained recorded on the Company’s books and records as of March 31, 2026.

OriginClear, Inc. Common Stock

In Q1 2026 the Company:

•	issued an aggregate of 89,285,716 shares for the conversion of preferred series Q stock at $0.00112 per share with a fair market value of $100,000.

•	issued an aggregate of 303,571,429 shares for the conversion of preferred series R stock at $0.0011 per share with a fair market value of $340,000.

•	issued 29,411,766 shares for the conversion of preferred series S stock at $0.001 per share with a fair market value of $30,000.

•	issued an aggregate of 152,447,092 shares for the conversion of preferred series W stock at $0.00112 per share with a fair market value of $170,000.

•	issued an aggregate of 26,069,930 shares for services at share prices ranging between $0.00067 and $0.001 with a fair market value of $22,000.

•	issued an aggregate of 2,055,558 shares for series O dividends at $0.0009 per share.

After these transactions, 16,226,290,399 common shares were issued and outstanding at March 31, 2026.

In Q1 2025 the Company:

•	issued 25,415,015 shares for services (grant-date fair value $60,804, determined using the closing price on the grant dates, at per-share prices ranging from $0.0022 - $0.034.)

•	issued 46,634,094 shares for employee bonuses (grant date fair value of $117,612, determined using the closing price on the grant dates).

•	issued 840,912 shares for Series O dividends

•	issued 3,189,000 shares in Regulation A offering for $32,209 cash.

The Company redeemed 83,352,197 shares of common stock at a market price of $0.01 per share with a gain in the amount of $687,678.

Water On Demand, Inc. Equity

Common Stock

As of March, 31, 2026, WODI had 22,781,322 shares of common stock issued and outstanding. OriginClear, Inc. held 12,171,067 of these shares, representing a 53.43% ownership interest. The remaining shares were held by unaffiliated investors.

Preferred Stock

As of March 31, 2026, WODI had three authorized series of preferred stock.

The table below summarizes the authorized, outstanding and key features for each class as of March 31, 2026.

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

WODI is a majority owned subsidiary of OriginClear, which holds approximately 53.43% of the voting equity as of March 31, 2026. The remaining 46.57% is held by unaffiliated third-party investors as noncontrolling interest in the condensed consolidated financial statements.

The condensed consolidated financial statements include the assets, liabilities, revenues, expenses, and cashflows of WODI, with elimination of intercompany transactions between OCLN and WODI. The equity section of the condensed consolidated balance sheet includes a component for noncontrolling interest, representing the minority shareholders’ proportionate share of WODI’s net assets.

The following table summarizes the changes in noncontrolling interest for the three months ended March 31, 2026:

As of March 31,
Description	2026
Beginning noncontrolling interest	$1,725,698
Net income (loss) attributive to NCI	211,910
Ending noncontrolling interest	$1,937,608

7.	Restricted Stock Grants and Warrants - OCLN

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

As of March 31, 2026, neither milestone had been met; accordingly, no new stock-based compensation expense has been recognized.

Warrants

A summary of OCLN’s warrant activity and related information for the three months ended March 31, 2026, is as follows:

	March 31, 2026
	Number of warrants	Weighted average exercise price
Outstanding - beginning of year	111,308,126	$0.1469
Granted	-	$-
Exercised	-	$-
Expired	(3,074,000)	$(0.0629)
Outstanding - end of period	108,234,126	$0.1511

At March, 31, 2026, the weighted average remaining contractual life of warrants outstanding:

Exercisable Prices	Warrants Outstanding	Warrants Exercisable	Weighted Average
$0.0200	600,000	600,000	0.0055
$0.0275	8,727,273	8,727,273	0.0806
$0.1000	2,500,000	2,500,000	0.0231
$0.2500	3,760,000	3,760,000	0.0347
$0.0001	36,537,037	36,537,037	0.3376
$0.0125	56,109,816	56,109,816	0.5184
	108,234,126	108,234,126

WODI Warrants Issued

During the three months ended March 31, 2026, in connection with its private placement of Series A Preferred Stock, WODI issued fully vested warrants exercisable for a total of 14,738,282 shares of WODI common stock. These warrants carry an exercise price of $0.16 per share and $2.00 per share and have expiration dates ranging from January 31, 2030, through May 31, 2030. An independent valuation of these warrants at December 31, 2025 using the Black-Scholes model (volatility 28.1% – 28.5%; risk-free rate 3.65% – 3.69%; no dividend yield; common-stock FMV $0.08611) determined aggregate grant-date fair value of $129,079. As of March 31, 2026 there was no material change of these warrants.

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

The Block40X JV is governed by a three-member board of managers, consisting of one representative from each party and one independent manager. Distributions of available cash will be made to members pro rata after reserves for obligations. The agreement includes standard termination provisions, including failure to meet funding milestones or material breach. Management has determined that the Block40X JV will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the Block40X JV had no material assets, liabilities, or operations, and no impact on the consolidated financial statements.

On September 26, 2025, the Company entered into a joint venture agreement with Bitmern Investments LLC, a subsidiary of Bitmern Technologies LLC, to form a Florida limited liability company (the “Bitmern JV”). Ownership of the Bitmern JV is allocated 60% to Bitmern Investments LLC and 40% to the Company.

The Bitmern JV is intended to finance, develop, and operate large-scale Bitcoin mining hosting facilities, beginning with a pilot project of up to 200 MW in the United States. Bitmern’s contributions include site origination, project management, hosting operations, technical expertise, and related intellectual property. The Company’s contributions consist of financing activities, capital markets strategy, and compliance support. The Bitmern JV is governed by a three-member board of managers, with each party appointing one representative and jointly selecting an independent member. Bitmern appoints the Chair and Chief Executive Officer. Major decisions, including debt incurrence, equity issuances, and material contracts, require supermajority approval.

Management has determined that the Bitmern JV will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the Bitmern JV had no material assets, liabilities, or operations, and no impact on the consolidated financial statements.

During the fourth quarter of 2025, the Company formed OriginSpark Holdings LLC (“OriginSpark”), a Wyoming limited liability company, to pursue potential investments and joint venture opportunities related to digital infrastructure and data center development activities. Investments in OSH will also get percentage ownership in the Bitmern and Block40X JV’s.  As of March 31, 2026, OriginSpark was in process of raising capital and has no operating activity.

On January 27, 2026, the Company, through Water On Demand, Inc., entered into a separate joint venture arrangement with a third party to pursue mobile water treatment infrastructure opportunities through a Texas-based entity. The joint venture is structured as a 50/50 owned entity with shared governance between the parties. Management has determined that the joint venture will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the venture had no material assets, liabilities, operations, or impact on the consolidated financial statements.

9.	Convertible Promissory Notes

OriginClear, Inc.

As of March 31, 2026, the outstanding unsecured convertible promissory notes are as follows:

Convertible promissory notes	$2,617,692
Less current portion	1,864,520
Total long-term liabilities	$753,172

Maturities of long-term debt for the next five years are as follows:

Period ending March 31, 2026	Amount
2027	$60,000
2028	693,172
$753,172

As of March 31, 2026, the Company had the following unsecured convertible promissory notes outstanding:

Note Description	Balance	Classification	Terms & Features
2014-2015 Notes	$683,700	Short-term	10% annual interest; convertible at $4,200 - $9,800 /share or 50% of lowest post-issuance trade price; derivative under ASC 815.
OID Notes	$62,275	Long-term	Extended to June 30, 2028; convertible at lesser of $5,600/share or 50% of lowest post-issuance trade price; derivative under ASC 815.
2025 Notes	$1,200,000	Short-term	10% interest; convertible at $1,400–$5,600/share or 50% of lowest trade price; derivative liability.
Dec 2015 Note	$167,048	Short-term	Issued for AP; convertible at 75% of lowest 3-day average over 25-day period; reclassified from BCF to derivative under ASC 815.
Sept 2016 Note	$430,896	Long-term	Issued for AP; similar to Dec 2015 Note; convertible at 75% of lowest 3-day average over 25 days; derivative under ASC 815.
Nov 2020 Note	$13,773	Short-term	10% interest; extended for 60 months; convertible at $0.05 or 50% of lowest post-issuance trade price; derivative under ASC 815.
Jan 2021 Note	$60,000	Long-term	10% interest; extended 60 months; convertible at lesser of (a) $0.05, (b) 50% of lowest post-issuance trade price, or (c) lowest price granted; penalty for late shares.

Derivative Liability - OriginClear

Due to variable conversion features, all OriginClear notes are treated as derivative liabilities under ASC 815. The notes are not considered conventional, and the notes do not qualify for equity classification. As of March 31, 2026, the derivative liability related to these notes was $13,037,500 – See Note 2 -Fair value of financial instruments.

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

Disaggregated revenue

Three months ended March 31	2026	2025
Equipment Contracts	$1,908,676	$1,136,688
Pump Stations	90,579	-
Component Sales	-	258,864
Services Sales	3,625	9,119
Commission & Training	-	-
	$2,002,880	$1,404,671

 Revenue recognition for other sales arrangements, such as component sales and service sales, remained materially consistent during the periods presented.

Contract balances

	Contract assets	Contract liabilities
Balance at December 31, 2025	$415,648	4,932,574
Revenue recognized	(2,052,372)	2,052,371
Cash collected / reclassifications	1,962,489	(3,083,428)
Balance at March 31, 2026	$325,765	3,901,517

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

Equity Security – Water Technologies International, Inc. (“WTII”)

As of March 31, 2026, the Company held 1,100,200 shares of WTII common stock, measured at fair value under ASC 321 using Level 1 inputs. The investment had a fair value of $660 at December 31, 2025.  For the three months ended March 31, 2026, the Company evaluated the fair market value and did not make any changes.

12.	Loans Payable

Small Business Administration (EIDL) Loan

On June 12, 2020, the Company received a $150,000 Economic Injury Disaster Loan. Principal and interest payments commenced after the initial deferral period. As of March 31, 2026 the outstanding balance was $145,990.

Related Party Loans Payable

As of March 31, 2026, the Company had outstanding promissory notes issued to its former CEO, reviewed and approved by the Board under the Company’s Related Party Transaction Policy for general corporate purposes.

The note, issued on December 17, 2025, has a principal amount of $100,000. It carries an annual interest rate of 8%. As of March 31, 2026, the remaining balance on the loan is $85,228.

13.	Water On Demand, Inc. (“WODI”)

Water On Demand, Inc. (“WODI”) is a subsidiary of OriginClear, Inc., which held 12,171,067 of the 22,781,322 outstanding shares of WODI common stock as of March 31, 2026, representing a 53.43% ownership interest. The Company consolidates WODI’s financial results in accordance with ASC 810 (see Note 2).

Strategic Developments

On April 14, 2023, WODI acquired the MWS business unit from OriginClear, Inc. including related assets, patents, and intellectual property. Subsequently, on September 21, 2023, WODI merged with PWT, a Texas-based water solutions provider with a 20-year history in delivering commercial and industrial water treatment solutions. The combined entity operated under the WODI name in preparation for a proposed Nasdaq listing via merger with FRLA.

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

Restricted-Stock Grant Agreements

Between August 12, 2022, and August 3, 2023, WODI approved restricted-stock grant agreements covering up to 15,550,000 WODI common shares for directors, employees, and consultants. Shares vest upon the earlier of (i) WODI’s common stock being listed on a national securities exchange or (ii) the third anniversary of the grant date, subject in each case to quarterly trading-volume thresholds. No restricted shares vested during the three months ended March 31, 2026, and no compensation expense was recognized because vesting was not considered probable under ASC 718.

14.	Commitments and Contingencies

Facility Lease

The Company leases its production facility at 5225 W. Houston, Sherman, Texas, under a non-cancelable operating lease that began July 1, 2024. (see Note 4) The lease is triple-net, and the current monthly base rent is $13,313. Lease payments due after March 31, 2026 total $578,437.

Warranty Reserve

PWT projects are generally warranted against defects in materials and workmanship for one year from the date of completion, with certain construction areas and materials having extended guarantees. Based on historical experience, known risks related to critical components, and management’s assessment, the Company recorded a warranty reserve of $50,000 as of March 31, 2026. This reserve reflects potential liabilities related to high-value components (pumps, RO membranes, and EDI modules). Management believes this reserve is adequate to cover probable warranty claims. This reserve is reviewed quarterly for adequacy.

Litigation

There were no material developments during the quarter in the action with Process Solutions, Inc. or other legal proceedings previously described in the Company’s Form 10-K filed April 9, 2026. Management does not believe the ultimate resolution of these matters will have a material adverse effect on the condensed consolidated financial statements.

No other commitments, guarantees, or contingent liabilities requiring disclosure were identified as of March 31, 2026.

15.	Related Party

Promissory Notes to CEO

Promissory Note for $100,000

On December 17, 2025, the Company issued a promissory note to the CEO with a principal amount of $100,000. The note accrues interest at a rate of 8% per annum.

The promissory notes was reviewed and approved by the Company’s Board of Directors in accordance with the Company’s Related Party Transaction Policy. The proceeds from the notes will be used for general corporate purposes.

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

As of March 31, 2026, the Company had two reportable segments. PWT and MWS. PWT is a legacy Texas based engineering and fabrication company focused on commercial and industrial water treatment solutions. MWS is reported as discontinued operations. (see Note 3).

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

Reportable Segments:	Water System Solution Engineering	Modular/ Prefabricated and Conveyance Systems	WODI Corporate	OCLN Corporate	Total
For the three months ended March 31, 2026
Revenue	$2,002,880	$-	$-	$-	$2,002,880
Gross profit	554,401	-	-	(273)	554,128
General and administrative expenses	286,391	-	91,925	270,314	648,630
Operating income (loss)	274,165	-	(434,237)	(341,292)	(501,364)
Segment assets (a)	4,855,229	-	53,697	125,642	5,034,568
Gross profit as a % of revenue	27.68%	-	-	-	27.67%

For the three months ended March 31, 2025
Revenue	$712,292	$692,379	$-	$0	$1,404,671
Gross profit (loss)	316,982	187,960	-	(288)	504,654
General and administrative expenses	223,658	343,801	-	544,613	1,112,072
Operating loss	122,014	(385,959)	-	(667,006)	(930,951)
Segment assets (a)	3,251,590	-	-	88,722	3,340,312
Gross profit as a % of revenue	-	27.15%	-	-	35.93%

(a) Total Segment assets do not include assets of discontinued operations.

17.	Subsequent Events

Management has evaluated subsequent events in accordance with ASC 855 and has not identified any events requiring disclosure.

There were no material equity or financing transactions occurring after March 31, 2026 through the filing date.

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

Overview

OriginClear, Inc. (“OriginClear,” “OCLN,” or the “Company”) was incorporated in Nevada on June 1, 2007, and focuses primarily on supporting the growth and development of its majority-owned subsidiary, Water On Demand, Inc. (“WODI”).Water On Demand

WODI has a wholly owned subsidiary PWT Tech Inc.  (“PWT”), headquartered in Sherman, Texas, as its sole active revenue-producing business. PWT designs, manufactures, and services custom-engineered water treatment systems for commercial and industrial applications.

During the second quarter of 2025, the WODI Board of Directors approved the wind-down of Modular Water Systems (“MWS”), a previously active design-build unit within WODI. As of March 31, 2026, MWS is no longer in operation, and its financial results are presented as discontinued operations in this report.

Concurrently, WODI formally shifted its strategic focus from manufacturing operations toward the development of a water infrastructure financing platform, including its Opportunity Zone Fund strategy. The fund structure was designed to support financing for decentralized water treatment systems in underserved communities while utilizing available federal tax incentive structures. The fund had been formed but had not raised external capital as of March 31, 2026.

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

Water On Demand, Inc. is a C-Corporation and its subsidiary, WODI LLC, as a Qualified Opportunity Zone Business (“QOZB”). It also created a wholly owned subsidiary WODI Sponsor LLC, which operates the business, and performs functions such as administration and contract management. Capital for WODI Sponsor LLC will be raised by selling membership units in the entity to limited partners.  WODI is the General Partner of WODI Sponsor LLC.  The WOD QOZ Fund was established to support future project-related capital raising activities.

The diagram below illustrates the organizational relationships and capital flow among OriginClear’s QOZB entities, including Water On Demand, Inc. (the QOZB), its wholly owned subsidiary (WODI LLC), the external capital-raising vehicle (WODI QOZ Fund), and the carried-interest sponsor (WODI Sponsorship LLC).

Joint Venture

On September 16, 2025, the Company entered into a joint venture with Block40X Inc. to form a Wyoming limited liability company (the “Block40X JV”) to develop and manage Bitcoin mining facilities in the United States. Each party holds a 50% membership interest. In connection with the agreement, the Company granted Block40X restricted stock equal to approximately 5% of the Company’s outstanding common shares. The Block40X JV had no material operations, assets, or liabilities as of March 31, 2026 and will be accounted for under the equity method of accounting.

On September 26, 2025, the Company entered into a joint venture agreement with Bitmern Investments LLC, a subsidiary of Bitmern Technologies LLC, to form a Florida limited liability company (the “Bitmern JV”). Under the agreement, Bitmern holds a 60% ownership interest, and the Company holds 40%. The purpose of the Bitmern JV is to pursue potential digital infrastructure and hosting opportunities in the United States. Bitmern contributes technical expertise, project management, hosting operations, and related intellectual property, while the Company contributes financing activities, capital markets strategy, and compliance support. The Bitmern JV had not commenced material operations as of March 31, 2026 and is accounted for under the equity method of accounting.

During the fourth quarter of 2025, the Company formed OriginSpark Holdings LLC (“OriginSpark”), a Wyoming limited liability company, to pursue potential investments and joint venture opportunities related to digital infrastructure and data center development activities. Investments in OSH will also get percentage ownership in the Bitmern and Block40X JV’s.  As of March 31, 2026, OriginSpark was in process of raising capital and has no operating activity.

On January 27, 2026, the Company, through Water On Demand, Inc., entered into a separate joint venture arrangement with a third party to pursue mobile water treatment infrastructure opportunities through a Texas-based entity. The joint venture is structured as a 50/50 owned entity with shared governance between the parties.  Management has determined that the joint venture will be accounted for under the equity method in accordance with ASC 323. As of March 31, 2026, the venture had no material assets, liabilities, operations, or impact on the consolidated financial statements.

Results of Operations for the three months ended March 31, 2026 and 2025.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2026, was $2,002,880, compared to $1,404,671 for the same period in 2025, increased $598,209 (43%). The increase was primarily driven by higher equipment contracts and pump station sales revenue.

Cost of goods sold increased to $1,448,752 in 2026, from $900,017 in 2025, an increase of $548,735 (61%). As a result, the Company recorded a gross profit of $554,128 compared to a profit of $504,654 in the first quarter of 2025.

Selling and Marketing

Selling and marketing expenses were $406,862 for the quarter ended March 31, 2026, an increase of $83,329 (26%) from $323,533 in 2025. The increase reflects increased advertising and commissions, as well as more project-specific marketing initiatives compared to the prior-year period.

General and Administrative Expenses

General and administrative expenses totaled $648,630 for the quarter, compared to $1,112,072 in 2025, a decrease of $463,442 (42%). Lower legal and professional fees contributed to the decrease as well as decreased payroll and benefit costs in the current period.

Other Income and (Expenses)

Other income (expense) for the three months ended March 31, 2026 was $(1,572,166), compared to $76,914 in 2025, a change of $(1,649,080). The swing was primarily driven by a $909,505 loss on change in derivative liability and a $320,000 loss on debt conversion

Net Loss

Net loss for the three months ended March 31, 2026, was $(2,073,530) compared with net loss of $(767,034) for the same period in 2025, a change of $1,306,496. The change was primarily driven by an increase in derivative losses and higher expenses associated with debt conversions.

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

The financial statements were prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses and held cash of $3,310,171 as of March 31, 2026. Management believes continued investor support and access to capital markets will be necessary to sustain operations.

Summary of Cash Flows for the Three Months Ended March 31

Category	2026	2025
Net cash used in operating activities	$1,512,493	$(221,342)
Net cash used in investing activities	$-	$(7,500)
Net cash provided by financing activities	$969,671	$1,576,522
Net increase (decrease) in cash and cash equivalents	$2,482,164	$1,347,680

Capital Expenditures

Apart from modest tenant improvements at the Sherman facility, the Company does not anticipate significant capital expenditure over the next twelve months. However, Growth initiatives for the anticipated OZ-fund model will require external capital, which may be raised through equity or debt offerings.

Critical Accounting Policies

The Company’s critical accounting policies, as described in its 2025 Form 10-K, remain unchanged. They include revenue recognition under ASC 606, expected-credit-loss measurement under ASC 326, fair-value accounting for derivatives under ASC 815, impairment testing for long-lived and indefinite-lived assets under ASC 360 and ASC 350, stock-based compensation under ASC 718, warranty-reserve estimation, and valuation-allowance assessment for deferred tax assets. Management’s judgments and estimates in applying these policies could materially affect the financial statements.

Trends and Outlook

Management expects revenue for the remainder of 2026 to be driven by PWT’s backlog. The wind-down of MWS eliminates a low-margin manufacturing line and allows resources to be redirected to financing activities. The Company’s ability to raise additional capital on reasonable terms will be critical to funding operations and executing its decentralized water-finance strategy.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fiscal quarter ending March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Internal Controls

Internal controls provide reasonable, not absolute, assurance and, due to inherent limitations may not prevent or detect all misstatements.

PART II

Item 1. Legal Proceedings.

None

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

May 26, 2026

ORIGINCLEAR, INC.

/s/ Cory Mertes
Cory Mertes
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

